Form 10QSB
period 2000-08-31
TBX RESOURCES INC
filed 2000-10-26
CIK 1108645

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDING AUGUST 31, 2000.

 [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                              For the transition period from        to        .
                                                             ------    ------

                              Commission File Number       0-30746
                                                       --------------

                               TBX RESOURCES, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

                         Texas                                                      75-2592165
--------------------------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                                 12300 Ford Road
                                    Suite 265
                                Dallas, TX 75234
                    (Address of principal executive offices)

Issuer's telephone number   (972) 243-2610
                          ----------------

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   16,423,350
                                                  ---------------

Transitional Small Business Disclosure Format (check one) Yes [ ]   No [x]

                               TBX RESOURCES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                August 31,     November 30,
                                                                   2000           1999
                                                                ----------     -----------
                                      ASSETS

CURRENT ASSETS
  Cash and equivalents                                          $   489,448    $     3,174
  Accounts receivable
    Trade                                                             1,000          2,967
    Affiliates                                                           --         79,447
    Other                                                            25,916        123,965
  Prepaid expenses                                                   75,264             --
  Deferred income taxes                                                  --         56,669
                                                                -----------    -----------
    Total current assets                                            591,628        266,222
                                                                -----------    -----------

EQUIPMENT AND PROPERTY
  Office furniture, fixtures and equipment                           72,085         71,748
  Oil and gas properties, using successful efforts accounting
    Proved properties and related equipment                       2,853,983      2,363,738
                                                                -----------    -----------
                                                                  2,926,068      2,435,486
  Less accumulated depreciation, depletion and amortization         121,427         81,427
                                                                -----------    -----------
      Total equipment and property                                2,804,641      2,354,059
                                                                -----------    -----------

INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC.                      200,000        300,000
                                                                -----------    -----------

DEFERRED INCOME TAXES                                                    --        179,073
                                                                -----------    -----------

OTHER ASSETS                                                         12,685         45,712
                                                                -----------    -----------
      TOTAL ASSETS                                              $ 3,608,954    $ 3,145,066
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Trade accounts payable                                     $    54,968    $    91,291
     Taxes payable                                                   45,848         54,419
     Accrued expenses                                                73,364         26,895
                                                                -----------    -----------
      Total current liabilities                                     174,180        172,605
                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES                                            --             --
                                                                -----------    -----------

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value; authorized 100,000,000 shares;
     16,423,350 shares outstanding at August 31, 2000 and
     14,599,027 shares outstanding at November 30, 1999             164,234        145,590
  Additional paid-in capital                                      6,491,442      4,582,976
  Accumulated deficit                                            (3,220,902)    (1,756,105)
                                                                -----------    -----------
      Total stockholders' equity                                  3,434,774      2,972,461
                                                                -----------    -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 3,608,954    $ 3,145,066
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                          For Three Months Ended        For Nine Months Ended
                                                                       ----------------------------  ----------------------------
                                                                       Aug. 31, 2000  Aug. 31, 1999  Aug. 31, 2000  Aug. 31, 1999
                                                                       -------------  -------------  -------------  -------------
REVENUES:
Oil and gas sales                                                        $     9,061    $     9,852    $    30,876    $    37,034
Joint venture income                                                          50,832         82,202        180,473         82,202
Other                                                                          9,784          1,389         17,502         22,677
                                                                         -----------    -----------    -----------    -----------
     Total revenues                                                           69,677         93,443        228,851        141,913
                                                                         -----------    -----------    -----------    -----------
EXPENSES:
Lease operating and taxes                                                     47,527         43,265        105,170        152,397
Joint venture costs and expenses                                              50,832         14,889        180,473         14,889
Selling, general and administrative                                          215,940         83,447        930,401        512,784
Geological and engineering                                                        --             --        101,857             --
Loss on sale of oil and gas leases and settlement of Litigation                   --        187,739             --        187,739
Loss on option to purchase shares of Southern Oil & Gas Company                   --             --        100,000
Depreciation, depletion and amortization                                      15,000        (31,721)        40,000         15,311
                                                                         -----------    -----------    -----------    -----------
     Total expenses                                                          329,299        297,619      1,457,901        883,120
                                                                         -----------    -----------    -----------    -----------
NET LOSS BEFORE PROVISION FOR INCOME TAXES                                  (259,622)      (204,176)    (1,229,050)      (741,207)

Provision for income taxes                                                        --             --       (235,742)            --
                                                                         -----------    -----------    -----------    -----------
NET LOSS                                                                 $  (259,622)   $  (204,176)   $(1,464,792)   $  (741,207)
                                                                         ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                             $     (0.02)   $     (0.01)   $     (0.10)   $     (0.05)
                                                                         ===========    ===========    ===========    ===========
Weighted average common shares used in per share calculations:
     Basic                                                                15,416,529     14,163,743     15,416,529     14,163,743
                                                                         ===========    ===========    ===========    ===========
     Diluted                                                              16,016,529             --     16,016,529             --
                                                                         ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 For Nine Months Ended
                                                                            ------------------------------
                                                                            Aug. 31, 2000    Aug. 31, 1999
                                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                                         $(1,464,792)     $  (741,207)
   Adjustments to reconcile net income (loss) to net cash
   flow from operating activities:
      Depreciation, depletion and amortization                                    40,000           15,311
      Loss on sale of oil and gas leases and settlement of Litigation                 --          187,739
      Loss on option to purchase shares of Southern Oil & Gas Company            100,000               --
      Common stock options issued for consulting services                        150,000               --
      Common stock issued to employees                                            10,500               --
      Reversal of long-tern deferred income tax benefit                          179,073               --
      Changes in operating assets and liabilities:
         Decrease (increase) in:
            Trade receivables                                                      1,967          (28,825)
            Affiliate receivables                                                 79,447           14,389
            Other receivables                                                     98,049          (39,360)
            Prepaid expenses                                                     (75,264)              --
            Deferred income tax benefit                                           56,669               --
         Increase (decrease) in:
            Accounts payable                                                     (36,323)         (17,065)
            Taxes payable                                                         (8,571)         (19,447)
            Accrued expenses                                                      46,469            2,883
                                                                             -----------      -----------
Net cash provided by (used) for operating activities                            (822,776)        (625,582)
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash used in the acquisition of options and stock
      of Southern Oil & Gas Company, Inc.                                             --         (300,000)
   Cash provided by the disposal of property and equipment                        18,780           15,206
   Cash used in the acquisition of property and equipment                       (217,406)              --
                                                                             -----------      -----------
                                                                                (198,626)        (284,794)
                                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash provided (used) by change in other assets                                 33,027          (27,557)
   Cash provided by the issuance of common stock and subscriptions             1,474,649          794,758
                                                                             -----------      -----------
                                                                               1,507,676          767,201
                                                                             -----------      -----------
Net Increase (Decrease) In Cash                                                  486,274         (143,175)
Cash at beginning of period                                                        3,174          145,920
                                                                             -----------      -----------
Cash at end of period                                                        $   489,448      $     2,745
                                                                             -----------      -----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES (UNAUDITED)

Fair value of oil and gas working and partnership interests acquired         $  (291,961)     $        --
Issuance of common stock for assets                                              291,961               --
                                                                             -----------      -----------
                                                                             $        --      $        --
                                                                             ===========      ===========

The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR NINE MONTHS ENDED AUGUST 31, 2000
                                   (Unaudited)


                                                                        COMMON STOCK            ADDITIONAL      ACCUM-
                                                                  --------------------------     PAID-IN        ULATED
                                                                    SHARES        PAR VALUE      CAPITAL        DEFICIT
                                                                  ----------     -----------    ----------     ----------
BALANCE NOVEMBER 30, 1999                                          14,559,027     $145,590      $4,582,976    $(1,756,105)
Sale of common stock                                                1,240,281       12,403       1,462,246              -
Additions to paid-in capital for consulting services                        -            -         150,000              -
Additions to paid-in capital for purchase of working
 and partnership interests                                            519,042        5,191         286,770              -
Additions to paid-in capital for employee services                    105,000        1,050           9,450              -
Net loss for period                                                         -            -               -     (1,464,797)
                                                                   ----------     --------      ----------    -----------
BALANCE AUGUST 31, 2000                                            16,423,350     $164,234      $6,491,442    $(3,220,902)
                                                                   ==========     ========      ==========    ===========

The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                AUGUST 31, 2000


1.       BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company's principal business activity is acquiring and developing oil and gas properties. The Company has 64 oil and gas wells and 8 injection wells that are located in East Texas and Oklahoma. The Company's philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. The Company also sponsors joint venture development partnerships for the purpose of developing oil and gas properties for profit.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the period indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the financial statements of the Company for the year ended November 30, 1999 (including the notes thereto) set forth in Form 10-SB.

3.       SIGNIFICANT TRANSACTIONS:

a. On January 6, 1999 the Company entered into an option agreement, as amended, to purchase all of Southern Oil & Gas Company's (Southern) stock for $1,000,000. Under the terms of the agreement TBX paid $100,000 for the option to purchase the shares that ran up to and including March 31, 2000. The Company currently holds a 20% interest in Southern. The Company made a final decision to not increase its interest in Southern and wrote-off the option amount.

b. The Company has placed restrictions on stockholders wishing to sell their common stock as follows:

    ( i ) To hold or to sell after an Initial Public Offering only up 20% of the shares owned during the year 2000 and,

    ( ii ) To continue to hold or to sell up to additional 20% of the original amount of shares owned during the first quarter of the year 2001.

    This agreement expires on March 31, 2001.

c. During the nine months ended August 31, 2000, the Company purchased approximately 75% of the partnership interests in the Bethany Field Joint Venture that the Company sponsored in 1999. The Company's common stock was used to purchase the interests that were valued at $1.00 per share for each dollar invested in the partnership. The transaction totaled $291,961 that the Company recorded as and addition to property and equipment.

                               TBX RESOURCES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000



3. SIGNIFICANT TRANSACTIONS (CONTINUED):

Current year costs in excess of Bethany Field revenue are recorded as an increase in the Company's basis in the partnership. The Company's interest in the partnership increased in the current quarter by $114,229 and was recorded as an addition to property and equipment.

d. The Company executed an Employment Agreement effective December 1, 1999 with Mr. Timothy Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs received among other items, an annual compensation of $150,000 and bonuses of up to 10% of the funds raised when the Company completes a major acquisition, funding or financing. In addition, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company's common stock a year at a price which shall not be greater than 50% of the average bid price for the shares during the previous year. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. During the nine months ended August 31, 2000, the Company paid Mr. Burroughs approximately $126,000 in bonuses.

e. During the nine months ended August 31, 2000, the Company used the services of a consultant who received 100,000 in common stock options at $1.50 per share. The Company recorded the transactions as a $150,000 charge to expense with an offsetting credit to additional capital.

f. Mr. Burroughs, our president, owns a consulting company named Marketing Research Group, Inc. The Company paid Marketing Research Group consulting fees of approximately $135,000 for services rendered.

g. The Company paid retainers to attorneys that totaled $100,000 which is to be applied to legal fees to defend the Company and Mr. Burroughs in an investigation by the State of Texas Securities Board and the US Justice Department. The Company paid approximately $50,000 in legal fees through the current quarter. See the Legal Proceeding section for a more detailed discussion of this matter.

h. On May 26, 2000 a former employee was sentenced to three years probation for forging Company checks. As part of the sentencing the employee is required to make restitution to the Company in the amount of $152,915. The minimum monthly payment due the Company is $134. The Company established an allowance for possible non-collection of the receivable for all but one year's required minimum payments of approximately $1,608.

i. On July 12, 2000 the Company entered into a joint venture agreement with Getty Natural Gas Corporation (Getty). Under the terms of the agreement TBX can acquire 50% of Getty's right to acquire, drill, and participate in 83,000 acres of development in the Anadarko Basin in Oklahoma. As part of the agreement with Getty, TBX will issue 55,000 restricted shares with another 55,000 restricted shares to be placed in escrow until the reserve value of TBX's interest in the joint venture reaches $500,000. Upon issuance, the assigned $110,000 value for the shares will be added to the Company's joint venture oil and gas properties.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DESCRIPTION OF PROPERTIES

         Our properties generally, include leasehold rights in six oil and gas fields located in Gregg, Hopkins, Franklin, Panola and Wood Counties, Texas, which are located in East Texas. These six fields are referred to as the East Texas, Mitchell, Talco, Manziel, Quitman and Bethany Fields. As of May, 2000, we owned or operated an interest in 69 wells, 6 of which were producing, 52 of which were shut-in, 8 of which were designated as injection wells and 3 were designated as water supply wells. We also have recently acquired an interest in properties in Oklahoma, the development of which is in a very early stage.

RESULTS OF OPERATIONS AS OF AUGUST 31, 2000 VS. AUGUST 31, 1999

         REVENUE - During the nine months ended August 31, 2000, we generated approximately $29,876 in revenue from oil and gas sales as compared to $37,034 for the nine months ended August 31, 1999. The $7,158 decrease was primarily due to reduced oil sales. Joint venture income for the nine months ended August 31, 2000 was $180,473 as compared to $82,202 for the same period last year. The increase of $98,271in joint venture partnership income resulted from our increased development activities in the current year. Other income for the nine months ended August 31, 2000 was $17,502 as compared to $22,677 for the same period last year. The decrease of $5,175 was attributable to reduced fee income of $14,325 offset by higher interest on our money market accounts.

         EXPENSES - Lease operating and taxes decreased $47,227 form $152,397 for the nine months ended August 31, 1999 to $105,170 for the nine months ended August 31, 2000. The decrease is primarily the result of the shut-in of producing wells and the disposal of 12 wells. Joint venture costs and expenses were approximately $180,473 as compared to $14,889 for the same period last year. The increase of $165,584 resulted from our increased joint venture development activities in the current year. Selling, general and administrative expenses increased approximately $417,617 from $512,784 for the nine months ended August 31, 1999 to $930,401 for the nine months ended August 31, 2000. The increase is primarily due to higher salaries and employee related costs, and consulting fees offset by reduced legal and accounting fees. Geological and engineering fees of $101,857 for the nine months ended August 31, 2000 relate to reserve studies for a proposed acquisition. The acquisition was not consummated and the fees were charged to current operations. For the nine months ended August 31, 1999, we recorded a loss of $187,739 on the sale of oil and gas properties and the settlement of litigation. The net book value of the wells sold was $112,739. We assigned our interest in the Pine Mills Field located in East Texas for the settlement of a dispute in a civil action. The net book value of $75,000 was charged to earnings. For the nine months ended August 31, 2000, we recorded a loss of $100,000 on the lapse of our option to purchase additional shares of Southern Oil & Gas Company, Inc. Depreciation, depletion and amortization increased $24,689 from $15,311 for the nine months ended August 31,1999 to $40,000 for the nine months ended August 31, 2000. The increase is due to a change in estimate.

         PROVISION FOR INCOME TAXES - During the nine months ended August 31, 2000, we reversed tax benefits totaling $235,742 that corresponds to the losses sustained in prior years. No tax benefits were recorded for the nine months ended August 31, 1999.

         NET LOSS - Our net loss increased approximately $723,585 from $741,207 for the nine months ended August 31, 1999 to $1,464,792 for the nine months ended August 31, 2000. The increase in the loss is primarily attributable to increased general and administrative expenses, geological and engineering fees, the write-off of Southern Oil & Gas Co. options and the reversal of our previous income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2000, we had approximately $489,448 in cash and money market accounts and $417,448 in working capital. At November 30, 1999, cash and working capital were approximately $3,174 and $93,617, respectively.

         We have funded our operations through cash generated from the sale of our common stock. Our cash used for operating activities totaled $822,776 and $625,582 for the nine months ended August 31 2000 and August 31, 1999, respectively. Our capital investments totaled $198,626 and $284,794 for the nine months ended August 31 2000 and August 31, 1999, respectively. Cash provided by the sale of common stock totaled $1,474,649 during the nine months ended August 31, 2000 while cash provided by the sale of common stock totaled $794,758 for the nine months ended August 31, 1999.

         We expect that the principal source of funds in the near future will be from the sale of our common stock. We expect that the principal use of funds in the foreseeable future will be for developing existing oil and gas properties and the acquisition of new properties.

PLAN OF OPERATION FOR THE FUTURE

         We currently expect to generate sufficient revenues from the sale of our production to pay all costs associated with our company for at least the following twelve months. We think that this sufficient revenue will come from two sources: increased prices for oil production and increased number of wells brought on-line. Specifically, over the past twelve months, the price paid for oil production in the area in which our wells are located has more than doubled. This increase in oil price has made it to where more of our wells are capable of commercial production such that those wells that have been shut in may be reopened and production commenced therefrom, thus additionally increasing our revenues. However, our existing plan is subject to alterations based on opportunities that may present themselves. These plans may involve selling additional shares of our common stock.

         We may purchase new oil and gas properties or additional equipment to operate same. Any such additional purchases will be done on an "as needed" basis and will only be done in those instances in which we believe such additional expenditures will increase our profitability. Our ability to acquire additional properties or equipment is strictly contingent upon our ability to locate adequate financing to pay for these additional properties or equipment. There can be no assurance that we will be able to obtain the opportunity to buy properties or equipment that are suitable for our investment or that we may be able to obtain financing to pay for the costs of these additional properties or equipment at terms that are acceptable to us. Additionally, if economic conditions justify the same, we may hire additional employees although we do not currently have any definite plans to make additional hires.

         The oil and gas industry is subject to various trends. In particular, at times crude oil prices increase in the summer, during the heavy travel months, and are relatively less expensive in the winter. Of course, the prices obtained for crude oil are dependent upon numerous other factors, including the availability of other sources of crude oil, interest rates, and the overall health of the economy. We are not aware of any specific trends that are unusual to our company, as compared to the rest of the oil and gas industry.

         We do not currently have any material commitments for capital expenditures of which we are aware. However, if we decide to purchase additional oil and gas properties, the funds we would need to acquire such properties could be material. However, we will not acquire properties without obtaining, in advance, suitable financing to fund the purchase of such properties. In general, although conditions have improved over the past six months, many financial institutions are reluctant to loan amounts to oil and gas companies, primarily based upon the significant downturn with the past twenty four months of the price of oil. As a general rule, as the price of oil increases, the ability to obtain financing for projects in the oil and gas industry increases. However, because of the cycles experienced in the oil and gas industry, there can be no assurance that we will be able to obtain financing for projects it wishes to pursue, regardless of the economic viability we envision for the project, if institutional funds are not available. We currently do not have any firm commitments by anyone to loan or otherwise make available to us funds necessary to conduct our operations.

CAUTIONARY STATEMENT

         This Form 10-QSB contains statements which may constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding our intent, belief or current expectations of our Company, our directors or officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and
(iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by governmental regulations; (iii) any adverse effect on our continued positive cash flow and our abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business;
(v) any inability of us to successfully conduct our business in new markets; and
(vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                           PART II. OTHER INFORMATION

LEGAL PROCEEDINGS

         None.

CHANGES IN SECURITIES

         None.

DEFAULTS UPON SENIOR SECURITIES

         None.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

OTHER INFORMATION

         None.

EXHIBITS AND REPORTS ON FORM 8-K

         We did not file a report on Form 8-K during the period covered by this Form 10-QSB.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.


COMPUTER AUTOMATION SYSTEMS, INC.

DATE:  Effective October 16, 2000
     --------------------------------------------------

SIGNATURE:   /s/ Tim Burroughs
          ---------------------------------------------
                 TIM BURROUGHS, PRESIDENT
                 CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule