Form 10QSB/A
period 2000-08-31
TBX RESOURCES INC
filed 2001-01-09
CIK 1108645

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                 AMENDMENT NO. 1


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDING AUGUST 31, 2000.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from              to                 .
                                               ------------    ----------------

                Commission File Number    0-30746
                                      --------------

                               TBX RESOURCES, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


                     Texas                                                     75-2592165
-------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

                                 12300 Ford Road
                                    Suite 265
                                Dallas, TX 75234
                    (Address of principal executive offices)

Issuer's telephone number   (972) 243-2610
                          ----------------

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:            16,423,350               .
                                          -------------------------------------

Transitional Small Business Disclosure Format (check one) Yes [ ]       No [x]

                               TBX RESOURCES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          August 31,       November 30,
                                                                             2000              1999
                                                                         ------------      ------------

                                     ASSETS

CURRENT ASSETS
  Cash and equivalents                                                   $    489,448      $      3,174
  Accounts receivable
     Trade                                                                      1,000             2,967
     Affiliates                                                                    --            79,447
     Other                                                                     25,916           123,965
  Prepaid expenses                                                             75,264                --
  Deferred income taxes                                                            --            56,669
                                                                         ------------      ------------
     Total current assets                                                     591,628           266,222
                                                                         ------------      ------------

EQUIPMENT AND PROPERTY
  Office furniture, fixtures and equipment                                     72,085            71,748
  Oil and gas properties, using successful efforts accounting               2,853,983         2,363,738
                                                                         ------------      ------------
     Proved properties and related equipment                                2,926,068         2,435,486
  Less accumulated depreciation, depletion and amortization                   121,427            81,427
                                                                         ------------      ------------
     Total equipment and property                                           2,804,641         2,354,059
                                                                         ------------      ------------

INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC.                                200,000           300,000
                                                                         ------------      ------------

DEFERRED INCOME TAXES                                                              --           179,073
                                                                         ------------      ------------

OTHER ASSETS                                                                   12,685            45,712
                                                                         ------------      ------------
     TOTAL ASSETS                                                        $  3,608,954      $  3,145,066
                                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                 $     54,968      $     91,291
  Taxes payable                                                                45,848            54,419
  Accrued expenses                                                             73,364            26,895
                                                                         ------------      ------------
     Total current liabilities                                                174,180           172,605
                                                                         ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                      --                --
                                                                         ------------      ------------

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value; authorized 100,000,000 shares
    16,423,350 shares outstanding at August 31, 2000 and
    14,599,027 shares outstanding at November 30, 1999                        164,234           145,590
  Additional paid-in capital                                                6,491,442         4,582,976
  Accumulated deficit                                                      (3,220,902)       (1,756,105)
                                                                         ------------      ------------
     Total stockholders' equity                                             3,434,774         2,972,461
                                                                         ------------      ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  3,608,954      $  3,145,066
                                                                         ============      ============

The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       For Three Months Ended            For Nine Months Ended
                                                                   ------------------------------    ------------------------------
                                                                   Aug. 31, 2000    Aug. 31, 1999    Aug. 31, 2000    Aug. 31, 1999
                                                                   -------------    -------------    -------------    -------------

REVENUES:
  Oil and gas sales                                                 $      9,061     $      9,852     $     30,876     $     37,034
  Joint venture income                                                    50,832           82,202          180,473           82,202
  Other                                                                    9,784            1,389           17,502           22,677
                                                                    ------------     ------------     ------------     ------------
     Total revenues                                                       69,677           93,443          228,851          141,913
                                                                    ------------     ------------     ------------     ------------

EXPENSES:
  Lease operating and taxes                                               47,527           43,265          105,170          152,397
  Joint venture costs and expenses                                        50,832           14,889          180,473           14,889
  Selling, general and administrative                                    215,940           83,447          930,401          512,784
  Geological and engineering                                                  --               --          101,857               --
  Loss on sale of oil and gas leases and settlement of Litigation             --          187,739               --          187,739
  Loss on option to purchase shares of Southern Oil & Gas Company             --               --          100,000
  Depreciation, depletion and amortization                                15,000          (31,721)          40,000           15,311
                                                                    ------------     ------------     ------------     ------------
     Total expenses                                                      329,299          297,619        1,457,901          883,120
                                                                    ------------     ------------     ------------     ------------

NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                                          (259,622)        (204,176)      (1,229,050)        (741,207)

Provision for income taxes                                                    --               --         (235,742)              --
                                                                    ------------     ------------     ------------     ------------

NET LOSS                                                            $   (259,622)    $   (204,176)    $ (1,464,792)    $   (741,207)
                                                                    ============     ============     ============     ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                        $      (0.02)    $      (0.01)    $      (0.10)    $      (0.05)
                                                                    ============     ============     ============     ============
Weighted average common shares used in per share calculations:
  Basic and Diluted                                                   15,416,529       14,163,743       15,416,529       14,163,743
                                                                    ============     ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                For Nine Months Ended
                                                                          -------------------------------
                                                                          Aug. 31, 2000     Aug. 31, 1999
                                                                          -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                        $ (1,464,792)     $   (741,207)
  Adjustments to reconcile net income (loss) to net cash
  flow from operating activities:
     Depreciation, depletion and amortization                                    40,000            15,311
     Loss on sale of oil and gas leases and settlement of Litigation                 --           187,739
     Loss on option to purchase shares of Southern Oil & Gas Company            100,000                --
     Common stock options issued for consulting services                        150,000                --
     Common stock issued to employees                                            10,500                --
     Reversal of long-term deferred income tax benefit                          179,073                --
      Changes in operating assets and liabilities:
       Decrease (increase) in:
          Trade receivables                                                       1,967           (28,825)
          Affiliate receivables                                                  79,447            14,389
          Other receivables                                                      98,049           (39,360)
          Prepaid expenses                                                      (75,264)               --
          Deferred income tax benefit                                            56,669                --
       Increase (decrease) in:
          Accounts payable                                                      (36,323)          (17,065)
          Taxes payable                                                          (8,571)          (19,447)
          Accrued expenses                                                       46,469             2,883
                                                                           ------------      ------------
Net cash provided by (used) for operating activities                           (822,776)         (625,582)
                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in the acquisition of options and stock
     of Southern Oil & Gas Company, Inc.                                             --          (300,000)
  Cash provided by the disposal of property and equipment                        18,780            15,206
  Cash used in the acquisition of property and equipment                       (217,406)               --
                                                                           ------------      ------------
                                                                               (198,626)         (284,794)
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash provided (used) by change in other assets                                 33,027           (27,557)
  Cash provided by the issuance of common stock and subscriptions             1,474,649           794,758
                                                                           ------------      ------------
                                                                              1,507,676           767,201
                                                                           ------------      ------------
Net Increase (Decrease) In Cash                                                 486,274          (143,175)
Cash at beginning of period                                                       3,174           145,920
                                                                           ------------      ------------
Cash at end of period                                                      $    489,448      $      2,745
                                                                           ------------      ------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES (UNAUDITED)

Fair value of oil and gas working and partnership interests acquired       $   (291,961)     $         --
Issuance of common stock for assets                                             291,961                --
                                                                           ------------      ------------
                                                                           $         --      $         --
                                                                           ============      ============

The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR NINE MONTHS ENDED AUGUST 31, 2000
                                   (Unaudited)

                                                                   COMMON STOCK               ADDITIONAL         ACCUM-
                                                           -----------------------------       PAID-IN           ULATED
                                                              SHARES         PAR VALUE         CAPITAL           DEFICIT
                                                           ------------     ------------     ------------     ------------
BALANCE NOVEMBER 30, 1999                                    14,559,027     $    145,590     $  4,582,976     $ (1,756,105)
Sale of common stock                                          1,240,281           12,403        1,462,246               --
Additions to paid-in capital for consulting services                 --               --          150,000               --
Additions to paid-in capital for purchase of working
  and partnership interests                                     519,042            5,191          286,770               --
Additions to paid-in capital for employee services              105,000            1,050            9,450               --
Net loss for period                                                  --               --               --       (1,464,797)
                                                           ------------     ------------     ------------     ------------
BALANCE AUGUST 31, 2000                                      16,423,350     $    164,234     $  6,491,442     $ (3,220,902)
                                                           ============     ============     ============     ============

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

b. The Company has placed restrictions on stockholders wishing to sell their common stock as follows:

     (i) To hold or to sell after an Initial Public Offering only up 20% of the shares owned during the year 2000 and,

     (ii) To continue to hold or to sell up to additional 20% of the original amount of shares owned during the first quarter of the year 2001.

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

d. The Company executed an Employment Agreement effective December 1, 1999 with Mr. Timothy Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs received among other items, an annual compensation of $150,000 and bonuses of up to 10% of the funds raised when the Company completes a major acquisition, funding or financing. During the nine months ended August 31, 2000, the Company paid Mr. Burroughs approximately $126,000 in bonuses. In addition, under the terms of the employment agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company's common stock a year for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous year. The options are cumulative which allow Mr. Burroughs to exercise his options through November 30, 2004 for a total of 2,500,000 shares. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.

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

j. Mr. Burroughs' option to purchase 500,000 shares of common stock in the current fiscal year and a consultant's option to purchase 100,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

RESULTS OF OPERATIONS AS OF AUGUST 31, 2000 VS. AUGUST 31, 1999


         REVENUE: During the nine months ended August 31, 2000, we generated approximately $29,876 in revenue from oil and gas sales as compared to $37,034 for the nine months ended August 31, 1999. The $7,158 decrease was primarily due to reduced oil sales. Joint venture income for the nine months ended August 31, 2000 was $180,473 as compared to $82,202 for the same period last year. The increase of $98,271 in joint venture partnership income resulted from our increased development activities in the current year. Other income for the nine months ended August 31, 2000 was $17,502 as compared to $22,677 for the same period last year. The decrease of $5,175 was attributable to reduced fee income of $14,325 offset by higher interest on our money market accounts.

         EXPENSES: Lease operating and taxes decreased $47,227 form $152,397 for the nine months ended August 31, 1999 to $105,170 for the nine months ended August 31, 2000. The decrease is primarily the result of the shut-in of producing wells and the disposal of 12 wells. Joint venture costs and expenses were approximately $180,473 as compared to $14,889 for the same period last year. The increase of $165,584 resulted from our increased joint venture development activities in the current year. Selling, general and administrative expenses increased approximately $417,617 from $512,784 for the nine months ended August 31, 1999 to $930,401 for the nine months ended August 31, 2000. The increase is primarily due to higher salaries and employee related costs, and consulting fees offset by reduced legal and accounting fees. Geological and engineering fees of $101,857 for the nine months ended August 31, 2000 relate to reserve studies for a proposed acquisition. The acquisition was not consummated and the fees were charged to current operations. For the nine months ended August 31, 1999, we recorded a loss of $187,739 on the sale of oil and gas properties and the settlement of litigation. The net book value of the wells sold was $112,739. We assigned our interest in the Pine Mills Field located in East Texas for the settlement of a dispute in a civil action. The net book value of $75,000 was charged to earnings. For the nine months ended August 31, 2000, we recorded a loss of $100,000 on the lapse of our option to purchase additional shares of Southern Oil & Gas Company, Inc. Depreciation, depletion and amortization increased $24,689 from $15,311 for the nine months ended August 31,1999 to $40,000 for the nine months ended August 31, 2000. The increase is due to a change in estimate.

         PROVISION FOR INCOME TAXES: During the nine months ended August 31, 2000, we reversed tax benefits totaling $235,742 that corresponds to the losses sustained in prior years. No tax benefits were recorded for the nine months ended August 31, 1999.

         NET LOSS: Our net loss increased approximately $723,585 from $741,207 for the nine months ended August 31, 1999 to $1,464,792 for the nine months ended August 31, 2000. The increase in the loss is primarily attributable to increased general and administrative expenses, geological and engineering fees, the write-off of Southern Oil & Gas Co. options and the reversal of our previous income tax benefits.

         Effective December 1, 1999, our president, Mr. Tim Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of our common stock a year at a price which shall not be greater than 50% of the average bid price for the shares during the previous year. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.

         LIQUIDITY AND CAPITAL RESOURCES: At August 31, 2000, we had approximately $489,448 in cash and money market accounts and $417,448 in working capital. At November 30, 1999 cash and working capital were approximately $3,174 and $93,617, respectively.


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


         We expects that the principal source of funds in the near future will be from the sale of our common stock. We expect that the principal use of funds in the foreseeable future will be for developing existing oil and gas properties and the acquisition of new properties.


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

         None.

DEFAULTS UPON SENIOR SECURITIES

         None.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

OTHER INFORMATION

         None.

EXHIBITS AND REPORTS ON FORM 8-K


         A report on Form 8-K was filed during the period covered by this Form 10-QSB on July 24, 2000 describing a material event and the resignation of Christine Coley from our Board of Directors. The material event that was reported was the fact that on May 17, 2000, the Texas Securities Commissioner ordered that the exemption provided under Section 5.O of the Texas Securities Act in connection with the offer for sale and sale of the common stock of our company was suspended, meaning that no securities dealer shall offer for sale or sell our common stock in the State of Texas while this suspension is in effect. This suspension has since been lifted.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.


TBX RESOURCES, INC.

DATE:     January 8, 2001
     --------------------------------------


SIGNATURE:  /s/ Tim Burroughs
          -------------------------------------
            TIM BURROUGHS, PRESIDENT
            CHIEF FINANCIAL OFFICER