Form 10KSB
period 2000-11-30
TBX RESOURCES INC
filed 2001-02-28
CIK 1108645

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2000

                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No.   0-30746

                               TBX RESOURCES, INC.
                 (Name of Small Business Issuer in its charter)

           Texas                                         75-2592165
  ------------------                                     ----------
  (State of incorporation)                               (IRS Employer
                                                         Identification No.)
  12300 Rambler Road, Suite 304
           Dallas, Texas                                    75234
  -------------------------------------                  ------------
  (Address of Principal Executive Office)                  Zip Code

Registrant's telephone number, including Area Code: 972) 243-2610

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               X
                              ---           ---
                              YES           NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $297,319.

The aggregate market value of the voting stock held by non-affiliates of the Company on February 27, 2001, was $24,348,820.80.

As of February 28, 2001, the Company had 16,478,350 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

         TBX Resources, Inc., was incorporated in the state of Texas in March, 1995, by our president, Mr. Tim Burroughs. Our primary focus has been to acquire producing oil and gas properties with opportunities for future development. Prior to acquiring a property, we analyze the previous production and operating history of the property, as well as the production history and related operating procedures for similar wells producing from the same formations in the general area. By acquiring producing properties which respond positively to improved production practices and enhanced recovery techniques, we have built an inventory of infield development drilling locations.

         As of November 30, 2000, our company had total assets of $3,534,109 of which net oil and gas properties amounted to $2,854,000 or 81% of our total assets. At November 30, 2000, we had approximately $324,916 in cash and money market accounts and $255,755 in working capital. Our accumulative losses through November 30, 2000, totaled $3,232.406. Our revenues for our fiscal year ended November 30, 2000 were $297,319 and our net losses for the same period were $(1,636,959). Our ratio of current assets to current liabilities is 2.2:1; we have no long-term debt. As of November 30, 2000, our shareholders equity was a positive $3,332,460.

         Our company has experienced losses over the past years. However, our management is projecting a decrease in general and administrative expenses, an increase in prices obtained for our oil and gas produced and an increase in our total production, due to more of our wells being brought on-line. Our management believes that, with the projected lower general and administrative expenses, increases in production and higher prices for our production, our company's financial success should improve for the fiscal year ending November 30, 2001. However, this success is dependent upon many factors, some of which are not within our control and there can be no assurance that our actual results will improve.

         Our goal is to be a publicly traded, independent oil and gas exploration and production company which can take full advantage of opportunities resulting from the major oil companies' divestiture of domestic oil and gas properties. In particular, most major oil companies are currently more interested in devoting their exploration dollars toward the development of oil and gas fields that are not located in the United States, primarily because of the assumption by the major oil companies that domestic oil and gas properties have been significantly depleted. In addition, due to the extent of the development of domestic oil and gas properties, it is more likely that a significant new discovery in the oil and gas industry would likely be conducted in those areas that have not been so heavily developed, generally being properties that are not contained within the United States. Because major oil companies are more interested in developing their overseas holdings, they often sell their domestic properties at prices that are attractive to independent oil companies, especially since we have significantly lower administrative costs than large oil companies. Due to our lower infrastructure costs, we believe that our costs of owning and operating domestic oil and gas properties are lower than those same costs as experienced by major oil companies.

PREVIOUS JOINT VENTURES

         Since our inception, we have acted as the joint venture manager of 11 Joint Ventures, all of which have been located in east Texas and western Louisiana. We remain the Joint Venture Manager of only one of these joint ventures, the Bethany Field Joint Venture. The remaining joint ventures we developed were essentially "rolled up" into our company in that we exchanged shares of our common stock in return for our joint venture partners' interest in the properties developed by their previous joint ventures.

WELLS HELD BY THE COMPANY

         As more particularly described in the description of properties section, we own or operate 54 wells located in Gregg, Hopkins, Franklin, Panola and Wood Counties, Texas. Of these 54 wells, 8 wells have been designated as injection wells and 3 wells have been designated as water supply wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. In addition, 6 wells are currently producing oil. The remaining 37 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. During the next twelve months, we hope to be able to bring some of the wells that are currently shut-in on-line so that the same will begin to produce oil. However, our ability to re-open these wells is dependent upon us obtaining sufficient financing to pay the costs associated with re-opening these wells and operating the same once re-opened.

DEVELOPMENT AND EXPLORATION ACTIVITIES

         Economic factors prevailing in the oil and gas industry change from time to time. The uncertain nature and trend of economic conditions and energy policy in the oil and gas business generally make flexibility of operating policies important in achieving desired profitability. We intend to evaluate continuously all conditions affecting our potential activities and to react to those conditions as we deem appropriate from time to time by engaging in businesses most profitable for us.

         In addition, in order to finance future development and exploration activities, we will consider sponsoring public or private partnerships depending upon the number, size and economic feasibility of our generated prospects, the level of participation of our industry partners and various other factors. However, potential investors should note that we currently do not have in place any definite financing opportunities and there can be no assurance that we will be able to enter into such financing arrangements or that if we are able to enter into such arrangements, we will be able to achieve any profitability as a result of our operations.

         We expect that the principal source of funds in the near future will be from the sale of our common stock. On February 6, 2001 we entered into a Regulation S Stock Purchase Agreement ("Stock Purchase Agreement") with Citizen Asia Pacific Limited (CAPL), a Hong Kong company whereby we agreed to offer and sale shares of our common stock in reliance of an exemption from the registration requirements of the United States and state securities laws under Regulation S promulgated under the Securities Act of 1933. The Stock Purchase

Agreement stipulates that CAPL will use its best efforts to purchase from us up to 800,000 restricted shares of common stock at a per share price which shall be 30% of the moving ten day average closing prices of our shares of common stock as quoted on the OTC Bulletin Board or other public trading market. We have the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs from February 7, 2001 to September 30, 2001. We expect the principal use of funds generated from the Stock Purchase Agreement in the foreseeable future will be for developing existing oil and gas properties and/or the acquisition of new properties.

BUSINESS RISKS

         TBX Resources is subject to all of the risks normally associated with the exploration for and production of oil and gas, including uncontrollable flows of oil, gas or well fluids into the atmosphere, pollution, and fires, each of which could result in damage to or destruction of oil and gas wells, producing formations, or production facilities or damage to persons and other property. As is common in the industry, we do not fully insure against all these risks either because insurance is not available or because we elect not to insure due to prohibitive premium costs. The occurrence of an event affecting TBX Resources could have a material adverse effect on the financial position and results of our operations.

         Our exploration activities carry risks that the value of the related acreage may be decreased by adverse geological studies, unfavorable drilling results on nearby acreage, or lease expirations. In addition, drilling carries a significant risk that no commercial oil or gas production will be obtained and the investment will not be recovered. We prefer to re-complete or rework producing properties to minimize this risk. The ultimate cost of drilling, completing, and operating wells is often uncertain. Moreover, drilling operations may be curtailed or delayed, with the likelihood of increased costs, as a result of, among other factors, title problems, wellhead prices, weather conditions, and geologic uncertainty.

         Our competitors include major oil companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our larger competitors possess and employ financial and personnel resources substantially greater than those available to us. Such companies are able to pay more for oil and gas properties and to define, evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

         The availability of a ready market for oil and gas produced from properties now owned or hereafter acquired by us and the prices for such production are dependent upon numerous factors, many of which are beyond our control. These factors include, among other things, the level of domestic production, the availability of imported oil and gas, actions taken by foreign oil and gas producing nations, the availability of pipelines with adequate capacity and other transportation facilities, the availability and marketing of other competitive fuels, fluctuating demand for oil, gas and refined products, and the extent of government regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products, and substitute fuels. In view of the many uncertainties affecting the supply and demand for crude oil, natural gas, and refined petroleum products, we cannot predict the prices or marketability of our oil and gas production.

         Our oil production is sold at or near our wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. We currently do not have any gas production, but when we do, we expect substantially all of our gas production to be sold on the spot market and not, therefore, subject to long term contracts. Although this may prevent us from being required to dispose of our production at low rates, there can be no assurance that purchasers will be willing to continue to purchase our natural gas on the spot market.

         The production of oil and gas is subject to extensive federal, state and city laws, rules, orders and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels. Although the particular regulations applicable in each state in which operations are conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly-situated operators are provided with reasonable opportunities to produce their respective fair share of available oil and gas reserves. However, since these regulations generally apply to all oil and gas producers, our management believes that these regulations should not put us at a material disadvantage to other oil and gas producers.

         State initiatives to regulate further the disposal of oil and gas wastes could have a major impact on us. In addition, we are subject to laws and regulations concerning occupational health and safety. We do not anticipate being required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental or occupation health and safety laws and regulations, but insomuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance with these laws. However, we do not believe that our environmental risks are materially different from those of comparable gas and oil companies operating in similar geographic areas.

OFFICES

         We maintain our corporate offices at 12300 Ford Road, Suite 194, Dallas, Texas, and pay a monthly rental of approximately $2,100.00 per month. Our lease originally terminated on April 30, 1996, but in January, 2000, we entered into an agreement by which our lease was extended until July 31, 2000. In July, 2000, we began negotiations with our landlord, the result of which was that in September, 2000, we entered into a new lease that terminates in September, 2001. We currently have no plans to move our offices. Although we currently do not have any plans to terminate our lease, because of the small amount of space required for our offices, together with the abundance of office space available in the Dallas/Ft. Worth metroplex, we do not anticipate any problems in obtaining suitable office space if our lease were terminated.

ITEM 2.  DESCRIPTION OF PROPERTY

         GENERAL: The following is various information concerning production from our oil and gas wells, and our productive wells and acreage and undeveloped acreage. Our oil and gas properties are located within the northern part of the prolific east Texas salt basin. The earliest exploration in this area dates back to the early 1920s and 1930s, when frontier oil producers were exploring areas adjacent to the famous "east Texas field" located near the town of Kilgore, Texas. We have leasehold rights in three oil and gas fields located in Gregg, Hopkins, Franklin, Panola, and Wood Counties, Texas.

         RESERVES REPORTED TO OTHER AGENCIES. We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.

         PROPERTIES. The following is a breakdown of our properties:


            Name of Field           Gross Producing Well Count        Net Producing Well Count
--------------------------------    --------------------------        ------------------------
East Texas Field                            0                                  0

Mitchell Creek & Talco Field (1)            4                                  3.9

Manziel & Quitman Field                     4                                  4

Bethany Field                               0                                  0

         (1) Although these wells are classified as producing wells, since they have only recently been brought back to on-line status and are currently undergoing testing, we do not have sufficient information to record the current production from these wells.

         The following information pertains to our properties as of August 31, 2000:


 Name of               Proved        Proved          Proved          Proved      Current       Percentage of
 Field                 Reserves:     Reserves:       Developed       Developed   Production:   Reserves in Field
                       Oil           Gas             Reserves:       Reserves:   Oil           to Total Reserves
                       (bbls)        (mcf)           Oil             Gas         (bbls)(1)     Held by the
                                                     (bbls)          (mcf)                      Company
---------------        ---------     ---------       ---------       ---------   -----------   -----------------
East
Texas                                                                                          oil     5.0
Field                   14,093               0          14,093               0         0       gas       0

Mitchell Creek                                                                                 oil    40.1
& Talco Field          113,690               0         113,690               0         0       gas       0

Manziel &                                                                                      oil    54.9
Quitman Field          155,932               0         155,932               0       148       gas       0

Bethany Field                                                                                  oil       0
                             0       1,455,915               0               0         0       gas     100

(1) The current production figure specified above is for the production for the month of August, 2000.

         PRODUCTION. The following tables set forth for the years indicated by the geographic areas indicated the average sales price, including transfers, per unit of oil produced and of gas produced and the average production costs per unit of production.

1997:



Geographic Area   Cumulative     Average Sales  Average        Cumulative     Average Sales   Average
                  Annual         Price Per      Production     Annual         Price Per Unit  Production
                  Production of  Unit (barrel)  Cost Per Unit  Production of  (mcf) of Gas    Cost Per Unit
                  Oil (barrels)  of Oil         (barrel) of    Gas (mcf)      Produced        (mcf) of Gas
                                 Produced       Oil Produced                                  Produced
----------------- -------------  -------------  -------------  -------------  --------------  -------------
East Texas Field  23,567         $18.50         $5.86          N/A            N/A             N/A

When the above amounts are computed for all of the properties we own, on a weighted average basis, the average sales price per barrel of oil for our oil wells for 1997 equaled $18.50 per barrel of oil. In addition, the average production costs (lifting costs) per equivalent barrel in 1997 was $5.86, again computed by taking into account weighted averages of the above numbers.

1998:


Geographic Area   Cumulative     Average Sales  Average        Cumulative     Average Sales   Average
                  Annual         Price Per      Production     Annual         Price Per Unit  Production
                  Production of  Unit (barrel)  Cost Per Unit  Production of  (mcf) of Gas    Cost Per Unit
                  Oil (barrels)  of Oil         (barrel) of    Gas (mcf)      Produced        (mcf) of Gas
                                 Produced       Oil Produced                                  Produced
----------------  -------------  -------------  -------------  -------------  --------------  -------------
East Texas Field  7,758          $11.90         $13.31         N/A            N/A             N/A

When the above amounts are computed for all of our properties, on a weighted average basis, the average sales price per barrel of oil for our oil wells for 1998 equaled $11.90 per barrel of oil. In addition, the average production costs (lifting costs) per equivalent barrel in 1998 was $13.31, again computed by taking into account weighted averages of the above numbers.

1999:


Geographic Area   Cumulative     Average Sales  Average        Cumulative     Average Sales   Average
                  Annual         Price Per      Production     Annual         Price Per Unit  Production
                  Production of  Unit (barrel)  Cost Per Unit  Production of  (mcf) of Gas    Cost Per Unit
                  Oil (barrels)  of Oil         (barrel) of    Gas (mcf)      Produced        (mcf) of Gas
                                 Produced       Oil Produced                                  Produced
----------------  -------------  -------------  -------------  -------------  --------------  -------------
East Texas Field  2,536          $17.40         $12.09         N/A            N/A             N/A

When the above amounts are computed for all of our properties, on a weighted average basis, the average sales price per barrel of oil for our oil wells for 1999 equaled $17.40 per barrel of oil. In addition, the average production costs (lifting costs) per equivalent barrel in 1999 was $12.09, again computed by taking into account weighted averages of the above numbers.

Notes:

1. In fiscal year 1997, the interest in properties were owned by several Joint Ventures which TBX Resources, Inc. managed. All production costs (also referred to as lease operating expenses or LOE) were paid through the individual Joint Ventures. TBX Resources, Inc. received a percentage of the net (after LOE) revenue from each Joint Venture managed in return for TBX's services. All Joint Ventures were closed in the beginning of fiscal year 1998, partners in the Joint Ventures were issued restricted stock in TBX Resources and the interests held by the Joint Ventures were rolled up into TBX Resources, Inc. directly.

2. Average Production Cost per Unit of Oil Produced was calculated by dividing the total lifting costs (pumper fees, utility costs and material costs) for all properties by the total barrels of oil produced during the corresponding time period. Our average production cost per unit increased from $5.86 in 1997 to $13.31 in 1998. The primary reason this average production cost per unit increased was that as oil prices dropped precipitously in 1998, we significantly curtailed our production, choosing to preserve our prime assets at a time when we thought the prices we would obtain from our production were at a historically low level. In general, we only produced a sufficient amount from most of our wells to allow us to perpetuate our oil and gas leases. Because several lifting costs, such as electricity and pumper fees, have a minimum amount that must be charged each month, as we shut-in wells and had fewer producing wells, our average production cost per unit produced increased. In addition, our electrical charges were higher than normal in proportion to our production rates because of our sporadic use of electricity. As seen in the above tables, our average production cost per unit decreased slightly in 1999, as compared to 1998. We are hopeful that this decrease in average production cost per unit will continue, as we bring additional wells on-line, thus enjoying economies of scale.

PRODUCTIVE WELLS AND ACREAGE

                 Total Gross       Net       Total Gross  Net Productive  Total Gross          Net
Geographic Area   Oil Wells    Productive     Gas Wells      Gas Wells     Developed        Developed
                                Oil Wells                                    Acres            Acres
---------------  -----------   ----------    -----------  --------------  ----------------  ---------
East Texas
Salt Basin          42          41.83865           1          11           3,507.2          3,502.34

(1) We have drilled a gas well that appears to be capable of production after all completion efforts have been finished. However, as of August 31, 2000, no production of gas from this well had been obtained.

         In addition to our ownership in the above described wells, we own 20% of the common stock of Southern Oil & Gas Company ("Southern").Southern is an oil and gas company that owns interests in approximately 435 wells, primarily in north east Louisiana, which wells produce on average approximately 3,500 barrels of oil each month. When we originally entered into this agreement with Southern, we also entered into an operations and management contract (the "Operations Contract") providing that we were to be paid those profits of Southern that exceeded $40,000 each month. Because the amounts we have been paid under the Operations Contract have not been at the levels we anticipated, we have decided not to increase our ownership interest in Southern.

Notes:

1. Total Gross Oil Wells were calculated by subtracting 8 wells designated as Injection Wells, 3 wells designated as water supply wells and 15 wells either sold or plugged and abandoned from the 69 wells owned and/or operated by TBX Resources, Inc. as of November 30, 1999.

2. Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 43 Gross Oil Wells and adding the resulting products.

3. Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds an Interest.

4. Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.

5. All acreage in which we hold a working interest as of November 30, 1999 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be accurately classified as developed.


Geographic Area                 Gross Acres        Net Acres
---------------------           -----------        ---------
East Texas Salt Basin            3,507.2           3,502.34

Notes:

1. Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage.

2. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential. Currently, only the 2,336 acres which make up the NE Bethany Waterflood Unit #3 and its associated leases have been studied in enough depth to have determined a developmental program which will be implemented over the entirety of the acreage.

DELIVERY COMMITMENTS

         In October, 1996, TexEast Operating Company, Inc., a company that is affiliated with our company, entered into a crude oil purchase agreement with Sun Company, Inc. (R&M). Tim Burroughs, our president, owns all of the common stock of TexEast Operating Company, Inc. Pursuant to the Sun agreement, Sun agreed to purchase crude oil and condensate produced from our properties. The Sun agreement had a term of six months commencing on October 1, 1996, and continuing thereafter month-to-month. Although we are in the "month-to-month" portion of the crude oil purchase agreement, if Sun chose to terminate the purchase agreement, we are confident that we would be able to obtain another purchaser in the vicinity of the wells who would purchase our crude oil on prices similar to those offered by Sun.

ITEM 3.  LEGAL PROCEEDINGS

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which our property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the forth quarter of the fiscal year ended November 30, 2000, to a vote of securities holders, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prices for our common stock are currently quoted in the "pink sheets" maintained by the NASD and our ticker symbol is TBXR. Prices for our stock were approved for quotation on the pink sheets on December 7, 1999. The following table shows the high and low bid information for our common stock for each quarter during which prices for our common stock have been quoted in the pink sheets.


Quarter                                      Low Bid               High Bid
Quarter ending February 29, 2000             $1.00                 $1.75

Quarter ending May 31, 2000                  $3.00                 $10.125

Quarter ending August 31, 2000               $2.50                 $5.25

Quarter ending November 30, 2000             $0.75                 $5.00

         The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         We have approximately 300 shareholders of our common stock as of November 30, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company incurred a net loss of $1,636,959 for the fiscal year ended November 30, 2000 as compared to a net loss of $742,857 for fiscal year ended November 30, 1999. The increase in the net loss of $894,102 is discussed below.

         REVENUE - Total revenue decreased $80,646 from $377,965 for the twelve months ended November 30, 1999 to $297,319 for the twelve months ended November 30, 2000.

         During the twelve months ended November 30, 2000, the Company generated approximately $52,070 in revenue from oil and gas sales as compared to $42,995 for the twelve months ended November 30, 1999. The $9,075 increase was primarily due to increased oil prices.

         Joint venture income for the twelve months ended November 30, 2000 was $191,922 as compared to $235,880 for the same period last year. In May 1999 the Company sponsored the formation of a joint venture for the purpose of conducting oil and gas development and production activities on approximately 229 acres in Panola County, Texas. The Company served as General Manager for the joint venture and, as such, had full and exclusive discretion in the management and control of the venture. During the current year, the Company purchased the partnership interests in the joint venture. The Company's common stock was used to purchase the interests that were valued at $1.00 per share for each dollar invested in the partnership. The transaction totaled approximately $360,000 that the Company recorded as and addition to property and equipment. The decrease of $43,958 in joint venture partnership income was the result of the Company receiving the maximum partner contributions to the joint venture.

         Other income for the twelve months ended November 30, 2000 was $53,327 as compared to $99,090 for the same period last year. The decrease of $45,763 was primarily attributable to the settlement of a claim against a financial institution in the amount of $75,000 for accepting checks forged by a former employee that was uncovered in 1998, offset by an increase in service fees to affiliates in the amount of $28,000.

         EXPENSES - Total expenses increased $517,714 from $1,120,822 for the twelve months ended November 30, 1999 to $1,698,536 for the twelve months ended November 30, 2000.

         Lease operating and taxes decreased $40,564 form $204,531 for the twelve months ended November 30, 1999 to $163,967 for the twelve months ended November 30, 2000. The decrease is primarily the result of the shut-in of producing wells and the disposal of 3 wells.

         Joint venture costs and expenses were approximately $191,922 as compared to $57,840 for the same period last year. The increase of $134,082 resulted from the Company's increased joint venture development activities in the current year. As stated above, during the current year, the Company purchased the partnership interests in the joint venture. Current year costs in excess of joint venture revenue that totaled $143,034 are recorded as an increase in the Company's basis in the partnership.

         General and administrative expenses increased approximately $392,483 from $651,723 for the twelve months ended November 30, 1999 to $1,044,206 for the twelve months ended November 30, 2000. The increase is primarily due to higher salaries and employee related costs, and consulting fees offset by reduced legal and accounting fees.

         Geological and engineering fees of $101,857 for the twelve months ended November 30, 2000 relate to reserve studies for a proposed acquisition. The acquisition was not consummated and the fees were charged to current operations.

         During the current fiscal year, the Company recorded a loss of $100,000 on the lapse of its option to purchase additional shares of Southern Oil & Gas Company, Inc. On January 6, 1999 the Company entered into an option agreement, as amended, to purchase all of Southern Oil & Gas Company's (Southern) stock for $1,000,000. Southern is an oil and gas company that owns interests in approximately 435 wells, primarily in north east Louisiana, which wells produce on average approximately 3,500 barrels of oil each month. Under the terms of the agreement, TBX paid $100,000 for the option to purchase the shares that ran up to and including March 31, 2000. When the Company originally entered into this agreement with Southern, it also entered into an operations and management contract (the "Operations Contract") providing that TBX was to be paid the profits of Southern that exceeded $40,000 each month. Because the amounts TBX have been paid under the Operations Contract have not been at the levels anticipated, TBX decided not to increase its ownership interest in Southern and wrote-off the option amount. The Company currently holds a 20% interest in Southern.

         Loss on sale and abandonment of oil and gas properties and settlement of litigation decreased $134,948 form $187,739 for the twelve months ended November 30, 1999 to $52,791 for the twelve months ended November 30, 2000. The Company disposed of two wells and abandoned one well in the current fiscal year. Management is of the opinion that the costs of re-working, developing and producing these wells would exceed the potential revenues from the wells. Management elected to transfer all of the Company's interest in two wells to a third party for nominal consideration and plugged the abandoned one well. The net book value of the wells was $52,791, which was charged to current fiscal year earnings.

         The Company disposed of twelve wells in the fiscal year ended November 30, 1999. Management opinion was that the costs of re-working, developing and producing these wells would far exceed the potential revenues from the wells. Also, the retention of these wells by the Company would have resulted in substantial expenses in plugging operations. To avoid future drain on the Company's working capital resources, Management elected to transfer all of the Company's interest in these wells to a third party for nominal consideration. The net book value of the wells at the time of sale was $112,739, which was charged to 1999 earnings. The Company assigned its interest in the Pine Mills Field located in East Texas in April of 1999 for settlement of a dispute in a civil action. The net book value of $75,000 was also charged to 1999 earnings.

         Depreciation, depletion and amortization increased $24,804 from $18,989 for the twelve months ended November 30,1999 to $43,793 for the twelve months ended November 30, 2000. The increase is due to a change in estimate. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

         PROVISION FOR INCOME TAXES - During the twelve months ended November 30, 2000, the Company reversed tax benefits totaling $235,742 that corresponds to the losses sustained in prior years. No tax benefits were recorded for the twelve months ended November 30, 2000 and 1999.

         NET LOSS - The Company's net loss increased approximately $894,102 from $742,857 for the twelve months ended November 30, 1999 to $1,636,959 for the twelve months ended November 30, 2000. The increase in the loss is primarily attributable to increased general and administrative expenses, geological and engineering fees, the write-off of Southern Oil & Gas Co. options and the reversal of the Company's previous income tax benefits.

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

TBX RESOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2000, the Company had total assets of $3,534,109 of which net oil and gas properties amounted to $2,854,000 or 81% of the total assets. The Company's accumulated losses through November 30, 2000 totaled $3,232,406. At November 30, 2000, the Company had approximately $324,916 in cash and money market accounts and $255,755 in working capital. The ratio of current assets to current liabilities is 2.2:1; the Company has no long-term debt. As of November 30, 2000, the Company's stockholders' equity was a positive $3,332,460.

         The Company has funded its operations primarily from cash generated from the sale of its common stock. The Company's cash used for operating activities totaled $920,217 and $609,653 for the twelve months ended November 30 2000 and November 30, 1999, respectively. The Company's capital investments totaled $234,814 and $284,794 for the twelve months ended November 30 2000 and November 30, 1999, respectively. Cash used for legal and professional services for the Company's public registration and the change in other assets totaled $112,535 and $43,057 for the twelve months ended November 30, 2000 and 1999, respectively. Cash provided by the sale of common stock totaled $1,589,308 during the twelve months ended November 30, 2000 while cash provided by the sale of common stock totaled $794,758 for the twelve months ended November30, 1999.

         We expect that the principal source of funds in the near future will be from the sale of our common stock. On February 6, 2001 we entered into a Regulation S Stock Purchase Agreement ("Stock Purchase Agreement") with Citizen Asia Pacific Limited (CAPL), a Hong Kong company whereby we agreed to offer and sale shares of our common stock in reliance of an exemption from the registration requirements of the United States and state securities laws under Regulation S promulgated under the Securities Act of 1933. The Stock Purchase Agreement stipulates that CAPL will use its best efforts to purchase from us up to 800,000 restricted shares of common stock at a per share price which shall be 30% of the moving ten day average closing prices of our shares of common stock as quoted on the OTC Bulletin Board or other public trading market. We have the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs from February 7, 2001 to September 30, 2001. We expect the principal use of funds generated from the Stock Purchase Agreement in the foreseeable future will be for developing existing oil and gas properties and/or the acquisition of new properties.

ITEM 7.  FINANCIAL STATEMENTS.

         See the financial statements attached to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE.

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                  Our current executive officers and directors, their ages and present positions with TBX Resources are identified below. Our directors hold office until the annual meeting of the shareholders following their election or appointment and until their successors have been duly elected and qualified. Our officers are elected by and serve at the pleasure of our Board of Directors.


           NAME                 AGE                                   POSITION
       Tim Burroughs             41                            President and Director

       Joe A. Ayres              71                      Chairman of the Board of Directors

      John O. Clayton            70                                   Director

      Christine Coley            45                             Secretary/Treasurer

         TIM BURROUGHS is the President, Chairman of the Board and founder of TBX Resources, Inc. Mr. Burroughs has been our President and Chairman of the Board of Directors since our company's inception in 1995. Prior to founding our company, Mr. Burroughs worked for several Dallas/Ft. Worth area based energy companies. Mr. Burroughs also studied business administration at Texas Christian University in Ft. Worth, Texas.

         In addition to serving as the President of our Company, Mr. Burroughs is also the President of Petroleum Holdings, Inc., Marketing Research Group, Inc. and Sweetwater Land & Oil Co. These companies were all organized by Mr. Burroughs in 1997 to participate in various opportunities in the oil and gas industry. However, since the organization of these companies, Mr. Burroughs has decided to not aggressively pursue through these companies the business he originally intended and has instead spent the majority of his professional time devoted to our business. In the future, Mr. Burroughs expects to spend little or no time on the business of these other companies.

         In November, 1997, the Pennsylvania Securities Commission issued a summary order to our company, Mr. Burroughs and David York, ordering these three parties to cease and desist from offering and selling any securities within the Commonwealth of Pennsylvania. In August, 1999, TBX, Mr. Burroughs and Mr. York entered into an agreement with the Commonwealth of Pennsylvania whereby, without admitting, or denying the allegations made by the Pennsylvania Securities Commission, these three persons agreed to refrain from offering or selling securities in Pennsylvania for a period of 60 days from the date of the order. In addition, a fine in the amount of $531.00 was paid to the Commonwealth of Pennsylvania. TBX, Mr. Burroughs and Mr. York have paid the fine described in the order, refrained from the acts specified in the order, and have complied with their obligations under the Settlement Agreement.

         The basic complaint made by the Pennsylvania Securities Commission was that our company, Mr. Burroughs and Mr. York had offered to sell securities in the State of Pennsylvania without registering the same. Although none of the offered securities were ever actually sold in Pennsylvania, the Pennsylvania Securities Commission was concerned about the mere offering of securities in Pennsylvania.

         On May 17, 2000, the Texas Securities Commissioner ordered that the exemption provided under Section 5.O of the Texas Securities Act in connection with the offer for sale and sale of the common stock of our company was suspended, meaning that no securities dealer shall offer for sale or sell our common stock in the State of Texas while this suspension is in effect. A copy of the order issued by the Texas Securities Commissioner has been filed under the EDGAR system as an attachment to an 8-k filing made by us on July 24, 2000, reference to which 8-k is made for all purposes.

         On July 31, 2000, the Texas Securities Commissioner ordered that the above described order of suspension of exemption provided under Section 5.O of the Texas Securities Act be lifted and that Mr. Burroughs and our company be ordered to comply with an undertaking attached to the July 31, 2000, order. A copy of the July 31, 2000, order and related exhibits is attached to this Registration Statement as an exhibit, to which exhibit reference is made for all purposes.

         JOE A. AYRES, who was elected to be the Chairman of our Board of Directors in August, 2000, has been retired since 1993. During that time to present, Mr. Ayres has occasionally served as a consultant to the U.S. Departments of Navy and Justice. Prior to his retirement, Mr. Ayres served as the vice president - product development for Vought Aircraft Company. While at Vought Aircraft Company and its predecessor, LTV, Mr. Ayres served as a design engineer through a series of increasingly responsible engineering positions. Mr. Ayres is a graduate of the University of Texas at Austin and has done graduate work at Southern Methodist University.

         JOHN O. CLAYTON, who was elected to be a Director of our company in August, 2000, has served as president and director or Economy Supply Company, Economy Supply Company of Austin, Economy Supply Company of Irving, Economy Supply Company of Dallas, Economy Supply Company of San Antonio and Economy Supply Company of Waco for the period from 1965 to 1991. All of these companies are generally involved in the construction and plumbing supply business. Since 1991, Mr. Clayton has served as the secretary, treasurer and director of all of the above named companies. Mr. Clayton received BSC and MBA degrees from Texas Christian University

         CHRISTINE COLEY is the Secretary-Treasurer for TBX Resources. During the period from August 1998, to June, 2000, Ms. Coley also served on our board of directors. Ms. Coley joined our company in June, 1998. From May, 1996 to June, 1998, Ms. Coley served as the office manager for Or-Tech Ingredients, Inc., a manufacturing and packaging company. At Or-Tech Ingredients, Ms. Coley was responsible for handling most of the financial aspects of the company, as well as customer service, records management and other general office management activities. From January, 1994 to June, 1996, Ms. Coley acted as office manager for CIC, Inc., a telemarketing firm. While at CIC, Inc., Ms. Coley was responsible for maintaining financial records, as well as serving as the human resource manager, event coordinator and public relations manager.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to, earned by, or paid to the executive officers named:



Name and Position            Year                       Annual Salary             Bonus
Tim Burroughs                1998                       $100,000.00               N/A

President                    1999                       $100,000.00(1)            N/A

                             2000                       $150,000.00(2)            $126,000(1)


Christine Coley              1998                       $35,000.00(3)             $2,000.00

Secretary/Treasurer          1999                       $38,000.00                N/A

                             2000                       $42,000.00(3)

         (1) Mr. Burroughs' contractual salary amount to which he was entitled in 1999 was $100,000. However, Mr. Burroughs deferred part of his salary in 1999 with the amount he was actually paid in 1999 being 37,000. To remedy this underpayment of Mr. Burroughs' salary, through August 31, 2000, Mr. Burroughs has been paid $126,000 in cash bonuses.

         (2) Although Mr. Burroughs' contractual salary for 2000 is $150,000, through August 31, 2000, Mr. Burroughs has been paid $43,650 in salary.

         Effective December 1, 1999, we entered into an employment agreement with our President, Mr. Burroughs, whereby Mr. Burroughs shall receive stock options good for five years from the date of issuance to purchase up to 500,000 of our common stock each year at a price which shall not be greater than 50% of the average bid price for our common stock during the previous year.

         (3) Ms. Coley was issued 50,000 shares in lieu of cash compensation in October, 1998 and an additional 50,000 shares during the second fiscal quarter of 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

         The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of August 31, 2000:



Title of Class               Name and Address of       Amount Owned               Percent of Class
                             Owner
Common Stock                 Tim Burroughs(1)
                             12300 Ford Road
                             Suite 194
                             Dallas, Texas 75234

Common Stock                 John O. Clayton(2)
                             12300 Ford Road
                             Suite 194
                             Dallas, Texas 75234       109,000                    0.0066%

Common Stock                 Joe A. Ayres(3)
                             12300 Ford Road
                             Suite 194
                             Dallas, Texas 75234       74,998                     0.0046%

Common Stock                 Burroughs Family Trust(4)
                             12300 Ford Road
                             Suite 194
                             Dallas, Texas 75234       5,000,000                  30.50%

Common Stock                 Christine Coley
                             12300 Ford Road
                             Suite 194
                             Dallas, Texas 75234       100,000                    0.0061%

(1) Effective December 1, 1999, we entered into an employment agreement with our President, Mr. Burroughs, whereby Mr. Burroughs shall receive stock options good for five years from the date of issuance to purchase up to 500,000 shares of our common stock each year at a price which shall not be greater than 50% of the average bid price for our common stock during the previous year. This right to purchase cumulates so that if Mr. Burroughs does not purchase the shares to which he is entitled from a year, that amount of shares that are not purchased is added to the previous number of shares that Mr. Burroughs may purchase. The result is that Mr. Burroughs shall have the right to acquire an additional 2,500,000 shares of our common stock over a five year period. Mr. Burroughs currently owns 1,500,000 shares of our common stock and is also currently entitled to purchase 1,000,000 additional shares pursuant to his employment agreement, which results in Mr. Burroughs owning or being currently entitled to purchase a total of 2,500,000 shares of our common stock. Pursuant to a Lock Up Agreement we entered into with Mr. Burroughs and the Burroughs Family Trust, Mr. Burroughs cannot sell any of his stock for a period of 180 days, beginning with July 31, 2000.

(2) John O. Clayton currently owns 99,000 shares of our common stock and is also currently entitled to purchase 10,000 additional shares pursuant to an agreement with our company, which results in Mr. Clayton owning or being currently entitled to purchase a total of 109,000 shares of our common stock. . Mr. Clayton's options to purchase are exercisable for the period commencing August 4, 2000, and terminating August 4, 2005, and provide that these additional shares may be acquired on the basis of $2.50 per share of common stock, if exercised.

(3) Joe A. Ayres currently owns 64,998 shares of our common stock and is also currently entitled to purchase 10,000 additional shares pursuant to an agreement with our company, which results in Mr. Ayres owning or being currently entitled to purchase a total of 74,998 shares of our common stock. . Mr. Ayres' options to purchase are exercisable for the period commencing August 4, 2000, and terminating August 4, 2005, and provide that these additional shares may be acquired on the basis of $2.50 per share of common stock, if exercised

(4) The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Tim Burroughs, our President and Chairman of the Board of Directors. Pursuant to a Lock Up Agreement we entered into with Mr. Burroughs and the Burroughs Family Trust, the Burroughs Family Trust cannot sell any of its stock for the period of 180 days, beginning with July 31, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         All of the operations conducted in the field on behalf of our company are conducted by Gulftex Operating, Inc. Our president, Tim Burroughs, owns all of the common stock of Gulftex Operating, Inc. In the past, no compensation was paid to Gulftex Operating, Inc. or Tim Burroughs for the ownership of Gulftex Operating, Inc. or for the management activities conducted by Gulftex Operating, Inc. However, we have now begun to pay Gulftex Operating, Inc., $800.00 per month for the activities conducted by Gulftex Operating, Inc., in operating our wells.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Number                   Exhibit             Page Number
3.2               Charter and Bylaws               (1)

10.6              Stock Purchase Agreement         (2)

         (1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File Number 0-30746).

         (2)      Regulation S Stock Purchase Agreement Included as Exhibit 1.

(b) The Company did not file any reports on Form 8-K during the quarter ending November 30, 2000.

SIGNATURES


         Pursuant to the requirements of Section 13 of 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 28, 2001

(Registrant)                        TBX Resources, Inc.

By (Signature and Title):           /s/ Tim Burroughs
                                    -------------------------------------
                                    Tim Burroughs, President and Director


                                     /s/ Joe Ayres
                                    -------------------------------------
                                    Joe Ayres, Director

                               TBX RESOURCES, INC.

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2000

                               TBX RESOURCES, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                          PAGE
                                                                                          ----
Independent Accountant's Audit Report Dated February 27, 2001                               2

Balance Sheet - November 30, 2000                                                           3

Statements of Operations-
           For The Twelve Months Ended November 30, 2000 and 1999                           4

Statements of Cash Flows-
      For The Twelve Months Ended November 30, 2000 and 1999                                5

Statements of Changes in Stockholders' Equity-
      For The Twelve Months Ended November 30, 2000 and 1999                                6

Supplemental Statement of Noncash Investing and Financing Activities-
      For The Twelve Months Ended November 30, 2000 and 1999                                7

Notes to Financial Statements                                                               8

                              JAMES A. MOYERS, CPA
                    10300 NORTH CENTRAL EXPRESSWAY, SUITE 530
                               DALLAS, TEXAS 75231
                        (214) 987-4687 FAX (214) 987-4693


To the Board of Directors and Stockholders
TBX Resources, Inc.
Dallas, Texas


                      INDEPENDENT ACCOUNTANT'S AUDIT REPORT


         I have audited the accompanying balance sheet of TBX Resources, Inc. as of November 30, 2000 and the related statements of operations, changes in stockholders' equity, cash flows and noncash investing and financing activities for each of the two years in the period ended November 30, 2000 as required by
Item 310(a) of Regulation S-B. All information included in these financial statements is the responsibility of the management. My responsibility is to express an opinion on these financial statements based on my audit work.

         I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TBX Resources, Inc. as of November 30, 2000, and the results of its operations, cash flows and noncash investing and financing activities for each of the two years in the period ended November 30, 2000, in conformity with generally accepted accounting principles.


February 27, 2001

                                                            James A. Moyers, CPA

                               TBX RESOURCES, INC.
                                  BALANCE SHEET
                                NOVEMBER 30, 2000
                                    (Audited)

                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                                              $    324,916
  Accounts receivable
    Trade                                                                 12,489
    Affiliates                                                            70,531
    Other                                                                 25,744
  Other current assets                                                    33,744
                                                                    ------------
    Total current assets                                                 467,424
                                                                    ------------
EQUIPMENT AND PROPERTY
  Office furniture, fixtures and equipment                                72,086
  Oil and gas properties, using successful efforts accounting
    Proved properties and related equipment                            2,907,134
                                                                    ------------
                                                                       2,979,220
Less accumulated depreciation, depletion and amortization                125,220
                                                                    ------------
    Total equipment and property                                       2,854,000
                                                                    ------------
INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC.                           200,000
                                                                    ------------
OTHER ASSETS                                                              12,685
                                                                    ------------
    TOTAL ASSETS                                                    $  3,534,109
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                            $     73,410
  Taxes payable                                                           46,288
  Accrued payroll and other                                               91,952
                                                                    ------------
    Total current liabilities                                            211,650
                                                                    ------------
COMMITMENTS AND CONTINGENCIES                                                 --

STOCKHOLDERS' EQUITY
  Common stock- $.01 par value; authorized 100,000,000 shares;
    16,478,350 shares outstanding at November 30, 2000                   164,783
  Additional paid-in capital                                           6,390,082
  Accumulated deficit                                                 (3,232,406)
                                                                    ------------
    Total stockholders' equity                                         3,322,459
                                                                    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  3,534,109
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                    (Audited)

                                                                         For the Twelve Months Ended
                                                                                 November 30,
                                                                           2000               1999
                                                                       -------------------------------
REVENUES:
  Oil and gas sales                                                    $     52,070       $     42,995
  Joint venture income                                                      191,922            235,880
  Other                                                                      53,327             99,090
                                                                       ------------       ------------
    Total revenues                                                          297,319            377,965
                                                                       ------------       ------------

EXPENSES:
  Lease operating and taxes                                                 163,967            204,531
  Joint venture costs and expenses                                          191,922             57,840
  General and administrative                                              1,044,206            651,723
  Geological and engineering                                                101,857                 --
  Loss on option to purchase shares of Southern Oil & Gas Company           100,000                 --
  Loss on sale and abandonment of oil and gas properties and
    settlement of litigation                                                 52,791            187,739
  Depreciation, depletion and amortization                                   43,793             18,989
                                                                       ------------       ------------
    Total expenses                                                        1,698,536          1,120,822
                                                                       ------------       ------------

NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                                           (1,401,217)          (742,857)

Provision for income taxes                                                 (235,742)                --
                                                                       ------------       ------------
NET LOSS                                                               $ (1,636,959)      $   (742,857)
                                                                       ============       ============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                           $      (0.10)      $      (0.05)
                                                                       ============       ============
Weighted average common shares used in per share calculations:
  Basic and Diluted                                                      15,983,593         14,234,564
                                                                       ============       ============


   The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                    (Audited)

                                                                                 For the Twelve Months Ended
                                                                                       November 30,
                                                                                   2000              1999
                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(1,636,959)      $  (742,857)
  Adjustments to reconcile net loss to net cash
  flow from operating activities:
    Depreciation, depletion and amortization                                        43,793            18,989
    Reversal of long-term deferred income tax benefit                              179,073                --
    Issuance of common stock and options for consulting services                   171,000                --
    Issuance of common stock to employees                                           10,500                --
    Loss on option to purchase shares of Southern Oil & Gas Co.                    100,000                --
    Loss on disposal of oil & gas properties and settlement of litigation           52,791           187,739
    Changes in operating assets and liabilities:
       Decrease (increase) in:
         Trade receivables                                                          (9,522)                2
         Affiliate receivables                                                       8,916            37,975
         Other receivables                                                          98,221          (114,465)
         Deferred income tax benefit                                                56,669                --
         Other current assets                                                      (33,744)               --
       Increase (decrease) in:
          Trade accounts payable                                                   (17,881)           12,063
          Taxes payable                                                             (8,131)          (11,205)
          Accrued payroll and other                                                 65,057             2,106
                                                                               -----------       -----------
Net cash provided by (used) for operating activities                              (920,217)         (609,653)
                                                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in the acquisition of options and stock
    of Southern Oil & Gas Company, Inc.                                                 --          (300,000)
  Cash provided by the disposal of oil and gas properties                            2,062            15,206
  Cash used in the acquisition and development
    of oil and gas properties                                                     (236,876)               --
                                                                               -----------       -----------
                                                                                  (234,814)         (284,794)
                                                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash used for legal and professional services for public registration           (112,535)          (43,057)
  Cash provided by the issuance of common stock                                  1,589,308           794,758
                                                                               -----------       -----------
                                                                                 1,476,773           751,701
                                                                               -----------       -----------
NET INCREASE (DECREASE) IN CASH                                                    321,742          (142,746)
Cash at beginning of period                                                          3,174           145,920
                                                                               -----------       -----------
Cash at end of period                                                          $   324,916       $     3,174
                                                                               -----------       -----------

The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Audited)

                                                              COMMON STOCK             ADDITIONAL        ACCUM-        TOTAL
                                                        ---------------------------     PAID-IN          ULATED     STOCKHOLDERS'
                                                          SHARES         PAR VALUE      CAPITAL         DEFICIT        EQUITY
                                                        ----------      -----------    -----------    ------------  -------------
BALANCE DECEMBER 1, 1998 (RESTATED)                     13,699,010      $   136,990    $ 3,636,160    $  (852,590)   $ 2,920,560
Issuance of common stock for cash                          860,017            8,600        786,158             --        794,758
Net loss for period                                             --               --             --       (742,857)      (742,857)
                                                        ----------      -----------    -----------    -----------    -----------
BALANCE NOVEMBER 30, 1999                               14,559,027          145,590      4,422,318     (1,595,447)     2,972,461
Issuance of common stock for cash                        1,144,531           11,445      1,577,863                     1,589,308
Issuance of common stock for oil & gas properties          648,792            6,488        355,223                       361,711
Issuance of common stock for services                      126,000            1,260        180,240                       181,500
Legal and professional costs for public registration            --               --       (145,562)                     (145,562)
Net loss for period                                             --               --             --     (1,636,959)    (1,636,959)
                                                        ----------      -----------    -----------    -----------    -----------
BALANCE NOVEMBER 30, 2000                               16,478,350      $   164,783    $ 6,390,082    $(3,232,406)   $ 3,322,459
                                                        ==========      ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                  SUPPLEMENTAL STATEMENT OF NONCASH INVESTING
                            AND FINANCING ACTIVITIES
                                   (Audited)

                                                 For the Twelve Months Ended
                                                        November 30,
                                                     2000           1999
                                                 ---------------------------
Fair value of oil and gas properties acquired    $   361,711     $       --
Issuance of common stock for assets                 (361,711)            --
                                                 -----------     ----------
                                                 $        --     $       --
                                                 ===========     ==========

The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                      NOTES TO AUDITED FINANCIAL STATEMENTS


1. BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company's principal business activity is acquiring and developing oil and gas properties. The Company owns 54 wells and operates another 7 wells located in East Texas and has an interest in 3 wells in Oklahoma. Of the 54 wells located in East Texas, 8 wells have been designated as injection wells and 3 wells have been designated as water supply wells. In addition, 6 wells are currently producing oil. The remaining 37 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. The Company also has an interest in 3 producing wells in Oklahoma. The Company's philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. The Company also sponsors joint venture development partnerships for the purpose of developing oil and gas properties for profit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

OIL AND GAS REVENUE

Oil and gas revenue is reported when production is sold. The Company accrues revenue for oil and gas production sold but not paid.

JOINT VENTURE INCOME AND EXPENSES

The Company sponsors joint venture partnerships. Income from the ventures is recorded as funds are transferred from the partnership to the Company. The programs are undertaken on a turnkey basis. Accordingly, all monies raised are recorded as joint venture income and all expenses to acquire, rework and operate the wells are charged to joint venture costs and expenses. Profit is recorded as earned. A provision for loss is reported in the period program cost is estimated to exceed turnkey revenue.

OFFICE FURNITURE, FIXTURES AND EQUIPMENT

These assets are stated at the Company's cost and depreciated on an accelerated basis over five to seven years. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized.

OIL AND GAS PROPERTIES

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests and to drill and equip development wells are capitalized. Major costs to enhance existing wells are capitalized. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units of production method. The computation is based upon recoverable reserves as determined by the Company and an independent petroleum engineer. Net capitalized costs of acquisitions, exploration, and development of proved properties are periodically assessed for impairment by field, pursuant to Statement of Financial Accounting Standards No.
121. If an asset group costs are impaired, i.e., exceeding expected future cash flow there from, then capitalized costs are reduced to the estimated fair value of the asset group. Operating and work-over costs are expensed as incurred. On the sale or retirement of a unit of proved property, gain or loss is recognized.

                               TBX RESOURCES, INC.
                      NOTES TO AUDITED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC.

The Company's investment in Southern Oil & Gas Company, Inc. is accounted for by the cost method. The impact of the cost versus equity method (the preferred method) of accounting for the investment is not considered material.

INCOME TAXES

The Company computes income tax expense using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS 109 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted law. The effects of future changes in tax laws and rates are not anticipated.

EARNINGS PER SHARE (EPS)

The Company computes earnings per share using Statement of Financial Accounting Standards (SFAS) No. 128, " Earnings Per Share". Basic earnings per common share is calculated by dividing net income or loss by the average number of shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Antidilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations.

STOCK-BASED COMPENSATION

The Company recognizes compensation expense for options granted to employees using Statement of Financial Accounting Standards (SFAS) No. 123, " Accounting for Stock-Based Compensation". Under SFAS 123, compensation to be recognized by the Company for stock options issued is measured by the difference between the quoted market price of the stock at the measurement date less the amount the employee is required to pay.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. ACCUMULATED DEFECIT:

At November 30, 2000, the Company had accumulated losses of $3,232,406. The Company's ability to continue as a going concern is based on future plans and past successes of its President, Tim Burroughs. The Company is attempting to raise addition equity funds that will be used to develop existing oil and gas properties and/or purchase additional properties. The ability of the Company to attain profitable operations is dependent on the Company operating in an environment of stable oil prices and increasing production substantially over current levels. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business.

                               TBX RESOURCES, INC.
                      NOTES TO AUDITED FINANCIAL STATEMENTS


4. AFFILIATED PARTY TRANSACTIONS:

   a. The operator of the oil and gas leases, Gulftex Operating, Inc. (Gulftex) is an affiliates of TBX Resources. Mr. Burroughs, a major stockholder of the Company, is the sole shareholder of Texeast Operating Company, Inc. and Gulftex. TBX Resources paid Gulftex $8,200 in the current fiscal year for activities associated with operating the wells. In addition, the Company owes Gulftex approximately $25,500 for third party charges for lease operating expenses that are included in the total of trade accounts payable.

   b. Affiliate receivables primarily represent billings for services rendered by the Company to four companies owned by Mr. Burroughs other than Gulftex Operating, Inc. Amounts billed in the current fiscal year totaled approximately $72,000. The total due from affiliates at November 30, 2000 was $70,531.

   c. Mr. Burroughs, President, owns the majority interest in a consulting company named Marketing Research Group, Inc. The Company paid Marketing Research Group consulting fees of approximately $135,000 for services rendered.

5. ACCOUNTS RECEIVABLE-OTHER:

On May 26, 2000 Patrick Eskew a former employee was sentenced to three years probation for forging Company checks. As part of the sentencing Mr. Eskew is required to make restitution to the Company in the amount of $152,915. The minimum monthly payment due the Company is $134 or $1,608 annually. The Company established an allowance for possible non-collection to offset this receivable. The Company was paid $739 in the current fiscal year that was recorded to other income.

6. INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC:

On January 6, 1999 the Company entered into an option agreement, as amended, to purchase all of Southern Oil & Gas Company's (Southern) stock for $1,000,000. Southern is an oil and gas company that owns interests in approximately 435 wells, primarily in north east Louisiana, which wells produce on average approximately 3,500 barrels of oil each month. Under the terms of the agreement, TBX paid $100,000 for the option to purchase the shares that ran up to and including March 31, 2000. When the Company originally entered into this agreement with Southern, it also entered into an operations and management contract (the "Operations Contract") providing that TBX was to be paid the profits of Southern that exceeded $40,000 each month. Because the amounts TBX have been paid under the Operations Contract have not been at the levels anticipated, TBX decided not to increase its ownership interest in Southern and wrote-off the option amount. The Company currently holds a 20% interest in Southern.

7. COMMITMENTS AND CONTINGENCIES:

   a. The Company executed an Employment Agreement effective December 1, 1999 with Mr. Tim Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs received among other items, an annual compensation of $150,000 and bonuses of up to 10% of the funds raised when the Company completes a major acquisition, funding or financing. The Company paid Mr. Burroughs approximately $126,000 bonuses in the current fiscal year. In addition, under the terms of the employment agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company's common stock a year for five years at a price which shall not be greater than 50% of the average bid price for the shares

                               TBX RESOURCES, INC.
                      NOTES TO AUDITED FINANCIAL STATEMENTS


7. COMMITMENTS AND CONTINGENCIES (CONTINUED):

   during the previous year. The options are cumulative that allow Mr. Burroughs to exercise his options through November 30, 2004 for a total of 2,500,000 shares. The fair market value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.

   b. On July 12, 2000 the Company entered into a joint venture agreement with Getty Natural Gas Corporation (Getty) to participate in the drilling and development of oil properties owned by PAX Energy, LLC (PAX). Under the terms of the agreement the Company could acquire 50% of Getty's right to acquire, drill, and participate in 83,000 acres of development in the Anadarko Basin in Oklahoma. As part of the agreement with Getty, the Company issued 110,000 of restricted common shares. TBX Resources assigned a $50,000 value for the shares and increased property and equipment for that amount. The Company terminated its agreement with Getty on October 20, 2000 and entered into a joint venture agreement directly with PAX. The agreement runs from December 12, 2000 until December 31, 2001. As part of the agreement, TBX will issue 55,000 share of common stock in January 2001 and another 55,000 shares in July 2001. The shares are in lieu of payment of administrative overhead fees.

   c. On May 17, 2000, the Texas Securities Commissioner ordered that the exemption provided under Section 5.O of the Texas Securities Act in connection with the offer for sale and sale of the common stock of the Company was suspended, meaning that no securities dealer shall offer for sale or sell the Company's common stock in the State of Texas while this suspension is in effect. The Texas order was based upon allegations made against Mr. Burroughs and the Company by Patrick Eskew, the former employee who pled guilty to committing federal crimes against the Company. These allegations essentially claimed that Mr. Burroughs had committed various financial improprieties to the detriment of TBX Resources. Mr. Burroughs has hired counsel to represent him in this matter in order to present his version of what occurred to the Texas Securities Board. On July 31, 2000, after negotiating with Mr. Burroughs counsel, the Texas Securities Commissioner ordered that the above-mentioned order of suspension of exemption provided under Section 5.O of the Texas Securities Act be lifted and that Mr. Burroughs and TBX be ordered to comply with an undertaking attached to the July 31, 2000, order. The basic terms of the undertaking between Mr. Burroughs and the Texas Securities Board are that
      (1) Mr. Burroughs will not sell any of his stock for a period of 180 days after July 31, 2000, (2) the company will increase its board size to three members, two of which must be independent. These steps have been completed.

   d. The Company paid retainers to attorneys that totaled approximately $64,000 that is to be applied to legal fees to defend the Company and Mr. Burroughs in the above mentioned investigation by the State of Texas Securities Board and the US Justice Department. The Company paid approximately $30,000 in legal fees through November 30, 2000.

   e. The Company is obligated for $19,726 under a new lease agreement for rent of its current office space that terminates on August 31, 2001. Rent expense for the year ended November 30, 2000 was $52,047.

8. AFFILIATED OIL AND GAS PARTNERSHIPS:

   In May 1999 the Company sponsored the formation of the Bethany Field Joint Venture for the purpose of conducting oil and gas development and production activities on approximately 229 acres in Panola

                               TBX RESOURCES, INC.
                      NOTES TO AUDITED FINANCIAL STATEMENTS


8. AFFILIATED OIL AND GAS PARTNERSHIPS (CONTINUED):

   County, Texas. During the current year, the Company purchased the partnership interests. The Company's common stock was used to purchase the interests that were valued at $1.00 per share for each dollar invested in the partnership. The transaction totaled $309,417 that the Company recorded as an addition to property and equipment. Current year costs in excess of Bethany Field revenue are recorded as an increase in the Company's basis in the partnership. The Company's interest in the partnership increased in the current year by $143,034 and was recorded as an addition to property and equipment. Also, the Company issued common shares to former partners in earlier joint ventures to correct number of shares previously issued. The Company issued 229,375 common shares that were recorded at par value since the oil and gas properties to which they relate were previously recorded at their fair value. The Company increased property and equipment by $2,294.

9. STOCKHOLDERS' EQUITY:

   a. As stated above, the Company acquired the partnership interests in the Bethany Field Joint Venture. The common stock was valued at $309,417 and recorded as a non-cash addition to stockholders' equity. Also, the Company issued 229,375 common shares to former joint venture partners valued at $2,294 and recorded as a non-cash addition to stockholders' equity.

   b. A reclassification of the comensation paid to officers for the sale of the Company's common stock has been made. This amount was charged originally to expense in 1998 instead of additional paid-in capital. An adjustment was made in the restatement of 1998 retained earnings by $160,658.

   c. The Company placed restrictions on stockholders wishing to sell their common stock as follows:

      (i) To hold or to sell after an Initial Public Offering only up 20% of the shares owned during the year 2000 and,

      (ii) To continue to hold or to sell up to additional 20% of the original amount of shares owned during the first quarter of the year 2001.

           This agreement expires on March 31, 2001.

   d. During the current fiscal year, the Company used the services of an unrelated consultant who received 100,000 in common stock options at $1.50 per share. The Company recorded the transactions as a $150,000 charge to expense with an offsetting credit to additional capital.

   e. Mr. Burroughs' option to purchase 500,000 shares of common stock in the current fiscal year and a consultant's option to purchase 100,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

10. SALE AND ABANDONEMENT OF INTERESTS IN OIL AND GAS PROPERTIES AND SETTLEMENT OF LAWSUIT:

    The Company disposed of 2 wells and abandoned 1 well in the current fiscal year. Management is of the opinion that the costs of re-working, developing and producing these wells would exceed the potential revenues from the wells. To avoid future drain on the Company's working capital resources,

                               TBX RESOURCES, INC.
                      NOTES TO AUDITED FINANCIAL STATEMENTS


10. SALE AND ABANDONEMENT OF INTERESTS IN OIL AND GAS PROPERTIES AND SETTLEMENT OF LAWSUIT (CONTINUED):

    Management elected to transfer all of the Company's interest in 2 wells to an unrelated party for nominal consideration and plugged the abandoned well. The net book value of the wells was $52,791, which was charged to current earnings.

    The Company disposed of 12 wells in the fiscal year ended November 30, 1999. Management opinion was that the costs of re-working, developing and producing these wells would far exceed the potential revenues from the wells. Also, the retention of these wells by the Company would have resulted in substantial expenses in plugging operations. To avoid future drain on the Company's working capital resources, Management elected to transfer all of the Company's interest in these wells to a third party for nominal consideration. The net book value of the wells at the time of sale was $112,739, which was charged to 1999 earnings. The Company assigned its interest in the Pine Mills Field located in East Texas in April of 1999 for settlement of a dispute in a civil action. The net book value of $75,000 was also charged to 1999 earnings.

11. INCOME TAXES:

    Due to continued losses sustained by the Company, net deferred tax assets totaling $235,743 were written-off in the current fiscal year. The components of federal income taxes for the current fiscal year are as follows:

              Current tax benefit                      $ 666,416
              Valuation allowance                       (666,416)
                                                       ---------
                Net income tax benefit                 $     -0-
                                                       =========

    At November 30, 2000, the Company has Federal tax loss carry forwards of approximately $4,300,000 available to offset future taxable income. The Federal tax loss carry forwards expire in varying amounts from 2010 to 2019.

12. SUBSEQUENT EVENT:

    On February 6, 2001 the Company entered into a Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold on reliance of an exemption from registration requirements of the United States federal and state securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company up to 800,000 restricted shares of common stock at a per share price which shall be 30% of the moving ten day average closing prices of the Company's shares of common stock as quoted on the OTC Bulletin Board or other public trading market. The Company has the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs from February 7, 2001 to September 30, 2001.

                               TBX RESOURCES, INC.
                      NOTES TO AUDITED FINANCIAL STATEMENTS


13. SUPPLEMENTARY OIL AND GAS INFORMATION-UNAUDITED:

                                                                  November 30,
                                                             2000              1999
                                                         ------------      ------------
Capitalized Costs Relating to Oil and Gas
Producing Activities:
Property (acreage costs)- Proved                         $    840,008      $    741,057
Producing assets                                            2,067,126         1,622,681
                                                         ------------      ------------
                                                            2,907,134         2,363,738
Less: accumulated depreciation and depletion                   68,584            46,965
                                                         ------------      ------------
Net Capitalized Costs                                    $  2,838,550      $  2,316,773
                                                         ============      ============
Costs Incurred in Property Acquisition,
Exploration and Development Activities:

Property acquisition costs                               $     98,951      $         --
Exploration costs                                                  --                --
Development costs                                             500,036                --
                                                         ------------      ------------
Total                                                    $    598,987      $         --
                                                         ============      ============


Results of Operations for Producing Activities:
Oil and gas sales                                        $     52,070      $     42,995
Gain on sale of properties                                         --            15,206
Production costs                                             (182,094)         (204,531)
Loss on sale and litigation of properties                     (52,791)         (187,739)
Depreciation, depletion and amortization                      (31,056)          (16,953)
                                                         ------------      ------------
                                                             (213,871)         (351,022)
Provision for income taxes                                         --                --
                                                         ------------      ------------
Results of Operations Excluding Selling, General and
Administrative and Joint Venture Activities              $   (213,871)     $   (351,022)
                                                         ============      ============

OIL AND GAS RESERVE QUANTITIES

An independent petroleum engineer determined estimated reserves and related valuations. Estimates of proved reserves are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development and other factors. Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are expected to be recovered through existing wells, equipment and operating methods.

                              TBX RESOURCES, INC.
                     NOTES TO AUDITED FINANCIAL STATEMENTS

Revisions to previous estimates             (24,481)        (749,174)
Production                                   (2,714)              --
Sales, transfers and retirements           (204,226)        (401,540)
                                          ---------       ----------
  Proved reserves November 30, 1999       1,253,433        4,955,833
Revisions to previous estimates            (398,318)      (3,499,918)
Production                                   (4,089)              --
Sales, transfers and retirements            (25,164)              --
                                          ---------       ----------
  Proved reserves November 30, 2000         825,862        1,455,915
                                          =========       ==========

Proved developed reserves:
  November 30, 1998                         687,338               --
  November 30, 1999                         503,532               --
  November 30, 2000                         311,735               --

STANDARDIZED MEASURE OF DISCOUNTED CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.

Future cash inflows and future production and development costs are determined by applying year-end prices for 2000 of $30.00/bbl and $6.25/MCF and for 1999 $23.00/bbl and $2.40/MCF and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.



13. SUPPLEMENTARY OIL AND GAS INFORMATION-UNAUDITED (continued):

Presented below is the standardized measure of discounted future net cash flows relating to proved oil reserves as of November 30, 2000 and 1999.

                                   2000                1999
                               ------------       -------------
Future cash inflows            $ 33,877,620       $ 40,716,059
Future production costs         (10,895,240)       (11,185,529)
Future development costs         (3,849,872)        (4,885,200)
Future income tax expense        (6,505,053)        (8,379,412)

                               TBX RESOURCES, INC.
                      NOTES TO AUDITED FINANCIAL STATEMENTS


Future net cash flows                                    12,627,455         16,265,918
10% annual discount for estimated
timing of cash flows                                     (6,517,030)        (8,817,754)
                                                       ------------       ------------
Standardized measure of discounted future
net cash flows relating to proved reserves             $  6,110,426       $  7,448,164
                                                       ============       ============

The following reconciles the change in the standardized measure of discounted future net cash flow:

Standardized measure December 1, 1998                                     $ 3,675,751
Increase (decrease) due to:
Sales of oil and gas produced, net of production costs                         86,422
Net changes in prices and production costs                                  7,121,883
Net change in future development costs                                       (211,432)
Revisions to previous quantity estimates                                   (1,049,163)
Net change from sales, transfers and disposals of minerals in place          (113,464)
Accretion of discount                                                         377,241
Net change in income taxes                                                 (2,304,364)
Other                                                                        (134,710)
                                                                          -----------
     Standardized measure November 30, 1999                                 7,448,164
Sales of oil and gas produced, net of production costs                        164,497
Net changes in prices and production costs                                  6,026,291
Net change in future development costs                                        534,333
Revisions to previous quantity estimates                                   (9,063,292)
Net change from sales, transfers and disposals of minerals in place           (64,569)
Accretion of discount                                                        (133,774)
Net change in income taxes                                                    967,357
Other                                                                         231,419
                                                                          -----------
     Standardized measure November 30, 2000                               $ 6,110,426
                                                                          ===========


                                      -END-

                               INDEX TO EXHIBITS


NUMBER         EXHIBIT
------         -------
3.2            Charter and Bylaws(1)

10.6           Stock Purchase Agreement(2)


         (1) Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form 10-SB (Commission File number 0-307-46).

         (2) The Company did not file any reports on Form 8-K during the quarter ending November 30, 2000.