Form 10QSB
period 2001-02-28
TBX RESOURCES INC
filed 2001-04-23
CIK 1108645

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark 0ne)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING FEBRUARY 28, 2001.

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from ___ to ___.


                         Commission File Number 0-30746
                                               --------

                               TBX RESOURCES, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


                Texas                                          75-2592165
    ---------------------------------                      -------------------
       (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                     Identification No.)


                                 12300 Ford Road
                                    Suite 194
                                Dallas, TX 75234
                    (Address of principal executive offices)

Issuer's telephone number   (972) 243-2610
                           ---------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,423,350.
                                          -----------

Transitional Small Business Disclosure Format (check one)   Yes [ ]    No [X]

                              TBX RESOURCES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                                    February 28,             November 30,
                                                                                       2001                      2000
                                                                                    ------------             ------------

                                            ASSETS
CURRENT ASSETS
  Cash and equivalents                                                               $   249,120             $   324,916
  Accounts receivable
    Trade                                                                                  2,926                  12,489
    Affiliates                                                                                --                  70,531
    Other                                                                                 25,744                  25,744
  Other current assets                                                                    33,744                  33,744
                                                                                     -----------             -----------
    Total current assets                                                                 311,534                 467,424
                                                                                     -----------             -----------

EQUIPMENT AND PROPERTY
  Office furniture, fixtures and equipment                                                72,086                  72,086
  Oil and gas properties, using successful efforts accounting                          2,956,224               2,907,134
                                                                                     -----------             -----------
    Proved properties and related equipment                                            3,028,310               2,979,220
  Less accumulated depreciation, depletion and amortization                              136,404                 125,220
                                                                                     -----------             -----------
    Total equipment and property                                                       2,891,906               2,854,000
                                                                                     -----------             -----------

INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC.                                           200,000                 200,000
                                                                                     -----------             -----------

DEFERRED INCOME TAXES                                                                         --                      --
                                                                                     -----------             -----------

OTHER ASSETS                                                                              12,685                  12,685
                                                                                     -----------             -----------
    TOTAL ASSETS                                                                     $ 3,416,125             $ 3,534,109
                                                                                     ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                             $    84,985             $    73,410
  Taxes payable                                                                           46,288                  46,288
  Accrued expenses                                                                        77,321                  91,952
                                                                                     -----------             -----------
    Total current liabilities                                                            208,594                 211,650
                                                                                     -----------             -----------

COMMITMENTS AND CONTINGENCIES                                                                 --                      --

STOCKHOLDERS' EQUITY
  Common stock -- $.01 par value; authorized 100,000,000 shares;
    16,623,818 shares outstanding at February 28, 2001 and 16,478,350
    at November 30, 2000                                                                 166,238                 164,783
  Additional paid-in capital                                                           6,521,178               6,390,082
  Accumulated deficit                                                                 (3,479,885)             (3,232,406)
                                                                                     -----------             -----------
    Total stockholders' equity                                                         3,207,531               3,322,459
                                                                                     -----------             -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 3,416,125             $ 3,534,109
                                                                                     ===========             ===========

The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             For The Three Months Ended
                                                            -----------------------------
                                                            Feb. 28, 2001   Feb. 29, 2000
                                                            -------------   -------------
REVENUES:
   Oil and gas sales                                        $      14,310   $      10,177
   Joint venture income                                                --         130,422
      Other                                                         2,684           1,134
                                                            -------------   -------------
         Total revenues                                            16,994         141,733
                                                            -------------   -------------
EXPENSES:
   Lease operating and taxes                                       58,928          41,706
   Joint venture costs and expenses                                    --          84,914
   Selling, general and administrative                            194,361         283,213
   Less on option to purchase additional shares of southern            --         100,000
   Depreciation, depletion and amortization                        11,184          10,000
                                                            -------------   -------------
         Total expenses                                           264,473         519,833
                                                            -------------   -------------
NET LOSS BEFORE PROVISION FOR
   INCOME TAXES                                                  (247,479)       (378,100)

Provision for income taxes                                             --              --
                                                            -------------   -------------
NET LOSS                                                    $    (247,479)  $    (378,100)
                                                            =============   =============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                $       (0.01)  $       (0.03)
                                                            =============   =============
Weighted average common shares used in per share
   calculations:
   Basic and Diluted                                           16,551,084      14,559,027
                                                            =============   =============


The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        For The Three Months Ended
                                                                      ------------------------------
                                                                      Feb. 28, 2001    Feb. 29, 2000
                                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(247,479)       $(378,100)
  Adjustments to reconcile net loss to net cash
  flow from operating activities:
    Depreciation, depletion and amortization                              11,184           10,000
    Provision for loss on lapse of stock option agreement                     --          100,000
    Common stock and options issued for consulting services               52,750          150,000
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Trade receivables                                                  9,563             (848)
        Affiliate receivables                                             70,531          (25,853)
        Other receivables                                                     --           89,645
      Increase (decrease) in:
        Accounts payable                                                  11,575           (8,075)
        Taxes payable                                                         --          (17,391)
        Accrued expenses                                                 (14,631)          20,538
                                                                       ---------        ---------
Net cash provided by (used) for operating activities                    (106,507)         (60,084)
                                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in the acquisition of property and equipment                 (49,090)          (1,995)
                                                                       ---------        ---------
                                                                         (49,090)          (1,995)
                                                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash provided by change in other assets                                     --            1,529
  Cash provided by the issuance of common stock                           79,801          115,173
                                                                       ---------        ---------
                                                                          79,801          116,702
                                                                       ---------        ---------
Net Increase (Decrease) In Cash                                          (75,796)          54,623
Cash at beginning of period                                              324,916            3,174
                                                                       ---------        ---------
Cash at end of period                                                  $ 249,120        $  57,797
                                                                       ---------        ---------

The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                        COMMON STOCK           ADDITIONAL      ACCUM-           TOTAL
                                                ---------------------------     PAID-IN        ULATED        STOCKHOLDERS'
                                                   SHARES       PAR VALUE       CAPITAL        DEFICIT          EQUITY
                                                ------------   ------------   ------------   ------------    -------------
BALANCE NOVEMBER 30, 2000                         16,478,350   $    164,783   $  6,390,082   $ (3,232,406)   $  3,322,459
Issuance of common stock for cash                     82,718            827         78,974             --          79,801
Issuance of common stock for services                 62,750            628         52,122             --          52,750
Net loss for period                                       --             --             --       (247,479)       (247,479)
                                                ------------   ------------   ------------   ------------    ------------
BALANCE FEBRUARY 28, 2001                         16,623,818   $    166,238   $  6,521,178   $ (3,479,855)   $  3,207,531
                                                ============   ============   ============   ============    ============

The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


1.   BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company's principal business activity is acquiring and developing oil and gas properties. The Company owns 54 wells and operates another 7 wells located in East Texas and has an interest in 4 wells in Oklahoma. Of the 54 wells located in East Texas, 8 wells have been designated as injection wells and 3 wells have been designated as water supply wells. In addition, 6 wells are currently producing oil. The remaining 37 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. The Company also has an interest in 4 producing wells in Oklahoma. The Company's philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. The Company also sponsors joint venture development partnerships for the purpose of developing oil and gas properties for profit.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the period indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the financial statements of the Company for the year ended November 30, 2000 (including the notes thereto) set forth in Form 10-KSB.

NET LOSS PER COMMON SHARE- Stock options are excluded from the calculation of net loss per common share because they are antidilutive.

3.   SIGNIFICANT TRANSACTIONS:

a. On January 6, 1999 the Company entered into an option agreement, as amended, to purchase all of Southern Oil & Gas Company's (Southern) stock for $1,000,000. Southern is an oil and gas company that owns interests in approximately 435 wells, primarily in north east Louisiana, which wells produce on average approximately 3,500 barrels of oil each month. Under the terms of the agreement, TBX paid $100,000 for the option to purchase the shares that ran up to and including March 31, 2000. When the Company originally entered into this agreement with Southern, it also entered into an operations and management contract (the "Operations Contract") providing that TBX was to be paid the profits of Southern that exceeded $40,000 each month. Because the amounts TBX was paid under the Operations Contract was not at the levels anticipated, TBX decided not to increase its ownership interest in Southern and wrote-off the option amount in February 2000. The Company currently holds a 20% interest in Southern.

                               TBX RESOURCES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


3.   SIGNIFICANT TRANSACTIONS (CONTINUED):

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

     This agreement expires on March 31, 2001.

c. In May 1999 the Company sponsored the formation of the Bethany Field Joint Venture for the purpose of conducting oil and gas development and production activities on approximately 229 acres in Panola County, Texas. Subsequent to the quarter ended February 29, 2000, the Company purchased the partnership interests. The Company's common stock was used to purchase the interests that were valued at $1.00 per share for each dollar invested in the partnership. The transaction totaled $309,417 that the Company recorded as an addition to property and equipment in the last fiscal year. Costs in the current quarter totaled approximately $31,000 and are recorded as an increase in the Company's property and equipment.

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

e. During the three months ended February 28, 2001, the Company used the services of consultants who received 62,750 share of common stock. The Company recorded the transactions as a $52,750 charge to expense with an offsetting credit to capital.

f. On February 6, 2001 the Company entered into a Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold on reliance of an exemption from registration requirements of the United States federal and state securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company up to 800,000 restricted shares of common stock at a per share price which shall be 30% of the moving ten day average closing prices of the Company's shares of common stock as quoted on the OTC Bulletin Board or other public trading market. The Company has the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs from February 7, 2001 to September 30, 2001.

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

RESULTS OF OPERATIONS AS OF FEBRUARY 28, 2001 VS. FEBRUARY 28, 2000.

         REVENUE. Total revenue decreased $124,739 from $141,733 for the three months ended February 29, 2000 to $16,994 for the three months ended February 28, 2001.

         During the three months ended February 28, 2001, the Company generated approximately $14,310 in revenue from oil and gas sales as compared to $10,177 for the three months ended February 29, 2000. The $4,133 increase was primarily due to sales of oil and gas rom the Company's recently developed Oklahoma properties.

         Joint venture income for the three months ended February 28, 2001 was $0 as compared to $130,422 for the same period last year. The Company was not a sponsor of a joint venture partnerships during the three month period ended February 28, 2001. In May 1999 the Company sponsored the formation of the Bethany Field Joint Venture for the purpose of conducting oil and gas development and production activities on approximately 229 acres in Panola County, Texas. Subsequent to the quarter ended February 29, 2000, the Company repurchased the partnership interests. The Company's common stock was used to purchase the interests that were valued at $1.00 per share for each dollar invested in the Bethany Field Joint Venture. The transaction totaled $309,417 that the Company recorded as an addition to property and equipment in the last fiscal year.

         Other income increased from $1,334 for the three months ended February 29, 2000 to $2,684 for the three months ended February 28, 2001. The $1,550 increase was attributable to interest earned on the Company's money market accounts.

         EXPENSES. Total expenses decreased $255,360 from $519,833 for the three months ended February 29, 2000 to $264,473 for the three months ended February 28, 2001.

         Lease operating and taxes increased $17,222 from $41,706 for the three months ended February 29, 2000 to $58,928 for the three months ended February 28, 2001. The increase is primarily the result of a payment for an operators bond in the amount of $25,000 and approximately $5,700 of operating expenses for the Oklahoma properties offset by decreased operating costs for the East Texas properties, the majority of which are shut-in.

         Joint venture costs and expenses were $0 for the three months ended February 28, 2001 as compared to $84,914 for the same period last year. As discussed above, the Company was not a sponsor of a joint venture partnership during the three month period ended February 28, 2001.

         Selling, general and administrative expenses decreased approximately $88,852 from $283,213 for the three months ended February 29, 2000 to $194,361 for the three months ended February 28, 2001. The decrease is primarily attributable to a decrease in consulting fees of $118,750, bad debts of $11,150 and rent of $6,885 offset by increased expenses of $26,353 for legal and professional, $15,981 for salaries and wages, and other expenses of $5,599.

         During the three month period ended February 29, 2000, the Company provided for a loss of $100,000 on the lapse of its option (due to expire on March 31, 2000) to purchase additional shares of Southern Oil & Gas Company, Inc. On January 6, 1999 the Company entered into an option agreement, as amended, to purchase all of Southern Oil & Gas Company's (Southern) stock for $1,000,000. Southern is an oil and gas company that owns interests in approximately 435 wells, primarily in north east Louisiana, which wells produce on average approximately 3,500 barrels of oil each month. Under the terms of the agreement, TBX paid $100,000 for the option to purchase the shares that ran up to and including March 31, 2000. When the Company originally entered into this agreement with Southern, it also entered into an operations and management contract (the "Operations Contract") providing that TBX was to be paid the profits of Southern that exceeded $40,000 each month. Because the amounts actually paid to TBX under the Operations Contract were not at the levels anticipated, TBX decided not to increase its ownership interest in Southern and wrote-off the option amount in February 2000. The Company currently holds a 20% interest in Southern.

         Depreciation, depletion and amortization increased $1,184 from $10,000 for the three months ended February 29, 2000 to $11,184 for the three months ended February 28, 2001. The increase is due to a change in estimate. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

         PROVISION FOR INCOME TAXES. The Company has not provided for tax benefits associated with its losses for the three months ended February 28, 2001 and February 29, 2000.

         NET LOSS The Company's net loss decreased approximately $130,621 from $378,100 for the three months ended February 29, 2000 to $247,479 for the three months ended February 28, 2001. The decrease in the loss is primarily attributable to the prior year's write-down of the Company's investment in Southern Oil & Gas Company and reduced consulting fees offset by other increases in general and administrative expenses in the current three-month period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has funded its operations through cash generated from the sale of its common stock. The Company's cash used for operating activities totaled $106,507 and $60,084 for the three months ended February 28, 2001 and February 29, 2000, respectively. The Company made capital investments of $49,090 during the three months ended February 28, 2001. Capital investments for the three months ended February 29, 2000 were $1,995. Cash provided by the issuance of common stock totaled $79,801 during the three months ended February 28, 2001 as compared to $115,173 for the three months ended February 29, 2000.

         The Company expects that the principal source of funds in the near future will be from the sale of its common stock. On February 6, 2001 the Company entered into a Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares to be issued pursuant to this Regulation S offering are being offered and sold on reliance of an exemption from registration requirements of the United States federal and state securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company up to 800,000 restricted shares of common stock at a per share price which shall be 30% of the moving ten day average closing prices of the Company's shares of common stock as quoted on the OTC Bulletin Board or other public trading market. The Company has the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs from February 7, 2001 to September 30, 2001.The Company expects that the principal use of funds in the foreseeable future will be for developing existing oil and gas properties and/or the acquisition of new properties.

PLAN OF OPERATION FOR THE FUTURE. currently expect to generate sufficient revenues from the sale of our production to pay all costs associated with our company for at least the following twelve months. We think that this sufficient revenue will come from two sources: increased prices for oil production and increased number of wells brought on-line. Specifically, over the past twelve months, the price paid for oil production in the area in which our wells are located has more than doubled. This increase in oil price has made it to where more of our wells are capable of commercial production such that those wells that have been shut in may be reopened and production commenced therefrom, thus additionally increasing our revenues. However, our existing plan is subject to alterations based on opportunities that may present themselves. These plans may involve selling additional shares of our common stock.

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

     None.

DEFAULTS UPON SENIOR SECURITIES

     None.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

OTHER INFORMATION

     None.

EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE:     April 12, 2001
     ------------------------------

SIGNATURE: /s/ Tim Burroughs
          -------------------------
           TIM BURROUGHS, PRESIDENT
           CHIEF FINANCIAL OFFICER