Form 10QSB
period 2001-05-31
TBX RESOURCES INC
filed 2001-07-20
CIK 1108645

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDING MAY 31, 2001.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from              to                  .
                                              ------------    -----------------

               Commission File Number       0-30746
                                     ------------------------

                               TBX RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)


                          Texas                                                       75-2592165
--------------------------------------------------------------         ------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                                 12300 Ford Road
                                    Suite 194
                                Dallas, TX 75234
                    (Address of principal executive offices)

Issuer's telephone number   (972) 243-2610
                          ----------------

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date: 17,090,875                          .
                                           ------------------------------------

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                               TBX RESOURCES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          May 31,        November 30,
                                                                           2001              2000
                                                                       ------------      ------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                 $    137,107      $    324,916
  Accounts receivable
     Trade                                                                   19,731            12,489
     Affiliates                                                                  --            70,531
     Other                                                                   69,994            25,744
  Other current assets                                                           --            33,744
                                                                       ------------      ------------
       Total current assets                                                 226,832           467,424
                                                                       ------------      ------------

EQUIPMENT AND PROPERTY
  Office furniture, fixtures and equipment                                   72,086            72,086
  Oil and gas properties, using successful efforts accounting
     Proved properties and related equipment                              2,977,445         2,907,134
                                                                       ------------      ------------
                                                                          3,049,531         2,979,220
  Less accumulated depreciation, depletion and amortization                 138,998           125,220
                                                                       ------------      ------------
       Total equipment and property                                       2,910,533         2,854,000
                                                                       ------------      ------------

INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC.                              200,000           200,000
                                                                       ------------      ------------

OTHER ASSETS                                                                 37,755            12,685
                                                                       ------------      ------------
       TOTAL ASSETS                                                    $  3,375,120      $  3,534,109
                                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                               $     74,639      $     73,410
  Taxes payable                                                              49,451            46,288
  Accrued payroll and other                                                  82,322            91,952
                                                                       ------------      ------------
       Total current liabilities                                            206,412           211,650
                                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                    --                --

STOCKHOLDERS' EQUITY
  Common stock- $.01 par value; authorized 100,000,000 shares;
  17,090,875 shares outstanding at May 31, 2001 and 16,478,350
  shares outstanding at November 30, 2000                                   170,909           164,783
  Additional paid-in capital                                              6,634,376         6,390,082
  Accumulated deficit                                                    (3,636,577)       (3,232,406)
                                                                       ------------      ------------
     Total stockholders' equity                                           3,168,708         3,322,459
                                                                       ------------      ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  3,375,120      $  3,534,109
                                                                       ============      ============

The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For The Three Months Ended           For The Six Months Ended
                                                                 ------------------------------      ------------------------------
                                                                 May 31, 2001      May 31, 2000      May 31, 2001      May 31, 2000
                                                                 ------------      ------------      ------------      ------------

REVENUES:
  Oil and gas sales                                              $     80,122      $     10,638      $     94,431      $     20,815
  Joint venture income                                                     --            30,648                --           129,641
  Other                                                                 6,055             6,584             8,572             7,718
                                                                 ------------      ------------      ------------      ------------
     Total revenues                                                    86,177            47,870           103,003           158,174
                                                                 ------------      ------------      ------------      ------------

EXPENSES:
  Lease operating and taxes                                            61,093            34,352           120,021            57,643
  Joint venture costs and expenses                                         --            30,648                --           129,641
  Selling, general and administrative                                 177,546           453,831           371,605           760,924
  Geological and engineering                                               --           101,857                --           101,857
  Loss on option to purchase shares of Southern Oil & Gas                  --                --                --           100,000
  Depreciation, depletion and amortization                              9,735            15,000            15,548            25,000
                                                                 ------------      ------------      ------------      ------------
     Total expenses                                                   248,374           635,688           507,174         1,175,065
                                                                 ------------      ------------      ------------      ------------

NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                                       (162,197)         (587,818)         (404,171)       (1,016,891)

Provision for income taxes                                                 --          (235,742)               --          (235,742)
                                                                 ------------      ------------      ------------      ------------

NET LOSS                                                         $   (162,197)     $   (823,560)     $   (404,171)     $ (1,252,633)
                                                                 ============      ============      ============      ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                     $      (0.01)     $      (0.05)     $      (0.03)     $      (0.08)
                                                                 ============      ============      ============      ============
Weighted average common shares used in calculations:
  Basic and diluted                                                16,617,737        15,041,395        16,617,737        15,041,395
                                                                 ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              For The Six Months Ended
                                                                           ------------------------------
                                                                           May 31, 2001      May 31, 2000
                                                                           ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $   (404,171)     $ (1,252,633)
  Adjustments to reconcile net loss to net cash
  flow from operating activities:
     Depreciation, depletion and amortization                                    15,548            25,000
     Loss on lapse of stock option agreement with Southern Oil & Gas                 --           100,000
     Common stock options issued for consulting services                        108,328           150,000
     Common stock issued to employees                                                --            10,500
     Reversal of long-term deferred tax benefit                                      --           179,073
     Changes in operating assets and liabilities:
        Decrease (increase) in:
          Trade receivables                                                      (7,242)           (1,583)
          Affiliate receivables                                                  70,531            54,862
          Other receivables                                                     (44,250)           89,645
          Other current assets                                                   33,744          (100,000)
          Deferred income tax benefit                                                --            56,669
        Increase (decrease) in:
          Accounts payable                                                        1,229           (32,092)
          Taxes payable                                                           3,163            (6,039)
          Accrued payroll and other                                              (9,630)           44,858
          Prepaid drilling expenses                                                  --            50,831
                                                                           ============      ============
Net cash provided by (used) for operating activities                           (232,750)         (630,909)
                                                                           ============      ============
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in the development of oil and gas properties                        (82,081)               --
  Cash provided by the sale of oil and gas properties                            10,000                --
  Cash used in the acquisition of office equipment                                   --           (11,623)
                                                                           ------------      ------------
                                                                                (72,081)          (11,623)
                                                                           ============      ============
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash provided (used) by change in other assets                                (25,070)           33,027
  Cash provided by the issuance of common stock                                 142,092         1,481,149
                                                                           ------------      ------------
                                                                                117,022         1,514,176
                                                                           ============      ============
Net Increase (Decrease) In Cash                                                (187,809)          871,644
Cash at beginning of period                                                     324,916             3,174
                                                                           ============      ============
Cash at end of period                                                      $    137,107      $    874,818
                                                                           ------------      ------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Fair value of oil and gas working and partnership interests acquired       $         --      $   (291,961)
Issuance of common stock for assets                                                  --           291,961
                                                                           ------------      ------------
                                                                           $         --      $         --
                                                                           ============      ============

The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                  COMMON STOCK                ADDITIONAL        ACCUM-            TOTAL
                                           -----------------------------       PAID-IN          ULATED         STOCKHOLDERS'
                                              SHARES         PAR VALUE         CAPITAL          DEFICIT           EQUITY
                                           ------------     ------------     ------------     ------------     -------------
BALANCE NOVEMBER 30, 2000                    16,478,350     $    164,783     $  6,390,082     $ (3,232,406)     $  3,322,459
Issuance of common stock for cash               439,775            4,698          137,394               --           142,092
Issuance of common stock for services           172,750            1,428          106,900               --           108,328
Net loss for period                                  --               --               --         (404,171)         (404,171)
                                           ------------     ------------     ------------     ------------      ------------
BALANCE MAY 31, 2001                         17,090,875     $    170,909     $  6,634,376     $ (3,636,577)     $  3,168,708
                                           ============     ============     ============     ============      ============

The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  MAY 31, 2001


1.       BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company's principal business activity is acquiring and developing oil and gas properties. The Company owns 54 wells and operates another 7 wells located in East Texas and has an interest in 7 wells in Oklahoma. Of the 54 wells located in East Texas, 8 wells have been designated as injection wells and 3 wells have been designated as water supply wells. In addition, 6 wells are currently producing oil. The remaining 37 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. The Company also has an interest in 7 producing wells in Oklahoma. The Company's philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. The Company also sponsors joint venture development partnerships for the purpose of developing oil and gas properties for profit.

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

                               TBX RESOURCES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  MAY 31, 2001


3.       SIGNIFICANT TRANSACTIONS (CONTINUED):

b. The Company has placed restrictions on stockholders wishing to sell their common stock as follows:

     (i) To hold or to sell up 20% of the shares owned during the third quarter of year 2001 and,

     (ii) To continue to hold or to sell up to additional 20% of the original amount of shares owned during the forth quarter of the year 2001.

     This agreement expires on January 31, 2002 at which time the balance of shares held convert to free trading shares.

c. The Company executed an Employment Agreement effective December 1, 1999 with Mr. Tim Burroughs, President, for three years. Under the terms of the employment agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company's common stock a year for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous year. The options are cumulative that allow Mr. Burroughs to exercise his options through November 30, 2004 for a total of 2,500,000 shares. The fair market value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. No exercise price or exercise date has been determined at this time. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.

d. During the six months ended May 31, 2001, the Company used the services of consultants who received 172,750 share of common stock. The Company recorded the transactions as a $108,328 charge to expense with an offsetting credit to capital.

e. On February 6, 2001 the Company entered into a Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold on reliance of an exemption from registration requirements of the United States federal and state securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company up to 800,000 restricted shares of common stock at a per share price which shall be 30% of the moving ten day average closing prices of the Company's shares of common stock as quoted on the OTC Bulletin Board or other public trading market. The Company has the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs from February 7, 2001 to September 30, 2001.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DESCRIPTION OF PROPERTIES

         Our properties generally, include leasehold rights in six oil and gas fields located in Gregg, Hopkins, Franklin, Panola and Wood Counties, Texas, which are located in East Texas. These six fields are referred to as the East Texas, Mitchell, Talco, Manziel, Quitman and Bethany Fields. As of May, 2001, we owned or operated an interest in 69 wells, 6 of which were producing, 52 of which were shut-in, 8 of which were designated as injection wells and 3 were designated as water supply wells. We also have recently acquired an interest in properties in Oklahoma, the development of which is in a very early stage.

RESULTS OF OPERATIONS AS OF MAY 31, 2001 VS. MAY 31, 2000.

         REVENUE - During the six months ended May 31, 2001, the Company generated approximately $94,431 in revenue from oil and gas sales as compared to $20,815 for the six months ended May 31, 2000. The $73,616 increase was primarily due to gas sales on the Oklahoma properties that were developed over the past six months. During the past six months, oil sales on the Texas properties were $23,952 as compared to $20,815 for the same period last fiscal year. The majority of the wells remain shut-in awaiting re-work or the designation as injection wells.

         Joint venture income for the six months ended May 31, 2000 was $129,641 as compared to $0 for this year. The Company did not sponsor a joint venture partnership during the six months ended May 31, 2001. The Company's current focus is on developing its Oklahoma gas properties and consequently, has no plans to sponsor additional joint venture limited partnerships.

         Other income for the six months ended May 31, 2001 was $8,572 as compared to $7,718 for the same period last year. The $854 increase in other income is for the $5,888 profit on the sale of a partial working interest offset by a decrease in interest income due to lower money market cash balances.

         As a result of the foregoing, total revenue decreased $55,171 from $158,174 for the six months ended May 31, 2000 to $103,003 for the six months ended May 31, 2001.

         EXPENSES - Lease operating and taxes increased $62,378 from $57,643 for the six months ended May 31, 2000 to $120,021 for the six months ended May 31, 2001. The increase is primarily the result of increased expenses associated with several of the Company's Texas wells and to a lesser extent the new gas wells in Oklahoma.

         Joint venture costs and expenses were approximately $129,641 for the six months ended May 31, 2000 as compared to $0 for the same period this year. The Company was not a sponsor of a joint venture partnership during the six month period ended May 31, 2001.

         Selling, general and administrative expenses decreased approximately $389,319 from $760,924 for the six months ended May 31, 2000 to $371,605 for the six months ended May 31, 2001. The decrease is primarily due to lower compensation and employee related costs, and consulting fees offset by somewhat higher general expenses.

         Geological and engineering fees of $101,857 for the six months ended May 31, 2000 related to reserve studies for a proposed acquisition were incurred. The acquisition was not consummated and the fees were charged to operations. These same fees were not incurred during the six month period ending May 31, 2001.

         For the six months ended May 31, 2000, the Company recorded a loss of $100,000 on the lapse of its option to purchase additional shares of Southern Oil & Gas Company, Inc. The Company has no plans to acquire additional shares of Southern. No such expenses were incurred during the period ending May 31, 2001.

         Depreciation, depletion and amortization decreased $9,452 from $25,000 for the six months ended May 31, 2000 to $15,548 for the six months ended May 31, 2001. The decrease is due to a change in estimate.

         As a result of the foregoing, total expenses decreased $667,891 from $1,175,065 for the six months ended May 31, 2000 to $507,174 for the six months ended May 31, 2001.

         PROVISION FOR INCOME TAXES - During the six months ended May 31, 2000, the Company reversed tax benefits totaling $235,742 that corresponded to losses sustained in prior years. There are no recorded tax benefits for the six months ended May 31, 2001.

         NET LOSS - The Company's net loss decreased approximately $848,462 from $1,252,633 for the six months ended May 31, 2000 to $404,171 for the same period this year. The decrease in the loss is primarily attributable to reduced compensation costs, consulting fees and, geological and engineering fees. Also, there was no further write-down of the Company's investment in Southern Oil & Gas from last fiscal year. Finally, the Company has no tax benefits to write-off in the current fiscal year.

         LIQUIDITY AND CAPITAL RESOURCES - As of May 31, 2001, the Company had total assets of approximately $3.4 million of which net oil and gas properties amount to approximately $2.8 million or 82.4% of our total assets. The cumulative losses through May 31, 2001, total approximately $3.6 million. The ratio of current assets to current liabilities is 1.1:1; the Company has no long-term debt. As of May 31, 2001, the Company's shareholders equity is positive by approximately $3.2 million.

         At May 31, 2001, the Company showed approximately $137,107 in cash and money market accounts and $131,042 in working capital. At November 30, 2000, cash and working capital were approximately $324,916 and $255,774, respectively.

         The Company has funded its operations through cash generated from the sale of its common stock. The Company's cash used for operating activities totaled $232,750 and $630,909 for the six months ended May 31 2001 and May 31, 2000, respectively. The Company's capital investments totaled $82,081 and $0 for the six months ended May 31 2001 and May 31, 2000, respectively. Cash provided by the sale of common stock totaled $142,092 during the six months ended May 31, 2001 as compared to approximately $1.5 million for the six months ended May 31, 2000.

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

                           PART II. OTHER INFORMATION

LEGAL PROCEEDINGS                                           None.

CHANGES IN SECURITIES

         As discussed previously, on February 6, 2001 we entered into a Stock Purchase agreement whereby shares will be sold and issued by us. The shares to be issued under this agreement are being offered and sold in reliance on an exemption from the registration requirements of the United States federal securities laws under Regulation S promulgated under the Securities Act and related exemptions from state securities laws. During the period from February 28, 2001, to May 31, 2001, we sold the following shares at the dates and prices indicated.


DATE OF SALE                NUMBER OF SHARES SOLD                    AVERAGE PRICE PER SHARE
------------                ---------------------                    -----------------------
March 1, 2001                           42,668                               $   0.76
March 20, 2001                           6,576                               $   0.76
April 16,2001                            8,271                               $   0.76
April 19, 2001                           9,636                               $   0.74
May 23, 2001                            18,623                               $   0.70
TOTAL                                   85,774

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

TBX RESOURCES, INC.

DATE:     July 16, 2001
     -------------------------

SIGNATURE:   /s/ Tim Burroughs
          --------------------------------------------
             TIM BURROUGHS, PRESIDENT
             CHIEF FINANCIAL OFFICER