Form 10QSB
period 2001-08-31
TBX RESOURCES INC
filed 2001-10-15
CIK 1108645

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDING AUGUST 31, 2001.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to _________ .


                         Commission File Number 0-30746
                                               ---------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,422,780.
                                           -----------

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ x ]

                               TBX RESOURCES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                            August 31,      November 30,
                                                                               2001             2000
                                                                           -------------    -------------
                                     ASSETS

CURRENT ASSETS
    Cash and equivalents                                                   $      82,115    $     324,916
    Accounts receivable
      Trade                                                                       20,920           12,489
      Affiliates                                                                      --           70,531
      Other                                                                       88,691           25,744
Other current assets                                                                  --           33,744
                                                                           -------------    -------------
     Total current assets                                                        191,726          467,424
                                                                           -------------    -------------

EQUIPMENT AND PROPERTY
    Office furniture, fixtures and equipment                                      72,086           72,086
    Oil and gas properties, using successful efforts accounting
      Proved properties and related equipment                                  3,127,235        2,907,134
                                                                           -------------    -------------
                                                                               3,199,321        2,979,220
Less accumulated depreciation, depletion and amortization                        240,768          125,220
                                                                           -------------    -------------
      Total equipment and property                                             2,958,553        2,854,000
                                                                           =============    =============
INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC                                    200,000          200,000
                                                                           -------------    -------------

OTHER ASSETS                                                                      37,755           12,685
                                                                           -------------    -------------
      TOTAL ASSETS                                                         $   3,388,034    $   3,534,109
                                                                           =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                 $      39,490    $      73,410
    Taxes payable                                                                 46,917           46,288
    Accrued expenses                                                              77,322           91,952
                                                                           -------------    -------------
    Total current liabilities                                                    163,729          211,650
                                                                           -------------    -------------

COMMITMENTS AND CONTINGENCIES                                                         --               --
                                                                           -------------    -------------
STOCKHOLDERS' EQUITY
    Common stock- $.01 par value; authorized 100,000,000 shares;
    18,422,780 shares
    outstanding at August 31, 2001 and
    16,478,350 shares outstanding at November 30, 2000                           184,228          164,783
    Additional paid-in capital                                                 7,033,267        6,390,082
    Accumulated deficit                                                       (3,993,190)      (3,232,406)
                                                                           -------------    -------------
      Total stockholders' equity                                               3,224,305        3,322,459
                                                                           -------------    -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   3,388,034    $   3,534,109
                                                                           =============    =============



The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             For Three Months Ended              For Nine Months Ended
                                                        --------------------------------     ------------------------------
                                                        Aug. 31, 2001      Aug. 31, 2000     Aug. 31, 2001    Aug. 31, 2000
                                                        -------------      -------------     -------------    -------------
REVENUES:
    Oil and gas sales                                   $      45,655     $       9,061     $     142,010     $      30,876
    Joint venture income                                           --            50,832                --           180,473
    Other                                                      25,600             9,784            36,428            17,502
                                                        -------------     -------------     -------------     -------------
      Total revenues                                           71,255            69,677           178,438           228,851
                                                        -------------     -------------     -------------     -------------
EXPENSES:
    Lease operating and taxes                                  34,598            47,527           140,991           105,170
    Exploration and drilling                                  150,000                --           151,349                --
    Joint venture costs and expenses                               --            50,832                --           180,473
    Selling, general and administrative                       143,270           215,940           531,334           930,401
    Geological and engineering                                     --                --           101,857
    Loss on Southern Oil & Gas options                             --                --                --           100,000
    Depreciation, depletion and amortization                  100,000            15,000           115,548            40,000
                                                        -------------     -------------     -------------     -------------
      Total expenses                                          427,868           329,299           939,222         1,457,901
                                                        -------------     -------------     -------------     -------------

NET LOSS BEFORE PROVISION FOR
INCOME TAXES                                                 (356,613)         (259,622)         (760,784)       (1,229,050)

Provision for income taxes                                         --                --                --          (235,742)
                                                        -------------     -------------     -------------     -------------
NET LOSS                                                $    (356,613)    $    (259,622)    $    (760,784)    $  (1,464,792)
                                                        =============     =============     =============     =============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED            $       (0.02)    $       (0.02)    $       (0.04)    $       (0.10)
                                                        =============     =============     =============     =============
Weighted average common shares used in
    per share calculations:                                17,135,487        15,416,529        17,135,487        15,416,529
                                                        =============     =============     =============     =============



The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               For Nine Months Ended
                                                                           ------------------------------
                                                                           Aug. 31, 2001    Aug. 31, 2000
                                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                                      $    (760,784)   $  (1,464,792)
    Adjustments to reconcile net income (loss) to net cash
    flow from operating activities:
      Depreciation, depletion and amortization                                   115,548           40,000
      Loss on Southern Oil & Gas options                                              --          100,000
      Common stock options issued for consulting services                        108,328          150,000
      Common stock issued to employees                                                --           10,500
      Reversal of long-tern deferred income tax benefit                               --          179,073
      Changes in operating assets and liabilities:
        Decrease (increase) in:
          Trade receivables                                                       (8,431)           1,967
          Affiliate receivables                                                   70,531           79,447
          Other receivables                                                      (62,947)          98,049
          Prepaid expenses                                                        33,744          (75,264)
          Deferred income tax benefit                                                 --           56,669
        Increase (decrease) in:
          Accounts payable                                                       (33,920)         (36,323)
          Taxes payable                                                              629           (8,571)
          Accrued expenses                                                       (14,630)          46,469
                                                                           -------------    -------------
Net cash provided by (used) for operating activities                            (551,932)        (822,776)
                                                                           -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash provided by the disposal of property and equipment                       25,600           18,780
    Cash used in the acquisition of property and equipment                      (245,701)        (217,406)
                                                                           -------------    -------------
                                                                                (220,101)        (198,626)
                                                                           -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash provided (used) by change in other assets                               (25,070)          33,027
    Cash provided by the issuance of common stock                                554,302        1,474,649
                                                                           -------------    -------------
                                                                                 529,232        1,507,676
                                                                           -------------    -------------
Net Increase (Decrease) In Cash                                                 (242,801)         486,274
Cash at beginning of period                                                      324,916            3,174
                                                                           -------------    -------------
Cash at end of period                                                      $      82,115    $     489,448
                                                                           -------------    -------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES (UNAUDITED)

Fair value of oil and gas working and partnership interests acquired       $          --    $    (291,961)
Issuance of common stock for assets                                                   --          291,961
                                                                           -------------    -------------
                                                                           $          --    $          --
                                                                           -------------    -------------



The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR NINE MONTHS ENDED AUGUST 31, 2001
                                   (Unaudited)


                                                                                ADDITIONAL        ACCUM-            TOTAL
                                                COMMON STOCK                      PAID-IN         ULATED         STOCKHOLDERS'
                                                   SHARES         PAR VALUE       CAPITAL         DEFICIT           EQUITY
                                                -------------   -------------   -------------   -------------    -------------
BALANCE NOVEMBER 30, 2000                          16,478,350         164,783   $   6,390,082   $  (3,232,406)   $   3,322,459
Issuance of common stock for cash                   1,771,680          17,718         536,584              --          554,302
Issuance of common stock for services                 172,750           1,727         106,601              --          108,328
Net loss for period                                        --              --              --        (760,784)        (760,784)
                                                   ----------   -------------   -------------   -------------    -------------
BALANCE AUGUST 31, 2001                            18,422,780   $     184,228   $   7,033,267   $  (3,993,190)   $   3,224,305
                                                   ==========   =============   =============   =============    =============


The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001


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

NET LOSS PER COMMON SHARE - Stock options are excluded from the calculation of net loss per common share because they are antidilutive.

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

                               TBX RESOURCES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001


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

d. During the nine months ended August 31, 2001, the Company used the services of consultants who received 172,750 share of common stock. The Company recorded the transactions as a $108,328 charge to expense with an offsetting credit to capital.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DESCRIPTION OF PROPERTIES

         Our properties generally, include leasehold rights in six oil and gas fields located in Gregg, Hopkins, Franklin, Panola and Wood Counties, Texas, which are located in East Texas. These six fields are referred to as the East Texas, Mitchell, Talco, Manziel, Quitman and Bethany Fields. As of August, 2001, we owned or operated an interest in 69 wells, 6 of which were producing, 52 of which were shut-in, 8 of which were designated as injection wells and 3 were designated as water supply wells. We also have recently acquired an interest in properties in Oklahoma, the development of which is in a very early stage.

RESULTS OF OPERATIONS AS OF AUGUST 31, 2001 VS. AUGUST 31, 2000.

         REVENUE - Total revenue decreased $50,413 from $228,851 for the nine months ended August 31, 2000 to $178,438 for the nine months ended August 31, 2001.

         During the nine months ended August 31, 2001, the Company generated approximately $142,010 in revenue from oil and gas sales as compared to $30,876 for the nine months ended August 31, 2000. The $111,134 increase was primarily due to gas sales on the Oklahoma properties that were developed over the past nine months. During the past nine months, oil sales on the Texas properties were $47,437 as compared to $30,876 for the same period last fiscal year. The majority of the wells remain shut-in awaiting re-work or the designation as injection wells.

         Joint venture income for the nine months ended August 31, 2000 was $180,473 as compared to $0 for the same period this year. The Company did not sponsor a joint venture partnership during the nine months ended August 31, 2001. The Company's current focus is on developing its Oklahoma gas properties and consequently, has no plans to sponsor additional joint venture limited partnerships.

         Other income for the nine months ended August 31, 2001 was $36,428 as compared to $17,502 for the same period last year. The increase of $18,926 was attributable to a $25,600 gain on the sale of a gas well offset by lower interest on the Company's money market accounts due to reduced cash balances.

         EXPENSES - Total expenses decreased $518,679 from $1,457,901 for the nine months ended August 31, 2000 to $939,222 for the nine months ended August 31, 2001.

         Lease operating and taxes increased $35,821 form $105,170 for the nine months ended August 31, 2000 to $140,991 for the nine months ended August 31, 2001. The increase is primarily due to the result of increased expenses associated with several of the Company's Texas wells and to a lesser extent the new gas wells in Oklahoma.

         Exploration and drilling expenses were $150,000 for the six months ended August 31, 2001 as compared to $0 for the same period last year. In accordance with successful efforts accounting, costs and expenses on non-productive properties were charged to current operations. The Company had no drilling and development activities during the six-month period ended August 31, 2000.

         Joint venture costs and expenses were $0 for the six months ended August 31, 2001 as compared to $180,473 for the same period last year. The Company was not a sponsor of a joint venture partnership during the nine month period ended August 31, 2001. See above for additional comments.

         Selling, general and administrative expenses decreased $399,067 from $930,401 for the nine months ended August 31, 2000 to $531,334 for the nine months ended August 31, 2001. The decrease is primarily due to lower compensation and employee related costs, and consulting fees offset by somewhat higher general expenses.

         Geological and engineering fees of $101,857 for the nine months ended August 31, 2000 relate to reserve studies for a proposed acquisition. The acquisition was not consummated and the fees were charged to operations.

         For the nine months ended August 31, 2000, the Company recorded a loss of $100,000 on the lapse of its option to purchase additional shares of Southern Oil & Gas Company, Inc. The Company has no plans to acquire additional shares of Southern.

         Depreciation, depletion and amortization increased $75,548 from $40,000 for the nine months ended August 31, 2000 to $155,548 for the nine months ended August 31, 2001. The increase is due to a change in estimate.

         Lease operating and taxes increased $62,378 from $57,643 for the six months ended May 31, 2000 to $120,021 for the six months ended May 31, 2001. The increase is primarily the result of increased expenses associated with several of the Company's Texas wells and to a lesser extent the new gas wells in Oklahoma.

         PROVISION FOR INCOME TAXES - There are no recorded tax benefits for the nine months ended August 31, 2001. During the nine months ended August 31, 2000, the Company reversed tax benefits totaling $235,742 that corresponds to the losses sustained in prior years.

         NET LOSS - The Company's net loss decreased approximately $704,008 from $1,464,792 for the nine months ended August 31, 2000 to $760,784 for the nine months ended August 31, 2001. The decrease in the loss is primarily attributable to reduced compensation costs, consulting fees and, geological and engineering fees. Also, there was no further write-down of the Company's investment in Southern Oil & Gas from last fiscal year. Finally, the Company has no tax benefits to write-off in the current fiscal year.

         LIQUIDITY AND CAPITAL RESOURCES - As of August 31, 2001, the Company has total assets of approximately $3.4 million of which net oil and gas properties amount to approximately $3.0 million or 87.3% of our total assets. The cumulative losses through August 31, 2001, total approximately $3.9 million. The ratio of current assets to current liabilities is 1.2:1; the Company has no long-term debt. As of August 31, 2001, the Company's shareholders equity is positive by approximately $3.2 million.

         At August 31, 2001, the Company had approximately $82,115 in cash and money market accounts and $27,997 in working capital. At November 30, 2000, cash and working capital were approximately $324,916 and $255,774, respectively.

         The Company has funded its operations through cash generated from the sale of its common stock. The Company's cash used for operating activities totaled $551,932 and $822,776 for the nine months ended August 31 2001 and August 31, 2000, respectively. The Company's capital investments totaled $220,101 and $198,626 for the nine months ended August 31 2001 and August 31, 2000, respectively. Cash provided by the sale of common stock totaled $554,302 during the nine months ended August 31, 2001 while cash provided by the sale of common stock totaled $1,474,649 for the nine months ended August 31, 2000.

         The Company expects that the principal source of funds in the near future will be from the sale of its common stock. On February 6, 2001 the Company entered into a Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold on reliance of an exemption from registration requirements of the United States federal and state securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company up to 800,000 restricted shares of common stock at a per share price which shall be 30% of the moving ten day average closing prices of the Company's shares of common stock as quoted on the OTC Bulletin Board or other public trading market. The Company has the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs from February 7, 2001 to September 30, 2001. The Company expects that the principal use of funds in the foreseeable future will be for developing existing oil and gas properties and/or the acquisition of new properties.

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

        DATE OF SALE         NUMBER OF SHARES SOLD   AVERAGE PRICE PER SHARE
--------------------------   ---------------------   -----------------------
March 1, 2001                               42,668               $ 0.76

March 20, 2001                               6,576               $ 0.76

April 16,2001                                8,271               $ 0.76

April 19, 2001                               9,636               $ 0.74

May 23, 2001                                18,623               $ 0.70

TOTAL                                       85,774
                                            ------



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

TBX RESOURCES, INC.

DATE:     October 15, 2001
     --------------------------------

SIGNATURE:   /s/ Tim Burroughs
          ------------------------------------
             TIM BURROUGHS, PRESIDENT
             CHIEF FINANCIAL OFFICER