Form 10KSB40
period 2001-11-30
TBX RESOURCES INC
filed 2002-02-28
CIK 1108645

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the Fiscal Year Ended November 30, 2001

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No.   0-30746

                               TBX RESOURCES, INC.
                 (Name of Small Business Issuer in its charter)


                 Texas                                   75-2592165
       ------------------------                     -------------------
       (State of incorporation)                       (IRS Employer
                                                    Identification No.)
    12300 Rambler Road, Suite 304
            Dallas, Texas                                 75234
---------------------------------------                 --------
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
                            YES                  NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $221,398.

The aggregate market value of the voting stock held by non-affiliates of the Company on February 27, 2002, was $4,575,130.

As of February 27, 2002, the Company had 22,539,750 issued and outstanding shares of common stock.

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

         As of November 30, 2001, our company had total assets of $3,729,248 of which net oil and gas properties amounted to $3,052,130 or 82.1% of our total assets. At November 30, 2001, we had approximately $111,451 in cash and money market accounts and $94,572 in working capital. Our accumulative losses through November 30, 2001, totaled $4,404,267. Our revenues for our fiscal year ended November 30, 2001 were $221,398 and our net losses for the same period were $(1,171,861). Our ratio of current assets to current liabilities is 1.5:1; we have no long-term debt. As of November 30, 2001, our shareholders equity was a positive $3,729,248.

         Our company has experienced losses over the past years. However, our management is projecting a decrease in general and administrative expenses, an increase in prices obtained for our oil and gas produced and an increase in our total production, due to more of our wells being brought on-line. Our management believes that, with the projected lower general and administrative expenses, increases in production and higher prices for our production, our company's financial success should improve for the fiscal year ending November 30, 2002. However, this success is dependent upon many factors, some of which are not within our control and there can be no assurance that our actual results will improve.

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

PREVIOUS JOINT VENTURES

         Since our inception, we have acted as the joint venture manager of 11 Joint Ventures, all of which have been located in east Texas and western Louisiana. The joint ventures we developed were essentially "rolled up" into our company in that we exchanged shares of our common stock in return for our joint venture partners' interest in the properties developed by their joint ventures.

WELLS HELD BY THE COMPANY

         As more particularly described in the description of properties section, we own or operate all or a portion of 53 wells located in Gregg, Hopkins, Franklin, Panola and Wood Counties, Texas. Of these 53 wells, 8 wells have been designated as injection wells and 3 wells have been designated as water supply wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. In addition, 8 wells are currently producing oil. The remaining 34 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. During the next twelve months, we hope to be able to bring some of the wells that are currently shut-in on-line so that the same will begin to produce oil. However, our ability to re-open these wells is dependent upon us obtaining sufficient financing to pay the costs associated with re-opening these wells and operating the same once re-opened. We recently added an additional 7 wells in our inventory. These well are located in Ellis, Beckham, Garfield, Caddo and Canadian Counties, Oklahoma. All 7 wells are producing natural gas however they are new wells and have not seasoned to the point where a reliable estimate of production and provable reserves can be made.

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

         We expect that the principal source of funds in the near future will be from the sale of our common stock. On October 1, 2001 we entered into a Regulation S Stock Purchase Agreement ("Stock Purchase Agreement") with Citizen Asia Pacific Limited (CAPL), a Hong Kong company whereby we agreed to offer and sale shares of our common stock in reliance of an exemption from the registration requirements of the United States and state securities laws under Regulation S promulgated under the Securities Act of 1933. The Stock Purchase

Agreement stipulates that CAPL will use its best efforts to purchase from us up to 500,000 restricted shares of common stock at a per share price which shall be 38% of the moving ten day average closing prices of our shares of common stock as quoted on the OTC Bulletin Board or other public trading market. We have the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs from October 1, 2001 to September 30, 2002. We expect the principal use of funds generated from the Stock Purchase Agreement in the foreseeable future will be for developing existing oil and gas properties and/or the acquisition of new properties.

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

OFFICES

         We maintain our corporate offices at 12300 Ford Road, Suite 194, Dallas, Texas, and pay a monthly rental of approximately $2,100.00 per month. Our lease originally terminated on April 30, 1996, but in January, 2000, we entered into an agreement by which our lease was extended until July 31, 2000. In July, 2000, we began negotiations with our landlord, the result of which was that in September, 2001, we entered into a new lease that terminates in September, 2002. We currently have no plans to move our offices. Although we currently do not have any plans to terminate our lease, because of the small amount of space required for our offices, together with the abundance of office space available in the Dallas/Ft. Worth metroplex, we do not anticipate any problems in obtaining suitable office space if our lease were terminated.

ITEM 2. DESCRIPTION OF PROPERTY

         GENERAL: The following is various information concerning production from our oil and gas wells, and our productive wells and acreage and undeveloped acreage. Our oil and gas properties are located within the northern part of the east Texas salt basin. The earliest exploration in this area dates back to the early 1920s and 1930s, when frontier oil producers were exploring areas adjacent to the famous "east Texas field" located near the town of Kilgore, Texas. We have leasehold rights in three oil and gas fields located in Gregg, Hopkins, Franklin, Panola, and Wood Counties, Texas. We have recently acquired several wells and acreages in Oklahoma which are described below after the Texas properties.

         RESERVES REPORTED TO OTHER AGENCIES. We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.

         PROPERTIES. The following is a breakdown of our properties:

            Name of Field           Gross Producing Well Count        Net Producing Well Count
--------------------------------    --------------------------        ------------------------
East Texas Field                             0                                 0

Mitchell Creek & Talco Field                 4                                 2

Manziel & Quitman Field                      3                                 3

Bethany Field(1)                             4                                 3

         (1) Although these wells are classified as producing wells, since they have only recently been brought back to on-line status and are currently undergoing testing, we do not have sufficient information to record the current production from these wells.

         The following information pertains to our properties as of November 30, 2001:



 Name of               Proved        Proved          Proved          Proved      Current       Percentage of
 Field                 Reserves:     Reserves:       Developed       Developed   Production:   Reserves in Field
                       Oil           Gas             Reserves:       Reserves:   Oil           to Total Reserves
                       (bbls)        (mcf)           Oil             Gas         (bbls)(1)     Held by the
                                                     (bbls)          (mcf)                      Company
---------------        ---------     ---------       ---------       ---------   -----------   -----------------
East
Texas                                                                                          oil       5.0
Field                    7,557               0           7,557               0            0    gas         0

Mitchell Creek                                                                                 oil      40.1
& Talco Field          101,173               0         101,173               0        1,029    gas         0

Manziel &                                                                                      oil      54.9
Quitman Field          125,800               0         125,800               0        3,315    gas         0

Bethany Field                                                                                  oil         0
                       499,327       1,455,915         499,327               0           37    gas       100

(1) The current production figure specified above is for the production for the month of November, 2001.

PRODUCTIVE WELLS AND ACREAGE

                   Total Gross         Net       Total Gross    Net Productive     Total Gross       Net
Geographic Area     Oil Wells      Productive     Gas Wells        Gas Wells        Developed     Developed
                                    Oil Wells                                         Acres         Acres
---------------    -----------     ----------    -----------    --------------     -----------    ---------
East Texas
Region                 53              8              1               1              3,507.2       3,502.34

(1) We have drilled a gas well that appears to be capable of production after all completion efforts have been finished. However, as of November 30, 2001, no production of gas from this well had been obtained.

         In addition to our ownership in the above described wells, we own 20% of the common stock of Southern Oil & Gas Company ("Southern").Southern is an oil and gas company that owns interests in approximately 435 wells, primarily in north east Louisiana, which wells produce on average approximately
3,000 barrels of oil each month. When we originally entered into this agreement with Southern, we also entered into an operations and management contract (the "Operations Contract") providing that we were to be paid those profits of Southern that exceeded $40,000 each month. Because the amounts we have been paid under the Operations Contract have not been at the levels we anticipated, we have decided not to increase our ownership interest in Southern.

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


GEOGRAPHIC AREA                  GROSS ACRES           NET ACRES
---------------                  -----------           ---------
East Texas Region                  3,507.2             3,502.34


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

ANADARKO BASIN-WESTERN OKLAHOMA

         We recently added seven additional wells and two acreages located in the Anadarko Basin which is situated in western Oklahoma:

1. We purchased for $5,000 a .01038550 working interest in the Safari 1-33 well located on 620 acres in Section 33-19N-21W Ellis County.

2. In return for the sum of $35,980 we purchased a 3% working interest in the Alan 1-11 well located on 320 acres in Section 11-10N-23W Beckham County.

3. We also purchased a 1 1/2% working interest in the Amanda 1-22 well for $2,800 and is located on 320 acres in Section 22-21N-6W, Garfield County.

4. For the sum of $2,800 we purchased a 1 1/2% working interest in the Albert 1-22 well located in Section 22-31N-6W, Garfield County.

5. A 3% working interest was purchased for the sum of $19,600 in the Lillie 2-11 well located in Section 11-10N-23W in Beckham County.

6. For the sum of $50,000 we purchased a 25% working interest in the Soddie well located in Section 2-12N-12W Caddo County.

7. We purchased a 20% working interest in the Josephus well located on 640 acres in Ellis County for $174,680.

All seven wells are currently producing natural gas however each of the wells was recently drilled and have not been working long enough to allow our consulting engineers to estimate the available provable reserves. Although the wells are currently producing natural gas there can be no assurance that they will continue to do so.

In addition to the above described wells we have purchase working interests in two lease tracts; one located in Ellis County, Oklahoma constituting a 37.5% working interest in 1,505 acres and the second located in Canadian County, Oklahoma, constituting a 20% working interest in 240 acres. The leases were purchased for the sum of $83,700 and $19,200 respectively.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prices for our common stock are currently quoted in the over the counter Bulletin Board maintained by the NASD and our ticker symbol is TBXR. Prices for our stock were approved for quotation on the Bulletin Board on January 27, 2001. The following table shows the high and low bid information for our common stock for each quarter during which prices for our common stock have been quoted.


QUARTER                                    LOW BID    HIGH BID
-------                                    -------   ---------

Quarter ending February 29, 2001           $ 2.80       $ 2.80

Quarter ending May 31, 2001                $ 1.20       $ 1.41

Quarter ending August 31, 2001             $ 1.65       $ 1.69

Quarter ending November 30, 2001           $ 1.01       $ 1.03

         The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         We have approximately 2,240 shareholders of our common stock as of November 30, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

         The Company incurred an operating loss of $1,179,465 for the fiscal year ended November 30, 2001 as compared to a net loss of $1,454,544 for fiscal year ended November 30, 2000. The decrease in our operating loss of $275,079, 18.9%, is discussed below.

         REVENUE - Total revenue decreased $22,594, 09.3%, from $243,992 for the twelve months ended November 30, 2000 to $221,398 for the twelve months ended November 30, 2001.

         During the twelve months ended November 30, 2001, the Company generated approximately $170,709 in revenue from oil and gas sales as compared to $52,070 for the twelve months ended November 30, 2000. The $118,639 increase is attributable to the production from the five new wells located in the Anadarko Basin of Oklahoma. Revenue from the East Texas properties remained approximately the same as the previous year.

         Joint venture income for the twelve months ended November 30, 2000 was $191,922 while there is none for the year ending November 30, 2001. The reason for the decrease is that the Company did not sponsor a joint venture partnership since May of 1999. The Company purchased the partnership interests in the joint venture during the previous fiscal year that was recorded as an increase in the oil and gas properties. The current efforts of the Company to continue to develop its existing properties preclude it from sponsoring joint venture partnerships at this time.

         Gains on the sale of oil and gas properties of $50,689 for the current fiscal year resulted from the Company selling a partial interest in two prospects. There were no sales of Company interests for a profit in the previous fiscal year.

         EXPENSES - Total expenses decreased $297,673, 17.5%, from $1,698,536 for the twelve months ended November 30, 2000 to $1,400,863 for the twelve months ended November 30, 2001.

         Lease operating expenses and taxes decreased $13,467 form $163,967 for the twelve months ended November 30, 2000 to $150,500 for the twelve months ended November 30, 2001. The decrease is primarily the result of the shut-in of producing wells and a reduction in work over costs.

         There were no joint venture costs in the current year while there was $191,922 for the same period last year. The reason for the decrease is that the Company did not sponsor a joint venture partnership since May of 1999. As stated above, during the previous year, the Company purchased the partnership interests in the joint venture. Costs in excess of joint venture revenue that totaled $143,034 were recorded as an increase in the Company's basis in the partnership.

         General and administrative expenses increased $9,458 from $1,044,206 for the twelve months ended November 30, 2000 to $1,053,664 for the twelve months ended November 30, 2001. The increase is primarily due to higher professional and consulting fees, and public relations costs offset by decreased property taxes, office expenses and compensation and employee related costs.

         Geological and engineering fees of $101,857 for the twelve months ended November 30, 2000 relate to reserve studies for a proposed acquisition. The acquisition was not consummated, and the fees were charged to operations.

         During the previous fiscal year, the Company recorded a loss of $100,000 on the lapse of its option to purchase additional shares of Southern Oil & Gas Company, Inc. On January 6, 1999 the Company entered into an option agreement, as amended, to purchase all of Southern Oil & Gas Company's (Southern) stock for $1,000,000. Southern is an oil and gas company that owns interests in approximately 435 wells, primarily in north east Louisiana, that produce on average approximately 3,500 barrels of oil each month. Under the terms of the agreement, TBX paid $100,000 for the option to purchase the shares that ran up to and including March 31, 2000. When the Company originally entered into this agreement with Southern, it also entered into an operations and management contract (the "Operations Contract") providing that TBX was to be paid the profits of Southern that exceeded $40,000 each month. Because the amounts TBX have been paid under the Operations Contract have not been at the levels anticipated, TBX decided not to increase its ownership interest in Southern and wrote-off the option amount. The Company currently holds a 20% interest in Southern.

         Loss on sale and abandonment of oil and gas properties was $52,791 for the twelve months ended November 30, 2000.The Company disposed of two wells and abandoned one well in the previous fiscal year. Management is of the opinion that the costs of re-working, developing and producing these wells would have exceeded the potential revenues from the wells. Management elected to transfer all of the Company's interest in two wells to a third party for nominal consideration and plugged and abandoned one well. The net book value of the wells was $52,791, which was charged to operations.

         Property and equipment impairment charge for the current fiscal year is $135,000. The loss is recognized for two properties located in East Texas. The loss was determined by comparing the future undiscounted cash flows, as shown in the most recent engineering report, to the Company's net book value. The impairment is the result of the significant decrease in oil and gas prices over the past year. There was no impairment of oil and gas properties during the previous year.

         Depreciation, depletion and amortization increased $17,906 from $43,793 for the twelve months ended November 30,2000 to $61,699 for the twelve months ended November 30, 2001. The increase is due to a change in estimate. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

         OTHER INCOME - Interest income for the twelve months ended November 30, 2000 was $25,327 as compared to $7,604 for the same period this year. The Company's cash balances have declined during the past year thus the decrease of $14,923 in interest income. Management fee income of $28,000 for the fiscal year ended November 30, 2000 relates to administrative services performed by TBX Resources for several companies in which Mr. Burroughs is a shareholder. No services were performed in the current fiscal year.

         PROVISION FOR INCOME TAXES - During the twelve months ended November 30, 2000, the Company reversed tax benefits totaling $235,742 that corresponded to losses sustained in prior years. No tax benefits were recorded for the twelve months ended November 30, 2001 and 2000.

         NET LOSS - The Company's net loss decreased $465,098, 28.4%, from $1,636,959 for the twelve months ended November 30, 2000 to $1,171,861 for the twelve months ended November 30, 2001. The decrease in the loss is attributable to an increase in operating income of $118,639, plus the elimination of one-time charges for acquisition engineering services of $101,857, the write-off of Southern Oil & Gas Co. options in the amount of $100,000 and the reversal of the Company's previous income tax benefits of $235,742, offset by a charge for impairment of properties totaling $135,000 plus all other income and expense items that net to $43,860.

         Effective December 1, 1999, our president, Mr. Tim Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company's common stock a year at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which they are exercised. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years. As of November 30, 2001, Mr. Burroughs has the option to purchase 1,000,000 shares of the Company's common stock.

TBX RESOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2001, we had total assets of $3,729,248 of which net oil and gas properties amounted to $3,052,130 or 82.1% of the total assets. The Company's accumulated losses through November 30, 2001 totaled $4,404,267. At November 30, 2001, we had $111,451 in cash and money market accounts and $94,572 in working capital. The ratio of current assets to current liabilities is 1.5:1; the Company has no long-term debt. As of November 30, 2001, the Company's stockholders' equity was a positive $3,729,248.

         We have funded its operations primarily from cash generated from the sale of its common stock. The Company's cash used for operating activities totaled $611,690 and $920,217 for the twelve months ended November 30 2001 and November 30, 2000, respectively. Cash provided by the disposal of oil and gas properties totaled $91,400 in the current year while in the previous year the amount was $2,062. The Company spent $150,000 in the current year for the non-exclusive option to purchase 3,231 acres in Montague County, Texas for development in the Barnett Shale. The Company's capital investments totaled $380,916 and $236,876 for the twelve months ended November 30, 2001 and November 30, 2000, respectively. Cash used for legal and professional services for the Company's public registration and the change in other assets totaled $112,535 for the twelve months ended November 30, 2000. Cash provided by the sale of common stock totaled $852,811 during the twelve months ended November 30, 2001 while cash provided by the sale of common stock totaled $1,589,308 for the same period last year.

         In December 2001, TBX Resources completed its 6th successful development well by staying the course with the business plan for development of approximately 80 wells in the next two to five years on the 76,800 acres in the Anadarko Basin in Oklahoma. Based on the initial production figures from the most recently completed well which is the Vici prospect near Vici, Oklahoma. The independent geologist has informed us he considers the well to be a material discovery. We estimate that this one well may generate net income of approximately $30,000 per month however, there can be no assurance that such level of production will continue now or in the future as the well is a new well and current data may prove to be unreliable. TBX Resources anticipates drilling nine additional wells on this property to potentially increase our income base.

         Our principal source of funds in the near future will be from the continued sale of our common stock. On October 1, 2001 the Company renewed its Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold in reliance upon an exemption from registration requirements of the United States federal and state securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company 500,000 restricted shares of common stock (renewable for additional amounts) at a per share price which shall be 38% of the moving ten day average closing prices of the Company's shares of common stock as quoted on the OTC Bulletin Board or other public trading market. We have the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs from October 1, 2001 to September 30, 2002. We expect that the principal use of funds in the foreseeable future will be for operations and developing existing oil and gas properties and/or the acquisition of new properties.

CAUTIONARY STATEMENT

         Statements in this report which are not purely historical facts, including statements regarding the Company's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of the report. Any forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS.

                               TBX RESOURCES, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




                                                                                             PAGE
                                                                                             ----

Independent Accountant's Audit Report Dated February 26, 2001                                F-2

Balance Sheet - November 30, 2001                                                            F-3

Statements of Operations-
         For The Twelve Months Ended November 30, 2001 and 2000                              F-4

Statements of Cash Flows-
     For The Twelve Months Ended November 30, 2001 and 2000                                  F-5

Statements of Changes in Stockholders' Equity-
     For The Twelve Months Ended November 30, 2001 and 2000                                  F-6

Supplemental Statements of Noncash Investing and Financing Activities-
     For The Twelve Months Ended November 30, 2001 and 2000                                  F-7

Notes to Audited Financial Statements                                                        F-8

                              JAMES A. MOYERS, CPA
                    10300 NORTH CENTRAL EXPRESSWAY, SUITE 530
                               DALLAS, TEXAS 75231
                        (214) 987-4687 FAX (214) 987-4693


To the Board of Directors and Stockholders
TBX Resources, Inc.
Dallas, Texas


                      INDEPENDENT ACCOUNTANT'S AUDIT REPORT


         I have audited the accompanying balance sheet of TBX Resources, Inc. as of November 30, 2001 and the related statements of operations, changes in stockholders' equity, cash flows and noncash investing and financing activities for each of the two years in the period ended November 30, 2001 and 2000, as required by Item 310(a) of Regulation S-B. All information included in these financial statements is the responsibility of the management. My responsibility is to express an opinion on these financial statements based on my audit work.

         I have conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts disclosed in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TBX Resources, Inc. as of November 30, 2001, and the results of its operations, cash flows and noncash investing and financing activities for each of the two years in the period ended November 30, 2001 and 2000, in conformity with generally accepted accounting principles in the United States.


February 26, 2002

                                                     James A. Moyers, CPA

                               TBX RESOURCES, INC.
                                  BALANCE SHEET
                                NOVEMBER 30, 2001
                                    (Audited)



                                   ASSETS
CURRENT ASSETS
  Cash and equivalents                                                $    111,451
  Trade accounts receivable                                                 11,685
  Prepaid consulting fees                                                  169,442
                                                                      ------------
     Total current assets                                                  292,578
                                                                      ------------
EQUIPMENT AND PROPERTY
  Office furniture, fixtures and equipment                                  72,086
  Oil and gas properties, using successful efforts accounting
     Proved properties and related equipment                             3,306,978
                                                                      ------------
                                                                         3,379,064
  Less accumulated depreciation, depletion and amortization                320,149
                                                                      ------------
        Total equipment and property                                     3,058,915
                                                                      ------------
INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC                              200,000
                                                                      ------------
PURCHASE OPTION AND OTHER                                                  177,755
                                                                      ------------
     TOTAL ASSETS                                                     $  3,729,248
                                                                      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                              $    116,056
  Taxes payable                                                             21,770
  Accrued compensation                                                      60,000
                                                                      ------------
     Total current liabilities                                             197,826
                                                                      ------------
COMMITMENTS AND CONTINGENCIES                                                   --

STOCKHOLDERS' EQUITY
  Preferred stock- $.01 par value; authorized 10,000,000 shares;
  no shares outstanding                                                         --
  Common stock- $.01 par value; authorized 100,000,000 shares;
  19,874,389 shares outstanding at November 30, 2001                       198,744
  Additional paid-in capital                                             7,736,945
  Accumulated deficit                                                   (4,404,267)
                                                                      ------------
    Total stockholders' equity                                           3,531,422
                                                                      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  3,729,248
                                                                      ============


The accompanying notes are an integral part of these financial

                               TBX RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                    (Audited)



                                                                           For the Twelve Months Ended
                                                                                  November 30,
                                                                       ----------------------------------
                                                                           2001                   2000
                                                                       ------------          ------------
REVENUES:
  Oil and gas sales                                                    $    170,709          $     52,070
  Joint venture income                                                           --               191,922
  Gain on sale of oil and gas properties                                     50,689                    --
                                                                       ------------          ------------
    Total revenues                                                          221,398               243,992
                                                                       ------------          ------------

EXPENSES:
  Lease operating and taxes                                                 150,500               163,967
  Joint venture costs and expenses                                               --               191,922
  General and administrative                                              1,053,664             1,044,206
  Geological and engineering                                                     --               101,857
  Loss on option to purchase shares of Southern Oil & Gas Company                --               100,000
  Loss on sale and abandonment of oil and gas properties                         --                52,791
  Oil and gas properties impairment                                         135,000                    --
  Depreciation, depletion and amortization                                   61,699                43,793
                                                                       ------------          ------------
    Total expenses                                                        1,400,863             1,698,536
                                                                       ------------          ------------
OPERATING LOSS                                                           (1,179,465)           (1,454,544)
OTHER INCOME (EXPENSE):
  Interest and other                                                          7,604                25,327
  Management fees                                                                --                28,000
                                                                       ------------          ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                   (1,171,861)           (1,401,217)
  Provision for income taxes                                                     --              (235,742)
                                                                       ------------          ------------
NET LOSS                                                               $ (1,171,861)         $ (1,636,959)
                                                                       ============          ============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                           $      (0.07)         $      (0.10)
                                                                       ============          ============
Weighted average common shares used in per share calculations:
  Basic and Diluted                                                      17,719,962            15,983,593
                                                                       ============          ============


The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Audited)



                                                                  For the Twelve Months Ended
                                                                         November 30,
                                                                 ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                2001             2000
                                                                 ------------    ------------
  Net loss                                                       $ (1,171,861)   $ (1,636,959)
  Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation, depletion and amortization                           61,699          43,793
    Impairment of oil and gas                                         135,000              --
    Reversal of long-term deferred income tax benefit                      --         179,073
    Allowance for doubtful accounts                                    27,557              --
    Issuance of common stock for consulting services                  383,347         171,000
    Issuance of common stock to employees                              55,700          10,500
    Loss on option to purchase shares of Southern Oil & Gas Co.            --         100,000
    (Gain) loss on disposal of oil & gas properties                   (50,689)         52,791
    Changes in operating assets and liabilities:
       Decrease (increase) in:
        Trade receivables                                                 804          (9,522)
        Affiliate receivables                                          70,531           8,916
        Other receivables                                              25,334          98,221
        Deferred income tax benefit                                        --          56,669
        Other current assets                                         (135,288)        (33,744)
       Increase (decrease) in:
        Trade accounts payable                                         42,646         (17,881)
        Taxes payable                                                 (24,518)         (8,131)
        Accrued payroll and other                                     (31,952)         65,057
                                                                 ------------    ------------
Net cash provided by (used) for operating activities                 (611,690)       (920,217)
                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash provided by the disposal of oil and gas properties              91,400           2,062
  Cash used for the option to purchases oil and gas leases           (165,070)             --
  Cash used in the acquisition and development
    of oil and gas properties                                        (380,916)       (236,876)
                                                                 ------------    ------------
                                                                     (454,586)       (234,814)
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash used for legal and professional services for public
    registration                                                           --        (112,535)
  Cash provided by the issuance of common stock                       852,811       1,589,308
                                                                 ------------    ------------
                                                                      852,811       1,476,773
                                                                 ------------    ------------
NET INCREASE (DECREASE) IN CASH                                      (213,465)        321,742
Cash at beginning of period                                           324,916           3,174
                                                                 ------------    ------------
Cash at end of period                                            $    111,451    $    324,916
                                                                 ------------    ------------


The accompanying notes are an integral part of these financial

                               TBX RESOURCES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Audited)



                                                                                                                TOTAL
                                                   COMMON STOCK             ADDITIONAL        ACCUM-            STOCK-
                                           ----------------------------      PAID-IN          ULATED            HOLDERS'
                                              SHARES         PAR VALUE       CAPITAL          DEFICIT           EQUITY
                                           ------------    ------------    ------------     ------------     ------------
BALANCE NOVEMBER 30, 1999                    14,559,027    $    145,590    $  4,422,318     $ (1,595,447)    $  2,972,461
Issuance of common stock for cash             1,144,531          11,445       1,577,863               --        1,589,308
Issuance of common stock for properties         648,792           6,488         355,223               --          361,711
Issuance of common stock for services           126,000           1,260         180,240               --          181,500
Costs for public registration                        --              --        (145,562)              --         (145,562)
Net loss for period                                  --              --              --       (1,636,959)      (1,636,959)
                                           ------------    ------------    ------------     ------------     ------------
BALANCE NOVEMBER 30, 2000                    16,478,350         164,783       6,390,082       (3,232,406)       3,322,459
Issuance of common stock for cash             1,445,104          14,451         838,360               --          852,811
Issuance of common stock for services         1,950,935          19,510         508,503               --          528,013
Net loss for period                                  --              --              --       (1,171,861)      (1,171,861)
                                           ------------    ------------    ------------     ------------     ------------
BALANCE NOVEMBER 30, 2001                    19,874,389    $    198,744    $  7,736,945     $ (4,404,267)    $  3,531,422
                                           ============    ============    ============     ============     ============


The accompanying notes are an integral part of these financial statements.

                              TBX RESOURCES, INC.
                  SUPPLEMENTAL STATEMENT OF NONCASH INVESTING
                            AND FINANCING ACTIVITIES
                                   (Audited)


                                                  For the Twelve Months Ended
                                                          November 30,
                                                     2001            2000
                                                 ------------    ------------


Fair value of oil and gas properties acquired    $         --    $    361,711
Issuance of common stock for                               --        (361,711)
                                                 ------------    ------------
                                                 $         --    $         --
                                                 ============    ============


The accompanying notes are an integral part of these financial

1. BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company's principal business activity is acquiring and developing oil and gas properties. The Company owns 53 wells and operates another 7 wells located in East Texas. Of the 53 wells located in East Texas, 8 wells have been designated as injection wells and 3 wells have been designated as water supply wells. In addition, 8 wells are currently producing oil. The remaining 34 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Also, the Company has an interest in 7 producing wells in Oklahoma and one additional well that is currently being drilled in Oklahoma. In addition, TBX Resources has an interest in 76,800 acres that is 120 sections of prime increased density development leases in the Anadarko Basin in Oklahoma. The Company's philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. The Company has sponsored joint venture development partnerships for the purpose of developing oil and gas properties for profit.

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

OIL AND GAS PROPERTIES

The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed. In the absence of a determination as to whether the reserves that have been found can be classified as proved, TBX Resources carries the costs of drilling such an exploratory well as an asset for no more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves have been found cannot be made, TBX Resources assumes that the well is impaired, and charges its costs to expense. Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations.

Both proved and unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described below.

DEPRECIATION, DEPLETION AND AMORTIZATION

The Company provides for depreciation, depletion and amortization of its investment in producing oil and gas properties on the unit-of-production method, based upon independent reserve engineers' estimates of recoverable oil and gas reserves from the property.

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

EARNINGS PER SHARE (EPS)

The Company computes earnings per share using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing net income or loss by the average number of shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Antidilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations.

STOCK-BASED COMPENSATION

The Company recognizes compensation expense for options granted to employees using Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Under SFAS 123, compensation to be recognized by the Company for stock options issued is measured by the difference between the quoted market price of the stock at the measurement date less the amount the employee is required to pay.

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

NEW ACCOUNTING PRONOUNCEMENT

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Accordingly, TBX Resources will adopt this standard on December 1, 2002. TBX Resources has not completed the process of determining the impact of adopting the standard.

3. ACCUMULATED OPERATING LOSSES:

At November 30, 2001, the Company had accumulated losses of $4.4 million. The Company's ability to continue as a going concern is based on future plans and past successes of its officers. The Company is attempting to raise addition equity funds that will be used to develop existing oil and gas properties and/or purchase additional properties. The ability of the Company to attain profitable operations is dependent on the Company operating in an environment of stable prices and increasing production over current levels. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business.

4. AFFILIATED PARTY TRANSACTIONS:

   a. The operator of the East Texas oil and gas leases, Gulftex Operating, Inc. is an affiliates of TBX Resources. Mr. Burroughs, a major stockholder and president of the Company, is the sole shareholder of Gulftex. TBX Resources paid Gulftex $9,600 this year and $8,200 last year for activities associated with operating the wells.

   b. Management fee income of $28,000 for the fiscal year ended November 30, 2000 relates to administrative services performed by TBX Resources for several companies in which Mr. Burroughs is a shareholder. No services were performed in the current fiscal year.

   c. Mr. Burroughs is a shareholder in a company named Marketing Research Group, Inc. During the year ended November 30, 2000 the Company paid Marketing Research Group consulting fees of approximately $135,000 for services rendered. No services were performed in the current fiscal year.

5. INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC:

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

6. PURCHASE OPTION AND OTHER:

Included in the total is $150,000 for the Company's non-exclusive option to purchase five prospects covering 3,323 acres in Montague County, Texas. The option will expire in January 2003.

7. COMMITMENTS AND CONTINGENCIES:

   a. The Company executed an Employment Agreement effective December 1, 1999 with Mr. Tim Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company for example, when the Company completes a major acquisition, funding or financing. For the twelve months ended November 30, 2001 the Company accrued a bonus of approximately $55,200. For the twelve months ended November 30, 2000 the Company paid a bonus of approximately $126,000. In addition, under the terms of the employment agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company's common stock a year for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which the options are exercised. The options are cumulative which allow Mr. Burroughs to exercise his options through November 30, 2004 for a total of 2,500,000 shares. As of November 30, 2001, Mr. Burroughs has the option to purchase 1,000,000 shares of the Company's common stock. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.

   b. On July 12, 2000 the Company entered into a joint venture agreement with Getty Natural Gas Corporation (Getty) to participate in the drilling and development of oil properties owned by PAX

      Energy, LLC (PAX). Under the terms of the agreement the Company could acquire 50% of Getty's right to acquire, drill, and participate in 76,800 acres which is 120 sections of prime increased density development leases in the Anadarko Basin in Oklahoma. As part of the agreement with Getty, the Company issued 110,000 of restricted common shares. TBX Resources assigned a $50,000 value for the shares and increased property and equipment for that amount. The Company terminated its agreement with Getty on October 20, 2000 and entered into a joint venture agreement directly with PAX. The agreement ran from December 12, 2000 until December 31, 2001. As part of the agreement, TBX issued 55,000 share of common stock in January 2001 and another 55,000 shares in July 2001. The shares are in lieu of payment of administrative overhead fees. The Company expects to renew the agreement with PAX under similar terms and conditions by the end of the first quarter of 2002.

   c. The Company is obligated for $19,726 under a new lease agreement for rent of its current office space that terminates on August 31, 2002. Rent expense for the year ended November 30, 2000 is $27,950.

   d. Gulftex Operating is the bonded operator for TBX Resources and has responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company's cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings.

8. AFFILIATED OIL AND GAS PARTNERSHIPS:

   The Company sponsored the formation of the Bethany Field Joint Venture for the purpose of conducting oil and gas development and production activities on approximately 229 acres in Panola County, Texas. During the previous year, the Company purchased the partnership interests. The Company's common stock was used to purchase the interests that were valued at $1.00 per share for each dollar invested in the partnership. The transaction totaled $309,417 that the Company recorded as an addition to property and equipment. Prior year costs in excess of Bethany Field revenue were recorded as an increase in the Company's basis in the partnership. The Company's interest in the partnership was increased by $143,034 and was recorded as an addition to property and equipment. Also, the Company issued common shares to former partners in earlier joint ventures to correct number of shares previously issued. The Company issued 229,375 common shares that were recorded at par value since the oil and gas properties to which they relate were previously recorded at their fair value. The Company increased property and equipment by $2,294.

9. IMPAIRMENT OF OIL AND GAS PROPERTIES:

   An impairment loss of $135,000 has been recognized for two properties located in East Texas and included as a component of operating expenses. The impairment loss was determined by comparing the future undiscounted net cash flows, as shown in the most recent engineering report, to the Company's net book value pursuant to FASB Statement No. 121.

10. STOCKHOLDERS' EQUITY:

    a. The Company amended its Articles of Incorporation on July 11, 2001 to grant the Company the authority to issue 10,000,000 of the par value of $0.01 (one cent) each all of which shares shall be known as preferred stock. The shares of preferred stock have no preemptive or other subscription rights, have no conversion rights and are not subject to redemption. No personal liability should attach to the ownership of TBX preferred stock. In the event of a liquidation of TBX Resources, the preferred shareholders, if any, would be entitled to their proportionate part of the assets of TBX Resources, but only after the satisfaction of all secured and unsecured creditors. No shares of preferred stock are outstanding at November 30, 2001.

    b. On October 1, 2001 the Company renewed its Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold on reliance of an exemption from registration requirements of the United States Federal and state securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company 500,000 restricted shares of common stock (renewable for additional amounts)at a per share price which shall be 38% of the average closing prices of the Company's shares of common stock as quoted on the OTC Bulletin Board or other public trading market. The Company has the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs to September 30, 2002.

    c. Options to purchase shares of common stock are not included in the computation of diluted earnings per share because the effect would be antidilutive.

11. INCOME TAXES:

    Due to continued losses sustained by the Company, net deferred tax assets totaling $235,743 were written-off in the previous fiscal year. The components of federal income taxes for the current and previous fiscal year are as follows:


                                                    2001                2000
                                                ------------       ------------
Current tax benefit                             $    473,900       $    666,416
Valuation allowance                                 (473,900)          (666,416)
                                                ------------       ------------
    Net income tax benefit                      $        -0-       $        -0-
                                                ============       ============

    At November 30, 2001, the Company has Federal tax loss carry forwards of approximately $5,250,000 available to offset future taxable income. The Federal tax loss carry forwards expire in varying amounts from 2010 to 2020.

12. SUBSEQUENT EVENT:

    In December 2001, the Company completed a development well on the Vici prospect just west of Vici, Oklahoma in the Anadarko Basin. Initial production was such that the Company is planning to drill up to nine additional development wells with its joint venture partners. The Company currently has from 20% to 37.5% working interest in this prospect.

13.  SUPPLEMENTARY OIL AND GAS INFORMATION -UNAUDITED:


                                                                          November 30,
                                                                     2001                2000
                                                                 ------------       ------------
Capitalized Costs Relating to Oil and Gas
Producing Activities:
Property (acreage costs)- Proved                                 $    939,751       $    840,008
Producing assets                                                    2,367,227          2,067,126
                                                                 ------------       ------------
                                                                    3,306,978          2,907,134
Less: accumulated depreciation, depletion and amortization            254,848             68,584
                                                                 ------------       ------------
Net Capitalized Costs                                            $  3,052,130       $  2,838,550
                                                                 ============       ============
Costs Incurred in Property Acquisition,
Exploration and Development Activities:
Property acquisition costs                                       $     99,743       $     98,951
Exploration costs                                                     281,172                 --
Development costs                                                          --            500,036
                                                                 ------------       ------------
Total                                                            $    380,915       $    598,987
                                                                 ============       ============
Results of Operations for Producing Activities:
Oil and gas sales                                                $    170,709       $     52,070
Gain on sale of properties
                                                                       50,689                 --
Production costs
                                                                     (150,500)          (182,094)
Loss on sale and abandonment of properties                                 --            (52,791)
Depreciation, depletion and amortization                              (53,034)           (31,056)
Impairment of oil and gas properties due to changing prices          (135,000)                --
                                                                 ------------       ------------
                                                                     (117,136)          (213,871)
Income tax benefit                                                         --                 --
                                                                 ------------       ------------
Results of Operations Excluding General and Administrative,
Geological and Engineering, and Joint Venture Activities         $   (117,136)      $ ( 213,871)
                                                                 ============       ============

OIL AND GAS RESERVE QUANTITIES

An independent petroleum engineer determined estimated reserves and related valuations for the East Texas properties. Estimates of proved reserves are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development and other factors. Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are expected to be recovered through existing wells, equipment and operating methods. Sufficient production information is not available to prepare an adequate reserve report for five newly drilled and successful Oklahoma wells. The Company has varying interests in the wells and the reserve quantities would not materially affect the Company's total estimated reserves and valuations at this time.

Following is a summary of the changes in estimated proved developed and undeveloped oil and gas reserves of the Company, which are located in East Texas, for the years ended November 30, 2001 and 2000:


                                                Oil                 Gas
                                               (BBL)               (MCF)
                                           ------------       ------------
Proved reserves December 1, 1999              1,253,433          4,955,833
Revisions to previous estimates                (398,318)        (3,499,918)
Production                                       (4,089)                --
Sales, transfers and retirements                (25,164)                --
                                           ------------       ------------
    Proved reserves November 30, 2000           825,862          1,455,915
Revisions to previous estimates                 (66,624)           (37,911)
Production                                       (4,381)                --
sales, transfers and retirements                (21,000)                --
                                           ------------       ------------
    Proved reserves November 30, 2001           733,857          1,418,004
                                           ============       ============

Proved developed reserves:
    November 30, 1999                           503,532                 --
    November 30, 2000                           311,735                 --
    November 30, 2001                           254,857                 --

STANDARDIZED MEASURE OF DISCOUNTED CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.

Future cash inflows and future production and development costs are determined by applying year-end prices for 2001 of $20.00/bbl and $2.50/MCF and for 2000, $30.00/bbl and $6.25/MCF and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor. The assumptions used to compute the standardized measure are those prescribed by the Financial

Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process. Presented below is the standardized measure of discounted future net cash flows relating to proved oil reserves as of November 30, 2001 and 2000.


                                                        2001               2000
                                                    ------------       ------------
Future cash inflows                                 $ 18,222,160       $ 33,877,620
Future production costs                               (8,366,225)       (10,895,240)
Future development costs                              (3,835,412)        (3,849,872)
Future income tax expense                             (2,046,298)        (6,505,053)
                                                    ------------       ------------
    Future net cash flows                              3,972,225         12,627,455
10% annual discount for estimated
    timing of cash flows                              (1,913,421)        (6,517,030)
                                                    ------------       ------------
Standardized measure of discounted future
    net cash flows relating to proved reserves      $  2,058,804       $  6,110,426
                                                    ============       ============

The following reconciles the change in the standardized measure of discounted future net cash flow:

December 1, 1999                                                         $ 7,448,164
Increase (decrease) due to:

Sales of oil and gas produced, net of production costs                       164,497
Net changes in prices and production costs                                 6,026,291
Net change in future development costs                                       534,333
Revisions to previous quantity estimates                                  (9,063,292)
Net change from sales, transfers and disposals of minerals in place          (64,569)

Accretion of discount                                                       (133,774)
Net change in income taxes                                                   967,357
Other                                                                        231,419
                                                                         -----------
    November 30, 2000                                                      6,110,425

Sales of oil and gas produced, net of production costs                       (20,209)
Net changes in prices and production costs                                 5,007,659

Net change in future development costs                                         6,965
Revisions to previous quantity estimates                                    (962,783)

Net change from sales, transfers and disposals of minerals in place          (10,116)

Accretion of discount                                                       (191,342)
Net change in income taxes                                                 2,217,559

Other                                                                        (84,036)
                                                                         -----------
    November 30, 2001                                                    $ 2,058,804
                                                                         ===========

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


                                 NAME                     AGE                    POSITION

                            Tim Burroughs                  42          President and Director

                            Joe A. Ayres                   72          Chairman of the Board of Directors

                           John O. Clayton                 71          Director

                           Sherri Cecotti                  37          Secretary/Treasurer

         TIM BURROUGHS is the President, and founder of TBX Resources, Inc. Mr. Burroughs has been our President and Chairman of the Board of Directors since our company's inception in 1995. Prior to founding our company, Mr. Burroughs worked for several Dallas/Ft. Worth area based energy companies. Mr. Burroughs also studied business administration at Texas Christian University in Ft. Worth, Texas.

         In addition to serving as the President of our Company, Mr. Burroughs is also the President of Petroleum Holdings, Inc., Marketing Research Group, Inc. and Sweetwater Land & Oil Co. These companies were all organized by Mr. Burroughs in 1997 to participate in various opportunities in the oil and gas industry. However, since the organization of these companies, Mr. Burroughs has decided to not aggressively pursue through these companies the business he originally intended and has instead spent the majority of his professional time devoted to our business. In the future, Mr. Burroughs expects to spend little or no time on the business of these other companies. Mr. Burroughs is also the sole shareholder of Gulftex Operating, Inc. an oil and gas operating company which performs services on behalf of TBX and from which Mr. Burroughs benefits financially. See "Certain Relationships and Related Transactions."

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

         JOHN O. CLAYTON, who was elected to be a Director of our company in August, 2000, has served as president and director or Economy Supply Company, Economy Supply Company of Austin, Economy Supply Company of Irving, Economy Supply Company of Dallas, Economy Supply Company of San Antonio and Economy Supply Company of Waco for the period from 1965 to 1991. All of these companies are generally involved in the construction and plumbing supply business. Since 1991, Mr. Clayton has served as the secretary, treasurer and director of all of the above named companies. Mr. Clayton received BSC and MBA degrees from Texas Christian University

         SHERRI CECOTTI is the Secretary-Treasurer and recently joined our company in February 2002. Prior to joining our company Ms. Cecotti was employed by the Expo Design Center/Home Depot, from 1999 to 2001 as an assistant store manager in their central installation office. From 1992-1998 Ms. Cecotti was operations manager for Marshall Fields in Dallas, Texas.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to, earned by, or paid to the executive officers named:


            NAME AND POSITION           YEAR        ANNUAL SALARY            BONUS

            Tim Burroughs               2000      $   150,000.00         $ 126,000(1)
            President                   2001      $   150,000.00         $  55,200


            Christine Coley             2000      $    42,000.00(2)
            Secretary/Treasurer         2001      $    60,000.00


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

         (2) Ms. Coley was issued 50,000 shares during the second fiscal quarter of 2000 in line of cash compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

         The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of August 31, 2000:


                         TITLE OF CLASS           NAME AND ADDRESS OF       AMOUNT OWNED    PERCENT OF CLASS
                                                         OWNER
                       Common Stock          Tim Burroughs(1)                  1,200,000          .0532%
                                             12300 Ford Road
                                             Suite 194
                                             Dallas, Texas 75234

                       Common Stock          John O. Clayton(2)
                                             12300 Ford Road
                                             Suite 194
                                             Dallas, Texas 75234                 109,000          .0048%

                       Common Stock          Joe A. Ayres(3)
                                             12300 Ford Road
                                             Suite 194
                                             Dallas, Texas 75234                  74,998          .0033%

                       Common Stock          Burroughs Family Trust(4)
                                             12300 Ford Road
                                             Suite 194
                                             Dallas, Texas 75234               5,000,000          22.18%

                       Common Stock          Christine Coley
                                             12300 Ford Road
                                             Suite 194
                                             Dallas, Texas 75234                 100,000         0.0044%

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

(3) Joe A. Ayres currently owns 64,998 shares of our common stock and is also currently entitled to purchase 10,000 additional shares pursuant to an agreement with our company, which results in Mr. Ayres owning or being currently entitled to purchase a total of 74,998 shares of our common stock. Mr. Ayres' options to purchase are exercisable for the period commencing August 4, 2000, and terminating August 4, 2005, and provide that these additional shares may be acquired on the basis of $2.50 per share of common stock, if exercised

(4) The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Tim Burroughs, our President.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


                                      NUMBER             EXHIBIT

                                       3.1       Amended Articles
                                      10.1       Leases and lease assignments
                                                 for Oklahoma wells and acreage.
                                      10.2       Stock Purchase Agreement


(b) We filed the following reports on Form 8-K during the fiscal year ending November 30, 2001:

1. Report 8K filed on July 20, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 of 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2002

(Registrant)                               TBX Resources, Inc.

By (Signature and Title):                  /s/ Tim Burroughs
                                           -------------------------------------
                                           Tim Burroughs, President and Director

                                           /s/ Joe Ayres
                                           -------------------------------------
                                           Joe Ayres, Director

                                           /s/ John O. Clayton
                                           -------------------------------------
                                           John O. Clayton, Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
  3.1       Amended Articles
 10.1       Leases and lease assignments for Oklahoma wells and acreage.
 10.2       Stock Purchase Agreement