Form 10QSB
period 2002-02-28
TBX RESOURCES INC
filed 2002-04-17
CIK 1108645

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDING February 28, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to _________ .

Commission File Number 0-30746

                               TBX RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)

             Texas                                           75-2592165
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

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

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               TBX RESOURCES, INC.
                                  BALANCE SHEET
                                FEBRUARY 28, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
    Cash and equivalents                                                 $    105,873
    Trade accounts receivable                                                   6,140
    Other receivables - net                                                    55,036
    Prepaid consulting fees                                                    98,750
    Oil and gas lease option                                                  150,000
                                                                         ------------
        Total current assets                                                  415,799
                                                                         ------------
EQUIPMENT AND PROPERTY
    Office furniture, fixtures and equipment                                  117,086
    Oil and gas properties, using successful efforts accounting
         Proved properties and related equipment                            3,468,735
                                                                         ------------
                                                                            3,585,821
    Less accumulated depreciation, depletion and amortization                 355,348
                                                                         ------------
             Total equipment and property                                   3,230,473
                                                                         ------------
INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC.                                200,000
                                                                         ------------
OTHER ASSETS                                                                   27,755
                                                                         ------------
          TOTAL ASSETS                                                   $  3,874,027
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade accounts payable                                               $     66,470
    Loan from affiliate                                                       120,000
    Taxes payable                                                              18,600
    Accrued compensation                                                       60,000
                                                                         ------------
        Total current liabilities                                             265,070
                                                                         ------------
COMMITMENTS AND CONTINGENCIES                                                      --

STOCKHOLDERS' EQUITY
    Preferred stock- $.01 par value; authorized 10,000,000 shares;
    no shares outstanding                                                          --
   Common stock- $.01 par value; authorized 100,000,000 shares;
    21,172,018 shares outstanding at February 28, 2002                        211,720
    Additional paid-in capital                                              7,941,758
    Accumulated deficit                                                    (4,544,521)
                                                                         ------------
      Total stockholders' equity                                            3,608,957
                                                                         ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  3,874,027
                                                                         ============

The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     For The Three Months Ended
                                                                   -------------------------------
                                                                   Feb. 28, 2002     Feb. 28, 2001
                                                                   -------------     -------------
REVENUES:
    Oil and gas sales                                              $     21,609      $     14,310
    Gain on sale of interest in producing properties                    128,824                --
                                                                   ------------      ------------
        Total revenues                                                  150,433            14,310
                                                                   ------------      ------------
EXPENSES:
    Lease operating and taxes                                            31,513            58,928
    General and administrative                                          223,048           194,361
    Depreciation, depletion and amortization                             36,383            11,184
                                                                   ------------      ------------
        Total expenses                                                  290,944           264,473
                                                                   ------------      ------------
OPERATING LOSS                                                         (140,511)         (250,163)
OTHER INCOME (EXPENSE):
    Interest and other                                                      257             2,684
                                                                   ------------      ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                 (140,254)         (247,479)
    Provision for income taxes                                               --                --
                                                                   ------------      ------------
NET LOSS                                                           $   (140,254)     $   (247,479)
                                                                   ============      ============
NET  LOSS PER COMMON SHARE, BASIC AND DILUTED                      $      (0.01)     $      (0.01)
                                                                   ============      ============
Weighted average common shares used in per share calculations:
    Basic and Diluted                                                20,368,197        16,551,084
                                                                   ============      ============

The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For The Three Months Ended
                                                                  -----------------------------
                                                                  Feb. 28, 2002   Feb. 28, 2001
                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $ (140,254)     $ (247,479)
    Adjustments to reconcile net loss to net cash
    flow from operating activities:
        Gain on the sale of oil and gas interests                    (128,824)             --
        Depreciation, depletion and amortization                       36,383          11,184
        Common stock  issued for consulting services                   80,000          52,750
         Changes in operating assets and liabilities:
               Decrease (increase) in:
                  Trade receivables                                     5,544           9,563
                  Affiliate receivables                                (7,069)         70,531
                  Other receivables                                   (48,025)             --
                  Other current assets                                 70,750              --
               Increase (decrease) in:
                  Accounts payable                                    (49,586)         11,575
                  Loan from affiliate                                 120,000              --
                  Taxes payable                                        (3,170)             --
                  Accrued expenses                                         --         (14,631)
                                                                   ----------      ----------
Net cash provided by (used) for operating activities                  (64,251)       (106,507)
                                                                   ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash provided by sale of oil and gas interests                     92,530              --
    Cash used in the acquisition and development of properties       (149,463)        (49,090)
                                                                   ----------      ----------
                                                                      (56,933)        (49,090)
                                                                   ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash provided by the issuance of common stock                     115,606          79,801
                                                                   ----------      ----------
                                                                      115,606          79,801
                                                                   ----------      ----------
NET INCREASE (DECREASE) IN CASH                                       (75,796)         (5,578)
                                                                   ----------      ----------
Cash at beginning of period                                           111,451         324,916
                                                                   ----------      ----------
Cash at end of period                                              $  105,873      $  249,120
                                                                   ==========      ==========


The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                   COMMON STOCK              ADDITIONAL          ACCUM-           TOTAL
                                          -----------------------------       PAID-IN            ULATED        STOCKHOLDERS'
                                             SHARES          PAR VALUE        CAPITAL           DEFICIT           EQUITY
                                          ------------     ------------     ------------     -------------     -------------
BALANCE NOVEMBER 30, 2001                   19,874,389     $    198,744     $  7,736,945     $ (4,404,267)     $  3,531,422
Issuance of common stock for cash              496,373            4,964          110,642               --           115,606
Issuance of common stock for services          801,256            8,012           94,171               --           102,183
Net loss for period                                 --               --               --         (140,254)         (140,254)
                                          ------------     ------------     ------------     ------------      ------------
BALANCE FEBRUARY 28, 2002                   21,172,018     $    211,720     $  7,941,758     $ (4,544,521)     $  3,608,957
                                          ============     ============     ============     ============      ============


The accompanying notes are an integral part of these financial statements.

                               TBX RESOURCES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


1. BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company's principal business activity is acquiring and developing oil and gas properties. The Company owns 53 wells and operates another 7 wells located in East Texas. Of the 53 wells located in East Texas, 8 wells have been designated as injection wells and 3 wells have been designated as water supply wells. In addition, 8 wells are currently producing oil. The remaining 34 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Also, the Company has an interest in 7 producing wells in Oklahoma and one additional well that is currently being completed in Oklahoma. In addition, TBX Resources has an acreage position in prime increased density development leases in the Anadarko Basin in Oklahoma. The Company's philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored joint venture development partnerships for the purpose of developing oil and gas properties for profit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions to Form 10-QSB of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company's quarterly financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2001 (including the notes thereto) set forth in Form 10-KSB.

In the opinion of Management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of February 28, 2002, results of operations, cash flows and stockholders' equity for the three months ended February 28, 2002 and 2001 have been made. Operating results for the three months ended February 28, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

NET LOSS PER COMMON SHARE- Stock options are excluded from the calculation of net loss per common share because they are antidilutive.

RECENT ACCOUNTING PRONOUNCEMENT - On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Accordingly, TBX

Resources will adopt this standard on December 1, 2002. TBX Resources has not completed the process of determining the impact of adopting the standard.

3. SIGNIFICANT TRANSACTIONS:

   a. During the three months ended February 28, 2002, the Company used the services of consultants who received 325,000 share of common stock. The Company recorded the transactions as a $48,750 charge to expense with an offsetting credit to capital.

   b. In December 2000, the Company entered into a joint venture agreement with PAX Energy. The agreement ran from December 12, 2000 until December 31, 2001. As part of the agreement, TBX issued 55,000 share of common stock in January 2001 and another 55,000 shares in July 2001. The shares are in lieu of payment of administrative overhead fees. The Company expects to renew the agreement with PAX under similar terms and conditions by the end of the second quarter of 2002.

   c. The Company completed two development wells in the current quarter. One well is on the Vici prospect just west of Vici, Oklahoma in the Anadarko Basin. The other well is on the Union City prospect just east of Oklahoma City, Oklahoma. The Company's share of the costs for the current quarter is approximately $135,000. Initial production form the wells are such that the Company is planning to drill additional development wells with its joint venture partners. The Company currently has from 10% to 25.5% working interest in these prospects.

   d. During the current quarter, Company borrowed $120,000 from a company in which Mr. Burroughs is a shareholder. The funds were used to develop the Oklahoma properties. The Company expects to repay the loan by the end of the current fiscal year. Interest is being accrued at 7% per annum beginning March 1, 2002.

   e. The Company executed an Employment Agreement effective December 1, 1999 with Mr. Tim Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company's common stock a year for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which the options are exercised. The options are cumulative which allows Mr. Burroughs to exercise his options through November 30, 2004 for a total of 2,500,000 shares. As of November 30, 2001, Mr. Burroughs has the option to purchase 1,000,000 shares of the Company's common stock. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.

3. SIGNIFICANT TRANSACTIONS (CONTINUED):

   f. On October 1, 2001 the Company renewed its Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold on reliance of an exemption from registration requirements of the United States Federal and state securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company 500,000 restricted shares of common stock (renewable for additional amounts) at a per share price which shall be 38% of the average closing prices of the Company's shares of common stock as quoted on the OTC Bulletin Board or other public trading market. The Company has the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs to September 30, 2002.

     On March 7, 2002 the Company executed a professional services agreement with Mr. S. Warren, President of both Warren Drilling, Inc. and Drill Pipe Industries, Inc. Under the terms of the agreement, which is to run for five years, the Company is to receive assistance in developing new business opportunities and strategies, expanding existing operations, and facilitating any other normal business transactions requested by the Company. The Company is compensating Mr. Warren by issuing him 4,271,089 shares of Rule 144 restricted common stock valued for the purpose of this transaction at $500,000 that is to be amortized over the next five years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DESCRIPTION OF PROPERTIES

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

     PROPERTIES. The following is a breakdown of our properties:

            NAME OF FIELD                GROSS PRODUCING WELL COUNT   NET PRODUCING WELL COUNT
------------------------------------     --------------------------   ------------------------
East Texas Field                                     0                            0
Mitchell Creek & Talco Field (1)                     4                            2
Manziel & Quitman Field                              3                            3
Bethany Field                                        4                            3

----------
    (1) Although these wells are classified as producing wells, since they have only recently been brought back to on-line status and are currently undergoing testing, we do not have sufficient information to record the current production from these wells.

    The following information pertains to our properties as of November 30, 2001:

                                                              PROVED          PROVED                          PERCENTAGE OF
                              PROVED          PROVED        DEVELOPED       DEVELOPED        CURRENT        RESERVES IN FIELD
                            RESERVES:       RESERVES:       RESERVES:       RESERVES:      PRODUCTION:      TO TOTAL RESERVES
    NAME OF                    OIL             GAS             OIL             GAS             OIL             HELD BY THE
     FIELD                    (bbls)          (mcf)           (bbls)          (mcf)         (bbls)(1)            COMPANY
----------------            ---------       ---------       ---------       ---------      -----------      -----------------
East Texas Field               7,557                0           7,557            0                0            oil     5.0
                                                                                                               gas       0
Mitchell Creek                                                                                                 oil    40.1
& Talco Field                101,173                0         101,173            0            1,029            gas       0
Manziel &                                                                                                      oil    54.9
Quitman Field                125,800                0         125,800            0            3,315            gas       0
Bethany Field                                                                                                  oil       0
                             499,327        1,455,915         499,327            0               37            gas     100

----------
(1) The current production figure specified above is for the production for the month of November, 2001.

PRODUCTIVE WELLS AND ACREAGE

                                     NET                                        TOTAL GROSS       NET
                   TOTAL GROSS   PRODUCTIVE    TOTAL GROSS    NET PRODUCTIVE     DEVELOPED     DEVELOPED
GEOGRAPHIC AREA     OIL WELLS    OIL WELLS      GAS WELLS       GAS WELLS          ACRES         ACRES
---------------    -----------   ----------    -----------    --------------    -----------    ---------
East Texas Region      53             8             1                1            3,507.2       3,502.34

----------
(1) We have drilled a gas well that appears to be capable of production after all completion efforts have been finished. However, as of February 28, 2002, no material production of gas from this well had been obtained.

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

Notes:

1. Total Gross Oil Wells were calculated by subtracting 8 wells designated as Injection Wells, 3 wells designated as water supply wells and 15 wells either sold or plugged and abandoned from the 69 wells owned and/or operated by TBX Resources, Inc

2. Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 43 Gross Oil Wells and adding the resulting products.

3. Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds an Interest.

4. Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.

5. All acreage in which we hold a working interest as of November 30, 1999 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be classified as developed.

                 GEOGRAPHIC AREA        GROSS ACRES       NET ACRES
                -----------------       -----------       ---------
                East Texas Region         3,507.2          3,502.34

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

ANADARKO BASIN- WESTERN OKLAHOMA

      We recently added seven additional wells and two acreages located in the Anadarko Basin which is situated in western Oklahoma:

1.We purchased for $5,000 a .01038550 working interest in the Safari 1-33 well located on 620 acres in Section 33-19N-21W Ellis County.

2.Our properties generally, include leasehold rights in six oil and gas fields located in Gregg, Hopkins, Franklin, Panola and Wood Counties, Texas, which are located in East Texas. These six fields are referred to as the East Texas, Mitchell, Talco, Manziel, Quitman and Bethany Fields. As of August, 2001, we owned or operated an interest in 69 wells, 6 of which were producing, 52 of which were shut-in, 8 of which were designated as injection wells and 3 were designated as water supply wells. We also have recently acquired an interest in properties in Oklahoma, the development of which is in a very early stage.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

The Company incurred an operating loss of $140,511 for the three months ended February 28, 2002 as compared to an operating loss of $250,163 for the three months ended February 28, 2001. The decrease in the operating loss of $109,652, 43.8%, is discussed below.

REVENUE - Total revenue increased $136,123 from $14,310 for the three months ended February 28, 2001 to $150,433 for the three months ended February 28, 2002.

During the three months ended February 28, 2002, the Company generated approximately $21,609 in revenue from oil and gas sales as compared to $14,310 for the three months ended February 28, 2001. The $7,299 increase was primarily due to sales from the Company's recently developed Oklahoma properties.

During the three months ended February 28, 2002, the Company generated approximately $128,824 in profits from the sale of a partial interest in two of its Oklahoma oil and gas properties. There were no sales of Company oil and gas interests during the same period last year.

EXPENSES - Total expenses increased $27,415, 10.0% from $264,473 for the three months ended February 28, 2001 to $290,944 for the three months ended February 28, 2002.

Lease operating and taxes decreased $27,415 from $58,928, 46.5%, for the three months ended February 28, 2001 to $31,513 for the three months ended February 28, 2002. The decrease is primarily the result of a decrease in lease operating and workover expenses for the East Texas properties offset by an increase in operating expenses for the recently developed Oklahoma properties.

General and administrative expenses increased approximately $28,687, 14.8%, from $194,361 for the three months ended February 28, 2001 to $223,048 for the three months ended February 28, 2002. The increase is primarily attributable to an increase in professional and consulting fess of $47,234, offset by a decrease in contract labor of $7,456, payroll expense of $8,770, equipment rental of $2,376 and other expenses for $55.

Depreciation, depletion and amortization increased $25,199 from $11,184 for the three months ended February 28, 2001 to $36,383 for the three months ended February 28, 2002. The increase is due to the addition of the Oklahoma properties. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

OTHER INCOME - Other income decreased from $2,684 for the three months ended February 28, 2001 to $257 for the three months ended February 28, 2002. The $2,427 decrease is attributable a reduction in the Company's money market cash account.

PROVISION FOR INCOME TAXES - The Company has not provided for tax benefits associated with its losses for the three months ended February 28, 2002 and February 28, 2001.

NET LOSS - The Company's net loss decreased approximately $107,225, 43.3%, from $247,479 for the three months ended February 28, 2001 to $140,254 for the three months ended February 28, 2002. The decrease in the loss is attributable to an increase in revenue totaling $136,123 and a reduction in lease operating expenses of $27,415 offset by increases in general and administrative expenses and depreciation, depletion and amortization plus a reduction in interest income of $2,684 for the current three-month period.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2002, the Company had total assets of $3,874,027 of which net oil and gas properties amounted to $3,178,688 or 82.1% of the total assets. The Company's accumulated losses through February 28, 2002 totaled $4,544,521. At February 28, 2002, the Company had $105,873 in cash and money market accounts and $150,729 in working capital. The ratio of current assets to current liabilities is 1:6; the Company has no long-term debt. As of February 28, 2002, the Company's stockholders' equity was a positive $3,608,957.

The Company has funded its operations primarily through cash generated from the sale of its common stock and a loan from a company owned by Mr. Tim Burroughs, President of TBX Resources. Cash used for operating activities totaled $64,251 for the three months ended February 28, 2002 while the cash used for operating activities for the three months ended February 28, 2001 totaled $106,507. The Company made capital investments of $149,463 during the three months ended February 28, 2002. Capital investments for the three months ended February 28, 2001 were $49,090. Cash provided by the sale of oil and gas interests totaled $92,530 during the three months ended February 28, 2002. There were no sales of interests for the same period last fiscal year. Cash provided by the issuance of common stock totaled $115,606 during the three months ended February 28, 2002 as compared to $79,801 for the three months ended February 28, 2001.

In December 2001, TBX Resources completed its 6th successful development well by staying the course with the business plan for development of approximately 80 wells in the next three to five years in the Anadarko Basin in Oklahoma. Based on the initial production figures from the most recently completed well which is the Vici prospect near Vici, Oklahoma. The independent geologist considers the well to be a significant discovery. The Company estimates that this one well will generate gross income of approximately $30,000 per month. TBX Resources anticipates drilling nine additional wells on this property to substantially increase the Company's income base. In addition, the Company is completing and testing its 7th successful development well on the Union City prospect located just east of Oklahoma City, Oklahoma on the eastern edge of the Anadarko Basin. The Company anticipates drilling two additional wells on this property that has the potential of producing from multiple zones.

On March 15, 2002 the Company executed a professional services agreement with Mr. S. Warren, President of both Warren Drilling, Inc. and Drill Pipe Industries, Inc. Under the terms of the agreement, which is to run for five years, the Company is to receive assistance in developing new business opportunities and strategies, expanding existing operations, and facilitating any other normal business transactions requested by the Company. The Company is compensating Mr. Warren by issuing him 4,271,089 shares of the Company's common stock valued for the purpose of this transaction at $500,000. The Company is pleased to have Mr. Warren with his expertise in oil and gas drilling, development and operations as a consultant and stockholder of the Company.

The Company's principal source of funds in the near future will be from the continued sale of its common stock and to a lesser extent from oil and gas sales. On October 1, 2001 the Company renewed its Regulation S Stock Purchase agreement that was with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold on reliance of an exemption from registration requirements of the United States federal and state securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company 500,000 restricted shares of common stock (renewable for additional amounts) at a per share price which shall be 38% of the moving ten day average closing prices of the Company's shares of common stock as quoted on the OTC Bulletin Board or other public trading market. The Company has the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs from October 1, 2001 to September 30, 2002. The Company expects that the principal use of funds in the foreseeable future will be for operations and developing existing oil and gas properties and/or the acquisition of new properties.

CAUTIONARY STATEMENT

Statements in this report which are not purely historical facts, including statements regarding the Company's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended.

All forward-looking statements in this report are based upon information available to the Company on the date of the report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, weather as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None.

Item 2. CHANGES IN SECURITIES

     During the three months ended February 28, 2002, the Company used the services of consultants who received 325,000 share of common stock. The Company recorded the transactions as a $48,750 charge to expense with an offsetting credit to capital.

     On March 7, 2002 the Company executed a professional services agreement with Mr. S. Warren, President of both Warren Drilling, Inc. and Drill Pipe Industries, Inc. Under the terms of the agreement, which is to run for five years, the Company is to receive assistance in developing new business opportunities and strategies, expanding existing operations, and facilitating any other normal business transactions requested by the Company. The Company is compensating Mr. Warren by issuing him 4,271,089 shares of Rule 144 restricted common stock valued for the purpose of this transaction at $500,000 that is to be amortized over the next five years.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

Item 5. OTHER INFORMATION

     None.

EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE:      April 17, 2002

SIGNATURE: /s/ Tim Burroughs
           ---------------------------------
           TIM BURROUGHS,
           PRESIDENT CHIEF FINANCIAL OFFICER