Form 10QSB
period 2002-05-31
TBX RESOURCES INC
filed 2002-07-15
CIK 1108645

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING May 31, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                              to

Commission File Number 0-30746

TBX RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2592165 (I.R.S. Employer Identification No.)

12300 Ford Road
Suite 194
Dallas, TX 75234
(Address of principal executive offices)

Issuer's telephone number (972) 243-2610

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,163,173.

        Transitional Small Business Disclosure Format (check one) Yes ☐    No ☒

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TBX RESOURCES, INC.
BALANCE SHEET
May 31, 2002
(Unaudited)

ASSETS
Current Assets
Cash	$41,428
Trade accounts receivable	30,616
Accounts receivable other	48,716
Other current assets	94,000
Total current assets	214,760
Equipment and Property
Office furniture, fixtures and equipment	117,086
Oil and gas properties, using successful efforts accounting	3,342,486
Proved properties and related equipment	3,459,572
Less accumulated depreciation, depletion and amortization	357,146
Total equipment and property	3,102,426
Investment in Southern Oil & Gas Company, Inc.	200,000
Other Assets	552,755
Total Assets	$4,069,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$60,724
Loans from affiliates	170,000
Taxes payable	15,739
Accrued payroll and other	60,000
Total current liabilities	306,463
Commitments and Contingencies	0
Stockholders' Equity
Preferred stock—$.01 par value; authorized 10,000,000 shares; no shares outstanding	0
Common stock—$.01 par value; authorized 100,000,000 shares; 25,163,173 shares outstanding at May 31, 2002	251,632
Additional paid-in capital	8,368,391
Accumulated deficit	(4,856,545)
Total stockholders' equity	3,763,478
Total Liabilities and Stockholders' Equity	$4,069,941

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended May 31, 2002	May 31, 2001	For The Six Months Ended May 31, 2002	May 31, 2001
Revenues:
Oil and gas sales	$46,003	$80,122	$74,792	$94,431
Gain on sale of oil & gas properties	0	0	46,071	5,888
Total revenues	46,003	80,122	120,863	100,319
Expenses:
Lease operating and taxes	30,034	61,093	61,721	120,021
General and administrative	229,852	177,546	446,965	371,605
Loss on sale of oil & gas properties	82,631	0	0	0
Depreciation, depletion and amortization	28,607	9,735	64,990	15,548
Total expenses	371,124	248,374	573,676	507,174
Operating Loss	(325,121)	(168,252)	(452,813)	(406,855)
Other Income (Expense):
Interest and other	277	6,055	535	2,684
Net Loss Before Provision for Income Taxes	(324,844)	(162,197)	(452,278)	(404,171)
Provision for income taxes	0	0	0	0
Net Loss	$(324,844)	$(162,197)	$(452,278)	$(404,171)
Net Loss Per Common Share, Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares used in calculations:
Basic and diluted	23,799,154	16,617,737	23,799,154	16,617,737

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended May 31, 2002	May 31, 2001
Cash Flows From Operating Activities:
Net loss	$(452,278)	$(404,171)
Adjustments to reconcile net loss to net cash flow from operating activities:
Gain on the sale of oil and gas interests	(46,071)	0
Depreciation, depletion and amortization	64,990	15,548
Common stock issued for claims and services	123,000	108,328
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(18,931)	(7,242)
Affiliate receivables	0	70,531
Other receivables	(48,716)	(44,250)
Other current assets	75,442	33,744
Increase (decrease) in:
Accounts payable	(55,332)	1,229
Affiliate payable	170,000	0
Taxes payable	(6,031)	3,163
Accrued payroll and other	0	(9,630)
Net cash provided by (used) for operating activities	(193,927)	(232,750)
Cash Flows From Investing Activities:
Cash used in the development of oil and gas properties	(302,564)	(82,081)
Cash provided by the sale of oil and gas properties	255,530	10,000
	(47,034)	(72,081)
Cash Flows From Financing Activities:
Cash provided (used) by change in other assets	0	(25,070)
Cash provided by the issuance of common stock	170,938	142,092
	170,938	117,022
Net Increase (Decrease) In Cash	(70,023)	(187,809)
Cash at beginning of period	111,451	324,916
Cash at end of period	$41,428	$137,107
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of consulting services acquired	$(500,000)	$0
Issuance of common stock for services	500,000	0
	$0	$0

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MAY 31, 2002

1.    BUSINESS ACTIVITIES:

        TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company's principal business activity is acquiring and developing oil and gas properties. The Company owns 53 wells and operates another 7 wells located in East Texas. Of the 53 wells located in East Texas, 8 wells have been designated as injection wells and 3 wells have been designated as water supply wells. In addition, 8 wells are currently producing oil. The remaining 34 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Also, the Company has an interest in 5 producing wells in Oklahoma and one additional well that is currently being drilled in Oklahoma. In addition, TBX Resources has an interest in 76,800 acres that is 120 sections of prime increased density development leases in the Anadarko Basin in Oklahoma. The Company's philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored joint venture development partnerships for the purpose of developing oil and gas properties for profit.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Basis of Presentation—The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions to Form 10-QSB of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company's quarterly financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2001 (including the notes thereto) set forth in Form 10-KSB.

        In the opinion of Management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of May 31, 2002, results of operations, cash flows and stockholders' equity for the six months ended May 31, 2002 and 2001 have been made. Operating results for the six months ended May 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

        Net Loss Per Common Share—Stock options are excluded from the calculation of net loss per common share because they are antidilutive.

        Recent Accounting Pronouncement—On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Accordingly, TBX Resources will adopt this standard on December 1, 2002. TBX Resources has not completed the process of determining the impact of adopting the standard.

3.    SIGNIFICANT TRANSACTIONS:

  a.
  During the six months ended May 31, 2002, the Company used the services of consultants who received 347,000 share of common stock. The Company recorded the transactions as a $49,300 charge to expense with an offsetting credit to capital.

  b.
  The Company renewed its joint venture agreement with PAX Energy through July 2002. The terms and conditions are similar to previous agreements. The Company issued PAX 250,000 shares of common stock in lieu of payment of administrative overhead fees.

  c.
  The Company completed three development wells in the first half of the year. Two well are on the Vici prospect just west of Vici, Oklahoma in the Anadarko Basin. The other well is on the Union City prospect just east of Oklahoma City, Oklahoma. The Company's share of the costs for the year to date is approximately $300,000. Initial production form the wells are such that the Company is planning to drill additional development wells with its joint venture partners. The Company currently has from 10% to 37.5% working interest in these prospects.

  d.
  The Company sold three of its Oklahoma properties during the first half of this year. The money was used to both fund the drilling of two development wells in Oklahoma and to support current operations. The Company wrote off the costs of the wells and related depreciation, depletion and amortization and reported a net gain of approximately $46,000 on the transactions.

  e.
  During the current quarter, the Company borrowed $50,000 from two of its shareholders. During the previous quarter the Company borrowed $120,000 from a company in which Mr. Burroughs is a shareholder. The funds were used to develop its Oklahoma properties. The Company expects to repay the loans by the end of the current fiscal year.

  f.
  The Company executed an Employment Agreement effective December 1, 1999 with Mr. Tim Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company's common stock a year for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which the options are exercised. The options are cumulative which allows Mr. Burroughs to exercise the options through November 30, 2004 for a total of 2,500,000 shares. As of November 30, 2001, Mr. Burroughs has the option to purchase 1,000,000 shares of the Company's common stock. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.

  g.
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

  h.
  On March 7, 2002 the Company executed a professional services agreement with Mr. S. Warren, President of both Warren Drilling, Inc. and Drill Pipe Industries, Inc. Under the

    terms of the agreement, which is to run for five years, the Company is receiving assistance in developing new business opportunities and strategies, expanding existing operations, and facilitating any other normal business transactions requested by the Company. The Company compensated Mr. Warren by issuing him 4,271,089 shares of the Company's common stock valued for the purpose of this transaction at $500,000. The amount is included in other assets. The Company is amortizing the cost of Mr. Warren's services over the term of the agreement (5 years). The company has amortized $25,000 of the contract's value during the current quarter.

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

        PROPERTIES. The following is a breakdown of our properties:

Name of Field	Gross Producing Well Count	Net Producing Well Count
East Texas Field	0	0
Mitchell Creek & Talco Field(1)	4	2
Manziel & Quitman Field	3	3
Bethany Field	4	3

(1)
Although these wells are classified as producing wells, since they have only recently been brought back to on-line status and are currently undergoing testing, we do not have sufficient information to record the current production from these wells.

        The following information pertains to our properties as of November 30, 2001:

NAME OF FIELD	PROVED RESERVES: OIL (bbls)	PROVED RESERVES: GAS (mcf)	PROVED DEVELOPED RESERVES: OIL (bbls)	PROVED DEVELOPED RESERVES: GAS (mcf)	CURRENT PRODUCTION OIL: (bbls)(1)	PERCENTAGE OF RESERVES IN FIELD TO TOTAL RESERVES HELD BY THE COMPANY
East Texas Field	7,557	0	7,557	0	0	oil	5.0
						gas	0
Mitchell Creek & Talco Field	101,173	0	101,173	0		oil	40.1
					1,029	gas	0
Manziel & Quitman Field	125,800	0	125,800	0	3,315	oil	54.9
						gas	0
Bethany Field	499,327	1,455,915	499,327	0	37	oil	0
						gas	100

(1)
The current production figure specified above is for the production for the month of November, 2001.

PRODUCTIVE WELLS AND ACREAGE

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Net Developed Acres
East Texas Region	53	8	1	1	3,507.2	3,502.34

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

ANADARKO BASIN—WESTERN OKLAHOMA

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

TBX RSOURCES, INC.
RESULTS OF OPERATIONS

        The Company incurred an operating loss of $452,278 for the six months ended May 31, 2002 as compared to an operating loss of $404,171 for the six months ended May 31, 2001. The increase in the operating loss of $48,107, 11.9%, is discussed below

        Revenues—Revenues generated from oil and gas sales and the disposal of oil and gas properties increased $220,003, 220.0%, from $100,319 for the six months ended May 31, 2001 to $330,322 for the six months ended May 31, 2002.

        During the six months ended May 31, 2002, the Company sold its interest in three producing Oklahoma properties for approximately $255,000 in cash. The Company wrote off the costs of the wells and related depreciation, depletion and amortization and reported a net gain of approximately $46,000 on the transactions. During the six months ended May 31, 2001, the Company sold a minor interest in a property for $15,888 in cash. The Company wrote off the cost and reported a net gain of approximately $5,888 on the transactions.

        During the six months ended May 31, 2001, the Company generated approximately $94,431 in revenue from oil and gas sales as compared to $74,792 for the six months ended May 31, 2002. The $19,639, 20.8%, decrease was primarily due to the sale of the Company's interest in three producing properties in Oklahoma. During the past six months, oil sales on the Texas properties were approximately $24,000 that is comparable to the same period last fiscal year. The majority of the Texas wells remain shut-in awaiting re-work or the designation as injection wells.

        Expenses—Total expenses increased $66,502, 13.1%, from $507,174 for the six months ended May 31, 2001 to $573,676 for the six months ended May 31, 2002.

        Lease operating and taxes decreased $58,300, 48.6%, from $120,021 for the six months ended May 31, 2001 to $61,721 for the six months ended May 31, 2002. The decrease is primarily the result of decreased expenses associated with several of the Company's Texas wells and to a lesser extent the gas wells in Oklahoma.

        General and administrative expenses increased approximately $75,360, 20.3%, from $371,605 for the six months ended May 31, 2001 to $446,965 for the six months ended May 31, 2002. The increase is primarily due to higher consulting and professional fees offset somewhat by lower compensation and employee related costs, and general expenses.

        Depreciation, depletion and amortization increased $49,442, 318.0%, from $15,548 for the six months ended May 31, 2001 to $64,990 for the six months ended May 31, 2002. The increase is due to a change in estimate.

        Other Income (Expense)—Other income decreased from $2,684 for the six months ended May 31, 2001 to $535 for the six months ended May 31, 2002. The $2,149 decrease is attributable a reduction in the Company's money market cash account.

        Provision for Income Taxes—There are no recorded tax benefits for the six months ended May 31, 2002 and for the same period last fiscal year.

        Net loss—The Company's net loss increased approximately $48,107 from $404,171 for the six months ended May 31, 2001 to $452,278 for the same period this year. The increase in the loss is primarily attributable to increases in consulting and other professional fees, claims and public relations costs offset by the gain on the sale of oil and gas properties, reduced compensation and related costs and office expenses.

TBX RSOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES

        As of May 31, 2002, the Company has total assets of approximately $4.1 million of which net oil and gas properties amount to approximately $3.0 million or 75.0% of our total assets. The cumulative losses through May 31, 2002, total approximately $4.9 million. The ratio of current assets to current liabilities is 0.7:1; the Company has no long-term debt. As of May 31, 2002, the Company's shareholders equity is positive by approximately $3.8 million.

        The Company has funded its operations through cash generated from the sale of its common stock and to a lesser extent through loans from affiliates. The Company's cash used for operating activities decreased $38,823 from $232,750 for the six months ended May 31 2001 to $193,927 for the six months ended May 31, 2002. The Company's capital investments totaled $302,564 and $82,081 for the six months ended May 31 2002 and May 31, 2001, respectively. Cash provided from the sale of oil and gas properties totaled $255,530 during the six months ended May 31, 2002 as compared to $10,000 for the six months ended May 31, 2001. Cash provided from the sale of common stock totaled $170,938 during the six months ended May 31, 2002 as compared to $142,092 for the six months ended May 31, 2001.

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

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.
DATE: July 15, 2002
SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT CHIEF FINANCIAL OFFICER

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
TBX RESOURCES, INC. BALANCE SHEET May 31, 2002 (Unaudited)
TBX RESOURCES, INC. STATEMENTS OF OPERATIONS (Unaudited)
TBX RESOURCES, INC. STATEMENTS OF CASH FLOWS (Unaudited)
TBX RESOURCES, INC. NOTES TO UNAUDITED FINANCIAL STATEMENTS MAY 31, 2002
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II. OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  Item 5. OTHER INFORMATION
SIGNATURES