Form 10QSB
period 2002-08-31
TBX RESOURCES INC
filed 2002-10-15
CIK 1108645

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING August 31, 2002.

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,492,373.

        Transitional Small Business Disclosure Format (check one) Yes ☐    No ☒

TBX RESOURCES, INC.
BALANCE SHEET
August 31, 2002
(Unaudited)

ASSETS
Current Assets
Cash	$9,922
Trade accounts receivable	11,505
Accounts receivable other	48,614
Prepaid consulting fees and other	121,375

Total current assets	191,416

Equipment and Property
Office furniture, fixtures and equipment	117,086
Oil and gas properties, using successful efforts accounting
Proved properties and related equipment	3,349,711

3,466,797
Less accumulated depreciation, depletion and amortization	407,983

Total equipment and property	3,058,814

Investment in Southern Oil & Gas Company, Inc.	200,000

Other Assets	527,755

Total Assets	$3,977,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$83,768
Taxes payable	23,566
Loans from affiliates	159,899
Accrued expenses and other	72,904

Total current liabilities	340,137

Commitments and Contingencies	—
Stockholders' Equity
Preferred stock—$.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock—$.01 par value; authorized 100,000,000 shares; 26,492,373 shares outstanding at August 31, 2002	264,924
Additional paid-in capital	8,504,399
Accumulated deficit	(5,131,475)

Total stockholders' equity	3,637,848

Total Liabilities and Stockholders' Equity	$3,977,985

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended August 31, 2002	August 31, 2001	For The Nine Months Ended August 31, 2002	August 31, 2001
Revenues:
Oil and gas sales	$26,656	$45,655	$101,780	$142,010
Gain on sale of oil & gas properties	—	25,600	46,071	31,098

Total revenues	26,656	71,255	147,851	173,108

Expenses:
Lease operating and taxes	19,113	34,598	84,986	140,991
Exploration and drilling	—	150,000	—	151,349
General and administrative	224,291	145,916	674,917	531,335
Depreciation, depletion and amortization	50,837	100,000	115,827	115,548

Total expenses	294,241	430,514	875,730	939,223

Operating Loss	(267,585)	(359,259)	(727,879)	(766,115)
Other Income (Expense):
Interest and other	2,964	2,646	671	5,331

Net Loss Before Provision for Income Taxes	(264,621)	(356,613)	(727,208)	(760,784)
Provision for income taxes	—	—	—	—

Net Loss	$(264,621)	$(356,613)	$(727,208)	$(760,784)

Net Loss Per Common Share, Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average common shares used in calculations:
Basic and diluted	24,300,037	17,135,487	24,300,037	17,135,487

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended August 31, 2002	August 31, 2001
Cash Flows From Operating Activities:
Net loss	$(727,208)	$(760,784)
Adjustments to reconcile net loss to net cash flow from operating activities:
Gain on the sale of oil and gas interests	(46,071)	—
Depreciation, depletion and amortization	115,827	115,548
Common stock issued for services	234,680	108,328
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	180	(8,431)
Affiliate receivables	—	70,531
Other receivables	(48,614)	(62,947)
Other current assets	48,067	33,744
Increase (decrease) in:
Accounts payable	(32,288)	(33,920)
Affiliate payable	159,899	—
Taxes payable	1,796	629
Accrued expenses and other	12,904	(14,630)

Net cash provided by (used) for operating activities	(280,828)	(551,932)

Cash Flows From Investing Activities:
Cash used in the development of oil and gas properties	(269,169)	(245,701)
Cash provided by the sale of oil and gas properties	255,530	25,600

	(13,639)	(220,101)

Cash Flows From Financing Activities:
Cash provided (used) by change in other assets	—	(25,070)
Cash provided by the issuance of common stock	192,938	554,302

	192,938	529,232

Net Increase (Decrease) In Cash	(101,529)	(242,801)
Cash at beginning of period	111,451	324,916

Cash at end of period	$9,922	$82,115

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of consulting services acquired	$(500,000)	$—
Issuance of common stock for services	500,000	—

	$—	$—

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance November 30, 2001	19,874,389	$198,744	$7,736,945	$(4,404,267)	$3,531,422
Issuance of common stock for cash	640,639	6,406	131,888	—	138,294
Issuance of common stock for services	5,977,345	59,773	635,566	—	695,339
Net loss for period	—	—	—	(727,208)	(727,208)

Balance August 31, 2002	26,492,373	$264,924	$8,504,399	$(5,131,475)	$3,637,848

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AUGUST 31, 2002

1.    BUSINESS ACTIVITIES:

        TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company's principal business activity is acquiring and developing oil and gas properties. The Company owns 53 wells and operates another 7 wells located in East Texas. Of the 53 wells located in East Texas, 8 wells have been designated as injection wells and 3 wells have been designated as water supply wells. In addition, 8 wells are currently producing oil. The remaining 34 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Also, the Company has an interest in 6 producing wells in Oklahoma and one additional well that is currently being drilled in Oklahoma. In addition, TBX Resources has an opportunity to drill and exploit 76,800 acres that is 120 sections of prime increased density development leases in the Anadarko Basin in Oklahoma. The Company's philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored joint venture development partnerships for the purpose of developing oil and gas properties for profit.

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

        In the opinion of Management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of August 31, 2002, results of operations, cash flows and stockholders' equity for the nine months ended August 31, 2002 and 2001 have been made. Operating results for the nine months ended August 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

3.    SIGNIFICANT TRANSACTIONS:

  a.
  During the nine months ended August 31, 2002, the Company used the services of consultants who received 692,000 share of common stock. The Company recorded the transactions as a $128,500 charge to expense with an offsetting credit to capital.

  b.
  The Company renewed its joint venture agreement with PAX Energy through July 2002. The terms and conditions are similar to previous agreements. The Company issued PAX 250,000 shares of common stock (valued at $24,000) in lieu of payment of administrative overhead fees.

  c.
  The Company completed three development wells in the first half of the year. Two wells are on the Vici prospect just west of Vici, Oklahoma in the Anadarko Basin. The other well is on the Union City prospect just east of Oklahoma City, Oklahoma. The Company's share of the costs for the year to date is approximately $300,000. Initial production form the wells are such that the Company is planning to drill additional development wells with its joint venture partners. The Company currently has from 10% to 37.5% working interest in these prospects.

  d.
  The Company sold three of its Oklahoma properties during the first half of this year. The money was used to both fund the drilling of two development wells in Oklahoma and to support current operations. The Company wrote off the costs of the wells and related depreciation, depletion and amortization and reported a net gain of approximately $46,000 on the transactions. The Company disposed of its Bethany Field property in the current quarter. Management is of the opinion that the costs of re-working, developing and producing this property would not yield an adequate return on investment. Accordingly, in order to avoid a future drain on the Company's working capital resources, Management elected to sell all of the Company's interest in the field to an unrelated party for $60,000 and wrote off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded as loss of approximately $600,000.

  e.
  During the current fiscal year, the Company borrowed $100,000 and repaid $60,000 from two of its shareholders. In addition the Company borrowed and additional $120,000 from a company in which Mr. Burroughs is a shareholder. The funds were used to develop its Oklahoma properties. The Company expects to repay the loans by the end of the current fiscal year.

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

        During the current quarter, Mr. Burroughs was issued 600,000 shares of common stock in lieu of receiving $60,000 in compensation owed him from the previous fiscal year. The $60,000 was charged to accrued liabilities with an offsetting credit to capital.

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

  h.
  On March 7, 2002 the Company executed a professional services agreement with Mr. S. Warren, President of both Warren Drilling, Inc. and Drill Pipe Industries, Inc. Under the terms of the agreement, which is to run for five years, the Company is receiving assistance in developing new business opportunities and strategies, expanding existing operations, and facilitating any other normal business transactions requested by the Company. The Company compensated Mr. Warren by issuing him 4,271,089 shares of the Company's common stock valued for the purpose of this transaction at $500,000. The amount is included in other assets. The Company is amortizing the cost of Mr. Warren's services over the term of the agreement (5 years). To date, the company has amortized $50,000 of the contract's value.

Management's Discussion and Analysis of Financial Condition and Results of Operations

TBX RSOURCES, INC.
RESULTS OF OPERATIONS

        The Company incurred an operating loss of $727,879 for the nine months ended August 31, 2002 as compared to an operating loss of $766,115 for the nine months ended August 31, 2001. The decrease in the operating loss of $38,236, 5.0%, is discussed below.

        Revenues—Revenues generated from oil and gas sales and the disposal of oil and gas properties decreased $25,257, 14.6%, from $173,108 for the nine months ended August 31, 2001 to $147,851 for the nine months ended August 31, 2002.

        During the nine months ended August 31, 2002, the Company sold its interest in three producing Oklahoma properties for approximately $255,000 in cash. The Company wrote off the costs of the wells and related depreciation, depletion and amortization and reported a net gain of approximately $46,000 on the transactions. During the nine months ended August 31, 2001, the Company sold a minor interest in a property for $25,600 in cash. The Company wrote off the cost and reported a net gain of approximately $31,098 on the transactions.

        During the nine months ended August 31, 2001, the Company generated approximately $142,010 in revenue from oil and gas sales as compared to $101,780 for the nine months ended August 31, 2002. The $40,230, 28.3%, decrease was primarily due to the sale of the Company's interest in three producing properties in Oklahoma. During the past nine months, oil sales on the Texas properties were approximately $32,760 that is comparable to the same period last fiscal year. The majority of the Texas wells remain shut-in awaiting re-work or the designation as injection wells.

        Expenses—Total expenses decreased $63,493, 6.8%, from $939,222 for the nine months ended August 31, 2001 to $875,730 for the nine months ended August 31, 2002.

        Lease operating and taxes decreased $56,005, 39.7%, from $140,991 for the nine months ended August 31, 2001 to $84,986 for the nine months ended August 31, 2002. The decrease is primarily the result of decreased expenses associated with several of the Company's Texas wells and to a lesser extent the gas wells in Oklahoma which were sold earlier this year.

        Exploration and drilling expenses were $150,000 for the nine months ended August 31, 2001 as compared to $0 for the same period this year. In accordance with successful efforts accounting, costs and expenses on non-productive properties are charged to operations.

        General and administrative expenses increased approximately $143,582, 27.0%, from $531,335 for the nine months ended August 31, 2001 to $674,917 for the nine months ended August 31, 2002. The increase is primarily due to higher consulting and professional fees offset somewhat by lower compensation and employee related costs, and general expenses.

        Depreciation, depletion and amortization increased $279, from $115,548 for the nine months ended August 31, 2001 to $115,827 for the nine months ended August 31, 2002. There was no change in estimate.

        Other Income (Expense)—Other income decreased from $5,331 for the nine months ended August 31, 2001 to $671 for the nine months ended August 31, 2002. The $4,660 decrease is attributable a reduction in the Company's money market cash account.

        Provision for Income Taxes—There are no recorded tax benefits for the nine months ended August 31, 2002 and for the same period last fiscal year.

        Net loss—The Company's net loss decreased approximately $33,576, 4.4%, from $760,784 for the nine months ended August 31, 2001 to $727,208 for the same period this year. The decrease in the loss is primarily attributable to decreases in lease operations and exploration and drilling costs offset by the increase in general and administrative expenses.

TBX RSOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES

        As of August 31, 2002, the Company has total assets of approximately $4.0 million of which net oil and gas properties amount to approximately $3.0 million or 75.0% of our total assets. The cumulative losses through August 31, 2002, total approximately $5.1 million. The ratio of current assets to current liabilities is 0.6:1; the Company has no long-term debt. As of August 31, 2002, the Company's shareholders equity is positive by approximately $3.6 million.

        The Company has funded its operations through cash generated from the sale of its common stock and to a lesser extent through loans from affiliates. The Company's cash used for operating activities decreased $271,104 from $551,932 for the nine months ended August 31 2001 to $280,828 for the nine months ended August 31, 2002. The Company's capital investments totaled $269,169 and $245,701 for the nine months ended August 31 2002 and August 31, 2001, respectively. Cash provided from the sale of oil and gas properties totaled $255,530 during the nine months ended August 31, 2002 as compared to $25,600 for the nine months ended August 31, 2001. Cash provided from the sale of common stock totaled $192,938 during the nine months ended August 31, 2002 as compared to $554,232 for the nine months ended August 31, 2001.

        The Company expects that the principal source of funds in the near future will be from the sale of its common stock. On February 6, 2001 the Company entered into a Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold on reliance of an exemption from registration requirements of the United States federal and state securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company up to 800,000 restricted shares of common stock at a per share price which shall be 30% of the moving ten day average closing prices of the Company's shares of common stock as quoted on the OTC Bulletin Board or other public trading market. The Company has the right to accept or reject subscriptions for the shares, in whole or in part. The agreement runs from February 7, 2001 to September 30, 2001.The Company expects that the principal use of funds in the foreseeable future will be for developing existing oil and gas properties and/or the acquisition of new properties. In September of this year, the Company formed and is acting as the general partner for The Grasslands I, Texas Limited Partnership. The purpose of the partnership is to acquire 2,800 acres of oil and gas leases in the Barnett Shale play in the Fort Worth Basin for developmental drilling.

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

  (a)
  Exhibit 99.1 Filed herewith

  (b)
  EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.
DATE: October 15, 2002
SIGNATURE:	/s/ Tim P. Burroughs
TIM P. BURROUGHS, PRESIDENT CHIEF FINANCIAL OFFICER

QuickLinks

TBX RESOURCES, INC. BALANCE SHEET August 31, 2002 (Unaudited)
TBX RESOURCES, INC. STATEMENTS OF OPERATIONS (Unaudited)
TBX RESOURCES, INC. STATEMENTS OF CASH FLOWS (Unaudited)
TBX RESOURCES, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
TBX RESOURCES, INC. NOTES TO UNAUDITED FINANCIAL STATEMENTS AUGUST 31, 2002
PART II. OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  Item 5. OTHER INFORMATION
SIGNATURES