Form 10KSB
period 2002-11-30
TBX RESOURCES INC
filed 2003-03-05
CIK 1108645

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30746

TBX RESOURCES, INC.

(Name of Small Business Issuer in its charter)

Texas	75-2592165

(State of incorporation) 12300 Ford Road, Suite 194	(IRS Employer Identification No.)
Dallas, Texas	75234

(Address of Principal Executive Office)	Zip Code

Registrant’s telephone number, including Area Code: (972) 243-2610

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company’s revenues for the most recent fiscal year were $205,709.

The aggregate market value of the voting stock held by non-affiliates of the Company on February 28, 2003, was $1,183,564.

As of February 28, 2003, the Company had 30,330,373 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     TBX Resources, Inc., was incorporated in the state of Texas in March 1995, by our president, Mr. Tim Burroughs. Our primary focus has been to acquire producing oil and gas properties with opportunities for future development. Prior to acquiring a property, we analyze the previous production and operating history of the property, as well as the production history and related operating procedures for similar wells producing from the same formations in the general area. By acquiring producing properties that respond positively to improved production practices and enhanced recovery techniques, we have built an inventory of infield development drilling locations.

     As of November 30, 2002, our company had total assets of $2,472,517 of which net oil and gas properties amounted to $1,931,229 or 78.1% of our total assets. At November 30, 2002, we had approximately $34,317 in cash and money market accounts and a negative $109,246 in working capital, excluding deferred income. Our accumulative losses through November 30, 2002, totaled $6,668,137. Our revenues for our fiscal year ended November 30, 2002 were $205,709 and our net losses for the same period were $2,263,870. Our ratio of current assets to current liabilities is 0.4:1; we have no long-term debt. As of November 30, 2002, our shareholders’ equity was a positive $2,073,173.

     Our company has experienced losses over the past years. However, our management is projecting a decrease in general and administrative expenses, an increase in prices obtained for our oil and gas produced and an increase in our total production, due to more of our wells being brought on-line. Our management believes that, with the projected lower general and administrative expenses, increases in production and higher prices for our production, our company’s financial position should improve for the fiscal year ending November 30, 2003. However, this success is dependent upon many factors, some of which are not within our control and there can be no assurance that our actual results will improve.

     Our mission is to be a publicly traded, independent oil and gas exploration and production company which can take full advantage of opportunities resulting from the major oil companies’ divestiture of domestic oil and gas properties. In particular, most major oil companies are currently more interested in devoting their exploration dollars toward the development of oil and gas fields that are not located in the United States, primarily because of the assumption by the major oil companies that domestic oil and gas properties have been significantly depleted. In addition, due to the extent of the development of domestic oil and gas properties, it is more likely that a significant new discovery in the oil and gas industry would likely be conducted in those areas that have not been so heavily developed, generally being properties that are not contained within the United States. Because major oil companies are more interested in developing their overseas holdings, they often sell their domestic properties at prices that are attractive to independent oil companies, especially since we have significantly lower administrative costs than large oil companies. Due to our lower infrastructure costs, we believe that our costs of owning and operating domestic oil and gas properties are lower than those same costs as experienced by major oil companies.

JOINT VENTURES

     In September of this year, we obtained an option to purchase 2,800 acres of oil and gas leases in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. In October of this year, we formed the “Grasslands I, Limited Partnership” in which we are acting as the General Partner for the purpose of acquiring the Wise County acreage for potential development drilling. The Company has a 20% interest in the Partnership and is reimbursed on a turnkey basis for 100% of the organization and offering costs, lease acquisition costs and administrative expenses.

     Previously the Company acted as the joint venture manager for 11 Joint Ventures, all of which were located in east Texas and western Louisiana. The joint ventures we developed were essentially “rolled up” into our company in that we exchanged shares of our common stock in return for our joint venture partners’ interest in the properties developed by their joint ventures.

WELLS HELD BY THE COMPANY

     As more particularly described in the description of properties section, we own or operate all or a portion of 40 wells located in Gregg, Hopkins, Franklin, Panola and Wood Counties, Texas. Of these 40 wells, 8 wells have been designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. In addition, 3 wells are currently producing oil. The remaining 29 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. During the next twelve months, we hope to be able to bring some of the wells that are currently shut-in on-line so that they will begin to produce oil. However, our ability to re-open these wells is dependent upon obtaining sufficient financing to pay the costs associated with re-opening these wells and operating the same once re-opened. We recently added 2 new wells to our inventory of 5 wells making a total of 7 Oklahoma wells. These wells are located in Ellis, Beckham, Garfield, Caddo and Canadian Counties, Oklahoma. Six of the wells are in production for natural gas. The seventh well is not completed. The wells are either not seasoned to the point where a reliable estimate of production and provable reserves can be made or the production is minor and will not have a major impact on the Company’s reserve value.

DEVELOPMENT AND EXPLORATION ACTIVITIES

     Economic factors prevailing in the oil and gas industry change from time to time. The uncertain nature and trend of economic conditions and energy policy in the oil and gas business generally make flexibility of operating policies important in achieving desired profitability. We intend to evaluate continuously all conditions affecting our potential activities and to react to those conditions, as we deem appropriate from time to time by engaging in businesses most profitable for us.

     In addition, in order to finance future development and exploration activities, we will sponsor public or private partnerships depending upon the number, size and economic feasibility of our generated prospects, the level of participation of our industry partners and various other factors. However, potential investors should note that we currently do not have in place any definite financing opportunities and there can be no assurance that we will be able to enter into such financing arrangements or that if we are able to enter into such arrangements, we will be able to achieve any profitability as a result of our operations.

     We expect that another source of funds in the near future will be from the sale of our common stock. On October 1, 2001 we entered into a Regulation S Stock Purchase Agreement (“Stock Purchase Agreement”) with Citizen Asia Pacific Limited (CAPL), a Hong Kong company whereby we agreed to offer and sale shares of our common stock in reliance of an exemption from the registration requirements of the United States and state securities laws under Regulation S promulgated under the Securities Act of 1933. The Stock Purchase Agreement stipulates that CAPL will use its best efforts to purchase from us up to 500,000 restricted shares of common stock at a per share price which shall be 38% of the moving ten day average closing prices of our shares of common stock as quoted on the OTC Bulletin Board or other public trading market. We have the right to accept or reject subscriptions for the shares, in whole or in part. The agreement expired September 30, 2002. On October 3, 2002 the Company entered into a consulting agreement with Telvest, Inc. Under the terms of the agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3 % of all funds raised. The agreement runs through January 31, 2003. We expect the principal use of funds generated from the Stock Purchase Agreement in the foreseeable future will be for developing existing oil and gas properties and/or the acquisition of new properties.

BUSINESS RISKS

     Our company is subject to all of the risks normally associated with the exploration for and production of oil and gas, including uncontrollable flows of oil, gas or well fluids into the atmosphere, pollution, and fires, each of which could result in damage to or destruction of oil and gas wells, producing formations, or production facilities or damage to persons and other property. As is common in the industry, we do not fully insure against all these risks either because insurance is not available or because we elect not to insure due to prohibitive premium costs. The occurrence of an event affecting the Company could have a material adverse effect on the financial position and results of our operations.

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

     Our oil production is sold at or near our wells under short-term purchase contracts at prevailing prices in accordance with arrangements, which are customary in the oil industry. Our gas production is sold on the spot market and not, therefore, subject to long-term contracts. Although this may prevent us from being required to dispose of our production at low rates, there can be no assurance that purchasers will be willing to continue to purchase our natural gas on the spot market.

     The production of oil and gas is subject to extensive federal, state and city laws, rules, orders and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels. Although the particular regulations applicable in each state in which operations are conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly situated operators are provided with reasonable opportunities to produce their respective fair share of available oil and gas reserves. However, since these regulations generally apply to all oil and gas producers, our management believes that these regulations should not put us at a material disadvantage to other oil and gas producers.

     State initiatives to regulate further the disposal of oil and gas wastes could have a major impact on us. In addition, we are subject to laws and regulations concerning occupational health and safety. We do not anticipate being required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental or occupational health and safety laws and regulations, but insomuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance with these laws. However, we do not believe that our environmental risks are materially different from those of comparable gas and oil companies operating in similar geographic areas.

OFFICES

     We maintain our corporate offices at 12300 Ford Road, Suite 194, Dallas, Texas, and pay a monthly rental of approximately $2,200.00. Our lease originally terminated on April 30, 1996, but in January 2000, we entered into an agreement by which our lease was extended until July 31, 2000. In July 2000, we began negotiations with our landlord, the result of which was that in September 2001 we entered into a new annual lease that we recently extended to August 31, 2003. We currently have no plans to move our offices. Although we currently do not have any plans to terminate our lease, because of the small amount of space required for our offices, together with the abundance of office space available in the Dallas/Ft. Worth metroplex, we do not anticipate any problems in obtaining suitable office space if our lease was terminated.

ITEM 2. DESCRIPTION OF PROPERTY

     GENERAL. Following is information concerning production from our oil and gas wells, productive well counts and both producing and undeveloped acreage. Our oil and gas properties are located within the northern part of the east Texas salt basin. The earliest exploration in this area dates back to the early 1920s and 1930s, when frontier oil producers were exploring areas adjacent to the famous “east Texas field” located near the town of Kilgore, Texas. We have leasehold rights in three oil and gas fields located in Gregg, Hopkins, Franklin, Panola, and Wood Counties, Texas. More recently, we acquired several wells and acreages in Oklahoma that are described following the Texas properties below.

     RESERVES REPORTED TO OTHER AGENCIES. We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.

     PROPERTIES. The following is a breakdown of our properties:

Name of Field	Gross Producing Well Count	Net Producing Well Count

East Texas Field	0	0
Mitchell Creek & Talco Field	1	1
Manziel & Quitman Field	2	2

     The following information pertains to our properties as of November 30, 2002 (1):

			Proved	Proved		Percentage of
	Proved	Proved	Developed	Developed	Current	Reserves in Field
	Reserves:	Reserves:	Reserves:	Reserves:	Production:	to Total Reserves
Name of	Oil	Gas	Oil	Gas	Oil	Held by the
Field	(bbls)	(mcf)	(bbls)	(mcf)	(bbls)(2)	Company

East Texas						oil	3.4
Field	8,332	0	8,332	0	0	gas	0
Mitchell Creek						oil	40.8
& Talco Field	100,449	0	100,449	0	1,029	gas	0
Manziel &						oil	55.8
Quitman Field	137,609	0	137,609	0	3,315	gas	0

(1)	We sold our working interest in the Bethany Field in the fourth quarter of the current fiscal year that reduced our proved oil reserves by approximately 400 thousand barrels and our proved gas reserves by approximately 1.5 billion cubic feet of gas.

(2)	The current production figure specified above is for the production for the month of November 2002.

PRODUCTIVE WELLS AND ACREAGE

		Net			Total Gross	Net
	Total Gross	Productive	Total Gross	Net Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres

East Texas Region	32	32	0	0	1,171.2	1,166.34

Notes:

1.	Total Gross Oil Wells were calculated by subtracting 8 wells designated as Injection Wells and 21 wells either sold or plugged and abandoned from the 69 wells owned and/or operated by TBX Resources, Inc. as of November 30, 1999.

2.	Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 32 Gross Oil Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds an interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.

5.	All acreage in which we hold a working interest as of November 30, 1999 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be accurately classified as developed.

GEOGRAPHIC AREA	GROSS ACRES	NET ACRES

East Texas Region	1,171.2	1,166.34

Note:

1.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.

ANADARKO BASIN-WESTERN OKLAHOMA

No additional acreage was purchased in the current fiscal year. We drilled three wells and completed one of them in the current fiscal year. In addition, we sold our working interest in three wells and made a partial sale of our Vice acreage. Additional details follow.

1.	We sold our entire 20% working interest in the Josephus #1-33 gas well located in Ellis County.

2.	We sold our entire 3% working interest in the Alan #1-11 gas well located in Beckham County.

3.	We sold our entire 3% working interest in the Lillie #2-11 gas well located in Beckham County.

4.	We sold our entire 7% working interest in the Jenson Farms #1-33 (drilled in the current fiscal year) gas well located on the Union City prospect.

5.	We sold 12% of our 37.5% working interest in the 1,505-acre tract in Ellis County.

6.	We drilled and completed the Dennett #2-34 gas well that is located on our Vici prospect in June of this year. The Company has an 18.24% working interest in the well after selling 1.0% of our working interest.

7.	We drilled the Hunter #1-27 gas well that is located on our Vici prospect in October of this year. The well was not completed as of November 30, 2002. The Company has a 13.31% working interest in the well.

Six of the seven wells are currently producing natural gas. The seventh well has not been put on line as of November 30, 2002. All of the wells have either not been working long enough to allow our consulting engineers to estimate the available provable reserves or the production is minor and therefore would not justify the expense of an engineering study at this time. Although the wells are currently producing natural gas there can be no assurance that they will continue to do so.

In addition to the above described wells we own working interests in two lease tracts; one located in Ellis County, Oklahoma constituting a 37.5% working interest in 1,505 acres and the second located in Canadian County, Oklahoma, constituting a 20% working interest in 240 acres. The leases were purchased for the sum of $83,700 and $19,200, respectively. During the current fiscal year we sold 12% of our working interest in the lease track located in Ellis County, Oklahoma

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year ended November 30, 2002, to a vote of securities holders, through the solicitation of proxies or otherwise.

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

QUARTER	LOW BID	HIGH BID

Quarter ending February 28, 2002	$0.15	$0.24
Quarter ending May 31, 2002	$0.29	$0.40
Quarter ending August 31, 2002	$0.24	$0.29
Quarter ending November 30, 2002	$0.07	$0.10

QUARTER	LOW BID	HIGH BID

Quarter ending February 29, 2001	$2.80	$2.80
Quarter ending May 31, 2001	$1.20	$1.41
Quarter ending August 31, 2001	$1.65	$1.69
Quarter ending November 30, 2001	$1.01	$1.03

     The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

     We have approximately 810 shareholders of record for our common stock as of February 28, 2003.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2002 AND 2001

CAUTIONARY STATEMENT

     Statements in this report which are not purely historical facts, including statements regarding the Company’s anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of the report. Any forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

RECENT DEVELOPMENTS

     We sold our Bethany Field property in the fourth quarter of the current fiscal year. Management is of the opinion that the estimated costs of $3.8 million to re-work and develop this property will not yield an adequate return on our investment. Accordingly, in order to cut our losses and avoid a future drain on the Company’s working capital resources, Management elected to sell all of our interest in the field to an unrelated party for approximately $60,000. We wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on the transaction of approximately $1.0 million. Also, the Company let lapse its non-exclusive option to purchase five prospects covering 3,323 acres in Montague County, Texas and charged current operations $150,000. Management found new acreage that it believes would be more prolific than the Montague County prospect. Accordingly, in September of this year, we obtained an option to purchase 2,800 acres of oil and gas leases in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. In October of this year, we formed the “Grasslands I, Limited Partnership” in which we are acting as the General Partner for the purpose of acquiring the Wise County acreage for development drilling. The Company has a 20% interest in the Partnership and is reimbursed on a turnkey basis for 100% of the organization and offering costs, lease acquisition costs and administrative expenses. Our revenue from the Partnership in the current fiscal year is $88,477 offset by our expenses of $49,233. We recorded a loss of $140,000 on the sale of our $200,000 investment in Southern Oil & Gas Company, Inc. (Southern) a privately held company. Because the amounts to be paid us under the Operations Contract have not materialized along with the lower production levels for Southern’s oil properties, management decided to sell its 20% interest in Southern to avoid future additional losses. The Company’s Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL) expired on September 30, 2002. The Company sold approximately $140,000 in common stock through CAPL in the current fiscal year. On October 3, 2002, we entered into a consulting agreement with Telvest, Inc. Under the terms of this agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3 % of all funds raised. The agreement runs through January 31, 2003.

RESULTS OF OPERATIONS

     The Company incurred an operating loss of $2,264,805 for the fiscal year ended November 30, 2002 as compared to a net loss of $1,179,465 for fiscal year ended November 30, 2001. The increase in our operating loss of $1,092,009, 93.2%, is discussed below.

     REVENUE — Total revenue decreased $15,689, 07.1%, from $221,398 for the twelve months ended November 30, 2001 to $205,709 for the twelve months ended November 30, 2002.

     During the twelve months ended November 30, 2002, the Company generated approximately $117,232 in revenue from oil and gas sales as compared to $170,709 for the twelve months ended November 30, 2001. The $53,477 decrease is attributable to the loss of production due to the sale of the Company’s partial interest in three wells located in the Anadarko Basin of Oklahoma. Revenue from the East Texas properties remained approximately the same as the previous year.

     Joint venture income for the twelve months ended November 30, 2002 was $88,477 while there is none for the year ending November 30, 2001. In September of this year, the Company formed and is acting as the general partner for The Grasslands I, Texas Limited Partnership. The purpose of the partnership is to acquire 2,800 acres of oil and gas leases in the Barnett Shale play in the Fort Worth Basin for developmental drilling. The Company is to be reimbursed on a turnkey basis for organization and offering costs, lease acquisition costs and administrative expenses.

     As stated above, the Company sold three of its Oklahoma properties during the first half of this fiscal year. The money was used to both fund the drilling of two development wells in Oklahoma and to support current operations. The Company wrote off the costs of the wells and related depreciation, depletion and amortization and reported a net gain of approximately $46,000 on the transactions. The gain was offset by the fourth quarter loss on the sale of the Bethany Field that is discussed below. Gain on the sale of oil and gas properties of approximately $50,600 for the prior fiscal year resulted from the Company selling a partial interest in two prospects.

     EXPENSES — Total expenses increased $1,069,651, 76.4%, from $1,400,863 for the twelve months ended November 30, 2001 to $2,470,514 for the twelve months ended November 30, 2002.

     Lease operating expenses and taxes decreased $35,810, 23.8% from $150,500 for the twelve months ended November 30, 2001 to $114,690 for the twelve months ended November 30, 2002. The decrease is primarily the result of the shut-in of producing wells and a reduction in work over costs.

     Joint venture costs and expenses were $49,223 for the twelve months ended November 30, 2002 that related to the recently formed Grasslands I, Limited Partnership. There were no joint venture costs in the previous fiscal year. The Company did not participate in a joint venture partnership last year. See above discussion of Grasslands I, Limited Partnership.

     General and administrative expenses decreased $218,841, 20.7%, from $1,053,664 for the twelve months ended November 30, 2001 to $834,823 for the twelve months ended November 30, 2002. The decrease is primarily due to lower geological and engineering costs, public relations costs, and compensation and employee related costs offset by increased professional and consulting fees, property taxes, and office expenses.

     During the fourth quarter of the current fiscal year, the Company recorded a loss of $140,000 on the sale of its $200,000 investment in Southern Oil & Gas Company, Inc. (Southern) a privately held company. When the Company originally purchased its interest in Southern, it also entered into an operations and management contract (the “Operations Contract”) providing that the Company was to be paid the profits of Southern that exceeded $40,000 each month. Because the amounts we were to be paid under the Operations Contract have not materialized and the lower production levels for Southern oil properties, management decided to sell its 20% interest in Southern to avoid future additional losses.

     The Company let lapse its non-exclusive option to purchase five prospects covering 3,323 acres in Montague County, Texas and charged current operations $150,000. The Company has found new acreage that it believes will be more prolific than the Montague County prospect. The Company is the general partner of the “Grasslands I, Limited Partnership” that was formed in the current fiscal year to purchase approximately 2,800 acres in the Barnett Shale of Fort Worth Basin in Wise County, Texas for development drilling.

     The Company sold its Bethany Field property in the fourth quarter of the current fiscal year. The Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on the transaction of approximately $1,050,000. Management is of the opinion that the estimated costs of $3.8 million to re-work and develop this property will not yield an adequate return on its investment. Accordingly, in order to cut its losses and avoid a significant future drain on the Company’s working capital resources, Management elected to sell all of the Company’s interest in the field to an unrelated party for approximately $60,000.

     Property and equipment impairment charge for the previous fiscal year is $135,000. The loss is recognized for two properties located in East Texas. The loss was determined by comparing the future undiscounted cash flows, as shown in our engineering report, to the Company’s net book value. There was no impairment of oil and gas properties in the current fiscal year.

     Depreciation, depletion and amortization increased $110,410, 179.0%, from $61,699 for the twelve months ended November 30, 2001 to $172,109 for the twelve months ended November 30, 2002. The increase is due to a change in estimate. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

     OTHER INCOME — Interest income for the twelve months ended November 30, 2002 was $935 as compared to $7,604 for the same period last fiscal year. The Company’s cash balances have declined during the past year thus the decrease of $6,669 in interest income.

     PROVISION FOR INCOME TAXES — No tax benefits were recorded for the twelve months ended November 30, 2002 and 2001.

     NET LOSS — The Company’s net loss increased $1,092,009, 93.2%; from $1,171,861 for the twelve months ended November 30, 2001 to $2,263,870 for the twelve months ended November 30, 2002. The increase in the loss is attributable to a decrease in operating income of $15,689, plus the loss on the sale of oil and gas properties of $1,009,669, the write-off of Southern Oil & Gas Co. investment in the amount of $140,000, the write-off the Company’s non-exclusive option to purchase five prospects in Montague County, Texas in the amount of $150,000, and depreciation depletion and amortization of $110,410 offset by a decrease in lease operations of $35,810, general and administrative of $218,841 and reduction in loss from impairment of properties totaling $135,000.

     Effective December 1, 1999, our president, Mr. Tim Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company’s common stock a year at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which they are exercised. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years. As of November 30, 2002, Mr. Burroughs has the option to purchase 1,500,000 shares of the Company’s common stock.

TBX RESOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 2002, we have total assets of $2,472,517 of which net oil and gas properties amount to $1,931,229 or 78.1% of the total assets. The Company’s accumulated losses through November 30, 2002 totaled $6,668,137. At November 30, 2002, we have $34,317 in cash and money market accounts. Our ratio of current assets to current liabilities is 0.4:1 and we have no long-term debt. As of November 30, 2002, our shareholders equity was a positive $2,073,173.

     We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties and loans from affiliates. The Company’s cash used for operating activities totaled $214,146 and $690,690 for the twelve months ended November 30 2002 and November 30, 2001 respectively. This, represents an improvement of $401,544 in cash used for operating activities. Cash provided by the disposal of oil and gas properties totaled $340,3590 in the current year while in the previous year the amount was $91,400. The Company received $60,000 in the current fiscal year for its 20% interest in Southern Oil & Gas Company, Inc. a non-public company with no market for its shares. The Company’s capital investments totaled $556,499 and $380,916 for the twelve months ended November 30, 2002 and November 30, 2001, respectively. Cash used for other assets totaled $150,000 for the twelve months ended November 30, 2002. Cash provided by the sale of common stock totaled $139,152 during the twelve months ended November 30, 2002 while cash provided by the sale of common stock totaled $852,811 for the same period last year.

     In June 2002, TBX Resources completed the Dennett #2-34 gas well and drilled but has yet to complete the Hunter #1-27 gas well. Both wells are on our existing Vici prospect in Ellis County, Oklahoma. The Company’s business plan provides for the development of approximately 10 wells in the next two years in the Anadarko Basin of Oklahoma. At this time, there are inadequate production figures from the most recently completed well to opine on the future impact on the Company’s revenue. We estimate that this one well may generate net income of approximately $10,000 per month however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable.

     Our principal source of funds in the near future will be from the continued sale of our common stock, increased production from re-working existing wells and sponsoring joint venture partnerships for profit. On October 1, 2001 the Company renewed its Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold in reliance upon an exemption from registration requirements of the United States federal and state securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company 500,000 restricted shares of common stock (renewable for additional amounts) at a per share price which shall be 38% of the moving ten day average closing prices of the Company’s shares of common stock as quoted on the OTC Bulletin Board or other public trading market. We have the right to accept or reject subscriptions for the shares, in whole or in part. The agreement expired on September 30, 2002. On October 3, 2002, we entered into a consulting agreement with Telvest, Inc. Under the terms of this agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3 % of all funds raised. The agreement runs through January 31, 2003.

     In September of this year, we obtained an option to purchase 2,800 acres of oil and gas leases in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. In October of this year, we formed “The Grasslands I, Limited Partnership” in which we are acting as the General Partner for the purpose of acquiring the Wise County acreage for development drilling. The Company has a 20% interest in the Partnership and is reimbursed on a turnkey basis for 100% of the organization and offering costs, lease acquisition costs and administrative expenses. We prepared a plan for development in the Barnett Shale including the installation of an integrated pipeline system covering our proposed acreage and additional acreage of other independent operators in the area. The plan also includes drilling a least 30 gas wells in 24 months. If successful, the properties could generate substantial cash flows to the Company based on our projected 20% interest in the entire project. In addition, we plan to re-work 8 of our East Texas wells in the coming year which may increase revenue by approximately $300,000 to $360,000 a year. However, there can be no assurance that our planned and projected level of production will materialize in the future. We also want to sponsor more joint venture limited partnerships to drill and produce oil and gas for profit. As sponsor of the programs, we should receive an overriding royalty interest as well as being carried to the tanks by the limited partners for from 10% to 25%. We expect that the principal use of funds in the foreseeable future will be for operations and developing existing oil and gas properties and/or the acquisition of new properties. Based on the aforementioned plans management expects to reduces its losses and generate positive cash flows from operations. However, there can be no assurance that such plans will materialize. In addition, actual results may vary from management’s plans and the amount may be material.

ITEM 7. FINANCIAL STATEMENTS.

TBX RESOURCES, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

JAMES A. MOYERS, CPA
10300 North Central Expressway, Suite 530
Dallas, Texas 75231
(214) 987-4687 FAX (214) 987-4693

The Board of Directors and Stockholders
TBX Resources, Inc.
Dallas, Texas

INDEPENDENT ACCOUNTANT’S AUDIT REPORT

     I have audited the accompanying balance sheet of TBX Resources, Inc. as of November 30, 2002 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended November 30, 2002, as required by Item 310 (a) of Regulation S-B. All information included in these financial statements is the responsibility of the management. My responsibility is to express an opinion on these financial statements based on my audit.

     I have conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts disclosed in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TBX Resources, Inc. as of November 30, 2002, and the results of its operations and cash flows for each of the two years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

February 26, 2003

James A. Moyers, CPA

TBX RESOURCES, INC.
BALANCE SHEET
NOVEMBER 30, 2002

ASSETS

Current Assets
Cash and equivalents	$34,317
Trade accounts receivable	7,224
Loan to affiliate	25,000
Prepaid consulting fees- current portion	105,662

Total current assets	172,203

Equipment and Property
Office furniture, fixtures and equipment	117,086
Oil and gas properties, using successful efforts accounting Proved properties and related equipment	2,263,212

2,380,298
Less accumulated depreciation, depletion and amortization	407,739

Total equipment and property	1,972,559

Prepaid Consulting and Other	327,755

Total Assets	$2,472,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$105,589
Loans from affiliates	160,000
Taxes payable	15,232
Deferred income	118,523

Total current liabilities	399,344

Commitments and Contingencies	—
Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares;
26,692,373 shares outstanding at November 30, 2002	266,924
Additional paid-in capital	8,474,386
Accumulated deficit	(6,668,137)

Total stockholders’ equity	2,073,173

Total Liabilities and Stockholders’ Equity	$2,472,517

     The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	November 30,

	2002	2001

Revenues:
Oil and gas sales	$117,232	$170,709
Joint venture income	88,477	—
Gain on sale of oil and gas properties	—	50,689

Total revenues	205,709	221,398

Expenses:
Lease operating and taxes	114,690	150,500
Joint venture costs and expenses	49,223	—
General and administrative	834,823	1,053,664
Loss on sale of investment in Southern Oil & Gas Co.	140,000	—
Loss on oil & gas lease option	150,000	—
Loss on sale of oil and gas properties	1,009,669	—
Oil and gas properties impairment	—	135,000
Depreciation, depletion and amortization	172,109	61,699

Total expenses	2,470,514	1,400,863

Operating Loss	(2,264,805)	(1,179,465)
Other Income (Expense):
Interest and other	935	7,604

Loss Before Provision for Income Taxes	(2,263,870)	(1,171,861)
Provision for income taxes	—	—

Net Loss	$(2,263,870)	$(1,171,861)

Net Loss Per Common Share, Basic and Diluted	$(0.09)	$(0.07)

Weighted average common shares used in per share calculations: Basic and Diluted	24,341,704	17,719,962

     The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	November 30,

	2002	2001

Cash Flows From Operating Activities:
Net loss	$(2,263,870)	$(1,171,861)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	172,109	61,699
Impairment of oil and gas properties	—	135,000
Allowance for doubtful accounts	—	27,557
Prepaid consulting fees	100,000	—
Issuance of common stock for consulting services	237,187	383,347
Issuance of common stock to employees	—	55,700
Loss on sale of interest in Southern Oil & Gas Co.	140,000	—
Loss on option to purchase Barnett Shale leases		150,000
Loss (gain) on disposal of oil & gas properties	1,009,669	(50,689)
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	(20,129)	63,370
Prepaid consulting and other	63,370	(135,288)
Increase (decrease) in:
Trade payables and accrued expenses	(77,005)	(13,824)
Loans from Affiliates	160,000	—
Deferred income from joint venture	118,523	—

Net cash provided by (used) for operating activities	(210,146)	(644,989)

Cash Flows From Investing Activities:
Cash provided by the sale of stock of Southern Oil & Gas Co.	60,000	—
Cash provided by the disposal of oil and gas properties	340,359	91,400
Cash used for the option to purchases oil and gas leases	—	(165,070)
Cash used to acquire and develop oil & gas properties	(556,499)	(380,916)

	(156,140)	(454,586)

Cash Flows From Financing Activities:
Cash provided by the change in other assets	150,000	—
Cash provided by the issuance of common stock	139,152	852,811

	289,152	852,811

Net Increase (Decrease) In Cash	(77,134)	(246,764)
Cash at beginning of period	111,451	324,916

Cash at end of period	$34,317	$78,152

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES
Fair value of consulting services acquired for common stock	$666,468	$528,013

     The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional	Accum-	Stock-
			Paid-In	ulated	holders'
	Shares	Par Value	Capital	Deficit	Equity

Balance November 30, 2000	16,478,350	$164,783	$6,390,082	$(3,232,406)	$3,322,459
Issuance of common stock for cash	1,445,104	14,451	838,360	—	852,811
Issuance of common stock for services	1,950,935	19,510	508,503	—	528,013
Net loss for period	—	—	—	(1,171,861)	(1,171,861)

Balance November 30, 2001	19,874,389	198,744	7,736,945	(4,404,267)	3,531,422
Issuance of common stock for cash	640,639	6,407	132,746	—	139,153
Issuance of common stock for services	6,177,345	61,773	604,695	—	666,468
Net loss for period	—	—	—	(2,263,870)	(2,263,870)

Balance November 30, 2002	26,692,373	$266,924	$8,474,386	$(6,668,137)	$2,073,173

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

1. BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company’s principal business activity is acquiring and developing oil and gas properties. The Company owns 40 wells and operates another 7 wells located in East Texas. Of the 40 wells located in East Texas, 3 wells are currently producing oil and 8 wells have been designated as injection wells. The remaining 29 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Also, the Company has an interest in 7 production wells in Oklahoma. In addition, TBX Resources has the opportunity to drill and exploit 76,800 acres (120 sections) of increased density development leases in the Anadarko Basin in Oklahoma. The Company’s philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company sponsors joint venture partnerships for the purpose of acquiring and developing oil and gas properties for profit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Oil and Gas Revenue

Oil and gas revenue is reported when production is sold. The Company accrues revenue for oil and gas production sold but not paid.

Joint Venture Income and Expenses

The Company sponsors joint venture partnerships. Income from the ventures is generally recorded as funds are transferred from the partnership to the Company. Payments made to the Company in excess of amounts earned are recorded as deferred income. The programs are undertaken on a turnkey basis. Accordingly, all monies raised are recorded as joint venture income and all expenses to acquire, rework and operate the wells are charged to joint venture costs and expenses. Profit is recorded as earned. A provision for loss is reported in the period program costs are estimated to exceed turnkey revenue.

Office Furniture, Fixtures and Equipment

These assets are stated at the Company’s cost and depreciated on an accelerated basis over five to seven years. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed. In the absence of a determination as to whether the reserves that have been found can be classified as proved, TBX Resources carries the costs of drilling such an exploratory well as an asset for no more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves have not been found, TBX Resources assumes that the well is impaired, and charges its costs to expense. Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations. Both proved and unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company’s experience and average holding

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Oil and Gas Properties (continued):

period. Capitalized costs of producing oil and gas, properties, after considering estimated dismantlement and abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

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

Depreciation, Depletion and Amortization

The Company provides for depreciation, depletion and amortization of its investment in producing oil and gas properties on the unit-of-production method, based upon independent reserve engineers’ estimates of recoverable oil and gas reserves from the property.

Investment In Southern Oil & Gas Company, Inc.

The Company’s investment in Southern Oil & Gas Company, Inc. is accounted for by the cost method. The impact of the cost versus equity method (the preferred method) of accounting for the investment is not considered material.

Income Taxes

The Company computes income tax expense using Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. SFAS 109 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted law. The effects of future changes in tax laws and rates are not anticipated.

Earnings Per Share (EPS)

The Company computes earnings per share using Statement of Financial Accounting Standards (SFAS) No. 128, “ Earnings Per Share”. Basic earnings per common share is calculated by dividing net income or loss by the average number of shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Antidilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations.

Stock-Based Compensation

The Company recognizes compensation expense for options granted to employees using the intrinsic value method under Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”. Under this method, compensation to be recognized by the Company for stock options issued is measured by the difference between the quoted market price of the stock at the measurement date less the amount the employee is required to pay. This is an acceptable method of accounting for employee stock options under the more recent Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

New Accounting Pronouncements

On June 29, 2001, the FASB issued SFAS No. 141 “Business Combinations”. SFAS No. 141 supersedes Accounting Principles Board (“APB”) No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has implemented the provisions of SFAS No. 141 and has concluded that the adoption does not have a material impact on the Company’s financial statements.

On June 29, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles”. SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented the provisions of SFAS No. 142 and has concluded that the adoption does not have a material impact on the Company’s financial statements.

On August 15, 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations”. Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company has implemented the provisions of SFAS No. 143 and has concluded that the adoption does not have a material impact on the Company’s financial statements.

During August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal, of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented the provisions of SFAS No. 144 and has concluded that the adoption does not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued Statement NO. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and amendment of that Statement, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-lease back transactions and the required accounting for certain

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

New Accounting Pronouncements (continued)

lease specifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

3. ACCUMULATED OPERATING LOSSES:

At November 30, 2002, the Company had accumulated losses of $6.7 million. The Company’s ability to continue is based on future plans and past successes of its officers. The Company is attempting to raise additional equity funds and to sponsor joint venture partnerships that will be used to develop existing oil and gas properties and/or purchase additional properties. The ability of the Company to attain profitable operations is dependent on the Company operating in an environment of stable prices and increasing production over current levels. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business.

4. AFFILIATED PARTY TRANSACTIONS:

a.	The operator of the East Texas oil and gas leases, Gulftex Operating, Inc. is an affiliate of TBX Resources. Mr. Burroughs, a major stockholder and president of the Company, is the sole shareholder of Gulftex. TBX Resources paid Gulftex $9,600 for both this year and last year for activities associated with operating TBX wells. Included in trade accounts payable at November 30, 2002 is $10,963 due Gulftex Operating for lease operating expenses.

b.	During the current fiscal year, the Company borrowed $100,000 and repaid $60,000 from two of its shareholders. In addition the Company borrowed and additional $120,000 from a company in which Mr. Burroughs is a shareholder. The funds were used to develop its Oklahoma properties. The Company expects to repay the loans within the next twelve months.

c.	Included in loan to affiliate is $25,000 due from Gulftex Operating, Inc. a company owned by Mr. Burroughs, President of the Company.

5. INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC:

On January 6, 1999 the Company purchased a 20% interest in Southern Oil & Gas Company’s (Southern) stock for $200,000. Southern is an oil and gas company that owns oil wells, primarily in northeast Louisiana. When the Company originally purchased its interest in Southern, it also entered into an operations and management contract (the “Operations Contract”) providing that the Company was to be paid the profits of Southern that exceeded $40,000 each month. Because the amounts we were to be paid under the Operations Contract have not materialized and the lower production levels for Southern oil properties, management decided to sell its 20% interest in Southern to avoid a further erosion of its investment amount. The Company sold its interest to the principal shareholder of Southern during in the fourth quarter of the current fiscal year for $60,000 and recorded a loss on the transaction of $140,000.

6. PREPAID CONSULTING AND OTHER:

a.	On March 7, 2002 the Company executed a professional services agreement with Mr. Samuel Warren, President of both Warren Drilling, Inc. and Drill Pipe Industries, Inc. Under the terms of the agreement, which is to run for five years, the Company is receiving assistance in developing new business opportunities and strategies, expanding existing operations, and facilitating any other normal business transactions requested by the Company. The Company compensated Mr. Warren by issuing him 4,271,089 shares of the Company’s common stock valued for the purpose of this transaction at $500,000. The amount is included in prepaid consulting. The Company is amortizing the cost of Mr. Warren’s services over the term of the agreement (5 years). To date, the company has amortized $75,000 of the contract’s value.

b.	The Company let lapse its non-exclusive option to purchase five prospects covering 3,323 acres in Montague County, Texas and charged $150,000 to current operations. The Company has found new acreage that it believes will be more prolific than the Montague County prospect. See discussion of Grasslands I, Limited Partnership” below.

7. COMMITMENTS AND CONTINGENCIES:

a.	The Company executed an Employment Agreement effective December 1, 1999 with Mr. Tim Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. For the twelve months ended November 30, 2001 the Company accrued a bonus of approximately $55,200. No bonuses were paid or accrued for the twelve months ended November 30, 2002. In addition, under the terms of the employment agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares per year of the Company’s common stock for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which the options are exercised. The options are cumulative and allow Mr. Burroughs to exercise his options through November 30, 2004 for a total of 2,500,000 shares. As of November 30, 2002, Mr. Burroughs has the option to purchase 1,500,000 shares of the Company’s common stock. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.

b.	During the current fiscal year, Mr. Burroughs was issued 600,000 shares of common stock in lieu of receiving $60,000 in compensation owed him from the previous fiscal year. The $60,000 was charged to accrued liabilities with an offsetting credit to capital.

c.	The Company is obligated for $30,000 under a new lease agreement for rent of its current office space that terminates on August 31, 2003. Office rent expense for the year ended November 30, 2002 is approximately $29,000.

d.	Gulftex Operating is the bonded operator for TBX Resources and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.

8. AFFILIATED OIL AND GAS JOINT VENTURE PARTNERSHIP:

In September of 2002, the Company formed and is acting as the general partner for the “Grasslands I, Limited Partnership”. The purpose of the partnership is to acquire 2,800 acres for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. The Company is to be reimbursed on a turnkey basis for organization and offering cost, lease acquisition costs and administrative expenses. Revenue earned in the current fiscal year is $88,477 offset by expenses of $49,233.

9. SALE OF OIL AND GAS PROPERTIES:

The Company sold its Bethany Field property in the fourth quarter of the current fiscal year. Management is of the opinion that the costs of re-working, developing and producing this property will not yield an adequate return on its investment. Accordingly, in order to avoid a future drain on the Company’s working capital resources, Management elected to sell all of the Company’s interest in the field to an unrelated party for approximately $60,000. The Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on the transaction of approximately $1,050,000.The Company also sold three of its Oklahoma properties during the first half of this fiscal year. The money was used to both fund the drilling of two development wells in Oklahoma and to support current operations. The Company wrote off the costs of the wells and related depreciation, depletion and amortization and reported a net gain of approximately $46,000 on the transactions.

10. IMPAIRMENT OF OIL AND GAS PROPERTIES:

As of November 30, 2001 impairment loss of $135,000 was recognized for two properties located in East Texas and included as a component of operating expenses. The impairment loss was determined by comparing the future undiscounted net cash flows, as shown in the most recent engineering report, to the Company’s net book value pursuant to FASB Statement No. 121.There was no impairment loss in the current fiscal year.

11. STOCKHOLDERS’ EQUITY:

a.	The Company amended its Articles of Incorporation on July 11, 2001 to grant the Company the authority to issue 10,000,000 shares with a par value of $0.01 (one cent) each all of which shares shall be known as preferred stock. The shares of preferred stock have no preemptive or other subscription rights, have no conversion rights and are not subject to redemption. No personal liability should attach to the ownership of TBX preferred stock. In the event of a liquidation of TBX Resources, the preferred shareholders, if any, would be entitled to their proportionate part of the assets of TBX Resources, but only after the satisfaction of all secured and unsecured creditors. No shares of preferred stock are outstanding at November 30, 2002.

b.	On October 1, 2001 the Company renewed its Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold on reliance of an exemption from registration requirements of the United States Federal and State securities laws under Regulation S promulgated under the Securities Act. The agreement stipulates that CAPL will use its best efforts to purchase from the Company 500,000 restricted shares of common stock (renewable for additional amounts) at a per share price which shall be 38% of the average closing prices of the Company’s shares of common stock as quoted on the OTC Bulletin Board or other public trading market. The Company has the right to accept or reject subscriptions for the shares, in whole or in part. The agreement expired September 30, 2002. The Company sold approximately $140,000 in common stock through CAPL in the current fiscal year. On October 3, 2002 the Company entered into a consulting agreement with Telvest, Inc. Under the terms of the agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3% of all funds raised. The agreement runs through January 31, 2003.

c.	During the current fiscal year, the Company used the services of consultants who received 6,177,345

11. STOCKHOLDERS’ EQUITY (continued):

shares of common stock. The Company recorded the transactions as a $237,187 charge to expense with an offsetting credit to capital.

d.	Options to purchase shares of common stock are not included in the computation of diluted earnings per share because the effect would be antidilutive.

12. INCOME TAXES:

The components of federal income taxes for the current and previous fiscal year are as follows:

	2002	2001

Current tax benefit	$788,200	$473,900
Valuation allowance	(788,200)	(473,900)

Net income tax benefit	$-0-	$-0-

At November 30, 2002, the Company has Federal tax loss carry forwards of approximately $7.6 million available to offset future taxable income. The Federal tax loss carry forwards expire in varying amounts from 2011 to 2021.

13. SUPPLEMENTARY OIL AND GAS INFORMATION -UNAUDITED:

	November 30,

	2002	2001

Capitalized Costs Relating to Oil and Gas
Producing Activities:
Property (acreage costs)- Proved	$705,428	$939,751
Producing assets	1,557,784	2,367,227

	2,263,212	3,306,978
Less: accumulated depreciation and depletion	331,983	254,848

Net Capitalized Costs	$1,931,229	$3,052,130

Costs Incurred in Property Acquisition, Exploration and Development Activities:
Property acquisition costs	$40,429	$939,751
Exploration costs	—	281,172
Development costs	516,070	—

Total	$556,499	1,220,923

Results of Operations for Producing Activities:
Oil and gas sales	$117,232	$170,709
Gain (loss) on sale of properties	(1,009,669)	50,689
Production costs	(114,690)	(150,500)
Depreciation, depletion and amortization	(161,654)	(53,034)
Impairment of oil and gas properties from changing prices	—	(135,000)

	(1,168,781)	(117,136)
Income tax benefit	—	—

Results of Operations Excluding Selling, General and Administrative and Joint Venture Activities	$(1,168,781)	$(117,136)

13. SUPPLEMENTARY OIL AND GAS INFORMATION —UNAUDITED (continued):

Oil and Gas Reserve Quantities

An independent petroleum engineer determined estimated reserves and related valuations for the East Texas properties. Estimates of proved reserves are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development and other factors. Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are expected to be recovered through existing wells, equipment and operating methods. Sufficient production information is not available to prepare an adequate reserve report for seven production wells in Oklahoma. The Company has varying interests in the wells and the reserve quantities would not materially affect the Company’s total estimated reserves and valuations at this time.

Following is a summary of the changes in estimated proved developed and undeveloped oil and gas reserves of the Company, which are located in East Texas, for the years ended November 30, 2002 and 2001:

	Oil	Gas
	(BBL)	(MCF)

Proved reserves November 30, 2000	825,862	1,455,915
Revisions to previous estimates	(66,624)	(37,911)
Production	(4,381)	—
Sales, transfers and retirements	(21,000)	—

Proved reserves November 30, 2001	733,857	1,418,004
Revisions to previous estimates	(6,451)	—
Production	(3,661)	—
Sales, transfers and retirements	(477,355)	(1,418,004)

Proved reserves November 30, 2002	246,390	—

Proved developed reserves:
November 30, 2000	311,735	—
November 30, 2001	254,875	—
November 30, 2002	246,390	—

Standardized Measure of Discounted Cash Flows Relating to Proved Oil and Gas Reserves

Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.

Future cash inflows and future production and development costs are determined by applying year-end prices for 2002 of $21.00/bbl and for 2001, $20.00/bbl and $2.50/MCF and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process. Presented below is the standardized measure of discounted future net cash flows relating to proved oil reserves as of November 30, 2002 and 2001.

13. SUPPLEMENTARY OIL AND GAS INFORMATION-UNAUDITED (continued):

	2002	2001

Future cash inflows	$5,174,180	$18,222,160
Future production costs	(2,631,338)	(8,368,225)
Future development costs	(232,083)	(3,835,412)
Future income tax expense	(785,658)	(2,046,298)

Future net cash flows	1,525,101	3,972,225
10% annual discount for estimated timing of cash flows	(734,641)	(1,913,421)

Standardized measure of discounted future net cash flows relating to proved reserves	$790,460	$2,058,804

Following reconciles the change in the standardized measure of discounted future net cash flow:

December 1, 2000	$6,110,426
Increase (decrease) due to:
Sales of oil and gas produced, net of production costs	(20,209)
Net changes in prices and production costs	(5,007,659)
Net change in future development costs	6,965
Revisions to previous quantity estimates	(962,783)
Net change from sales, transfers and disposals of minerals	(10,116)
Accretion of discount	(191,342)
Net change in income taxes	2,217,559
Other	(84,036)

November 30, 2001	2,058,805
Sales of oil and gas produced, net of production costs	(7,205)
Net changes in prices and production costs	300,765
Net change in future development costs	110,414
Revisions to previous quantity estimates	114,250
Net change from sales, transfers and disposals of minerals	(1,883,551)
Accretion of discount	(601,852)
Net change in income taxes	607,250
Other	91,584

November 30, 2002	$790,460

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

NAME	AGE	POSITION

Tim Burroughs John O. Clayton Sherri Cecotti	43 72 38	President and Director Director Secretary/Treasurer

     TIM BURROUGHS is the President, Chief Financial Officer and founder of TBX Resources, Inc. Mr. Burroughs has been our President and Chief Financial Officer since our company’s inception in 1995. Prior to founding our company, Mr. Burroughs worked for several Dallas/Ft. Worth area based energy companies. Mr. Burroughs also studied business administration at Texas Christian University in Ft. Worth, Texas.

     In addition to serving as the President and Chief Financial Officer of our Company, Mr. Burroughs is also the President of Marketing Research Group, Inc. and Sweetwater Land & Oil Co. These companies were all organized by Mr. Burroughs in 1997 to participate in various opportunities in the oil and gas industry. However, since the organization of these companies, Mr. Burroughs has decided to not aggressively pursue through these companies the business he originally intended and has instead spent the majority of his professional time devoted to our business. In the future, Mr. Burroughs expects to spend little or no time on the business of these other companies. Mr. Burroughs is also the sole shareholder of Gulftex Operating, Inc. oil and gas operating company that performs services on behalf of TBX and from which Mr. Burroughs benefits financially. See “Certain Relationships and Related Transactions.”

     JOHN O. CLAYTON, who was elected to be a Director of our company in August 2000, has served as president and director or Economy Supply Company, Economy Supply Company of Austin, Economy Supply Company of Irving, Economy Supply Company of Dallas, Economy Supply Company of San Antonio and Economy Supply Company of Waco for the period from 1965 to 1991. All of these companies are generally involved in the construction and plumbing supply business. Since 1991, Mr. Clayton has served as the secretary, treasurer and director of all of the above named companies. Mr. Clayton received BSC and MBA degrees from Texas Christian University

     SHERRI CECOTTI is the Secretary-Treasurer and recently joined our company in February 2002. Prior to joining our company Ms. Cecotti was employed by the Expo Design Center/Home Depot, from 1999 to 2002 as an assistant store manager in their central installation office. From 1992-1998 Ms. Cecotti was operations manager for Marshall Fields in Dallas, Texas.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by, or paid to the executive officers named:

NAME AND POSITION	YEAR	ANNUAL SALARY		BONUS

Tim Burroughs	2001	$150,000.00		$55,200
President	2002	$150,000.00		$-0-

Christine Coley	2001	$42,000.00
Christine Coley	2002	$7,200.00	(1)
Sherri Cerotti	2002	$36,500.00
Secretary/Treasurer

(1)	- Resigned position to pursue other opportunities.

     Effective December 1, 1999, we entered into an employment agreement with our President, Mr. Burroughs, whereby Mr. Burroughs shall receive stock options good for five years from the date of issuance to purchase up to 500,000 of our common stock each year at a price which shall not be greater than 50% of the average bid price for our common stock during the previous quarter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

     The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of February 28, 2003:

	NAME AND ADDRESS OF
TITLE OF CLASS	OWNER	AMOUNT OWNED	PERCENT OF CLASS

Common Stock	Tim Burroughs(1) 12300 Ford Road Suite 194 Dallas, TX 75234	1,565,896	5.16%

Common Stock	John O. Clayton(2) 12300 Ford Road Suite 194 Dallas, Texas 75234	93,200	0.31%

Common Stock	Tim Burroughs Family Tr. 12300 Ford Road Suite 194 Dallas, Texas 75234	5,000,000	16.49%

Common Stock	Samuel Warren 5 Cindywood Street Texarkana, TX 75503	3,378,316	11.14%

Total Officers, Directors and Affiliates as a group(4)		10,037,417	33.10%

(1)  Effective December 1, 1999, we entered into an employment agreement with our President, Mr. Burroughs, whereby Mr. Burroughs shall receive stock options good for five years from the date of issuance to purchase up to 500,000 shares of our common stock each year at a price which shall not be greater than 50% of the average bid price for our common stock during the previous year. This right to purchase accumulates so that if Mr. Burroughs does not purchase the shares to which he is entitled from a year, that amount of shares that are not purchased is added to the previous number of shares that Mr. Burroughs may purchase. The result is that Mr. Burroughs shall have the right to acquire an additional 2,500,000 shares of our common stock over a five-year period. Mr. Burroughs currently owns 1,565,896 shares of our common stock and is also currently entitled to purchase 1,500,000 additional shares pursuant to his employment agreement, which results in Mr. Burroughs owning or being currently entitled to purchase a total of 2,500,000 shares of our common stock.

(2)  John O. Clayton currently owns 93,200 shares of our common stock and is also currently entitled to purchase 10,000 additional shares pursuant to an agreement with our company, which results in Mr. Clayton owning or being currently entitled to purchase a total of 109,000 shares of our common stock. . Mr. Clayton’s options to purchase are exercisable for the period commencing August 4, 2000, and terminating August 4, 2005, and provide that these additional shares may be acquired on the basis of $2.50 per share of common stock, if exercised.

(3)  The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Tim Burroughs, our President.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     All of the operations conducted in the field on behalf of our company are conducted by Gulftex Operating, Inc. Our president, Tim Burroughs, owns all of the common stock of Gulftex Operating, Inc. In the past, no compensation was paid to Gulftex Operating, Inc. or Tim Burroughs for the ownership of Gulftex Operating, Inc. or for the management activities conducted by Gulftex Operating, Inc. However, we pay Gulftex Operating, Inc., $800.00 per month for the activities conducted by Gulftex Operating, Inc., in operating our wells.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

NUMBER	EXHIBIT

10.1	Letter Agreement for Bethany Northeast Unit #3
99.1	Certification of Officers

We did not file reports on Form 8-K during the current fiscal year ending November 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2003

(Registrant)	TBX Resources, Inc.

By (Signature and Title):	/s/ Tim Burroughs Tim Burroughs, President, Chief Financial Officer and Director

/s/ John O. Clayton John O. Clayton, Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND FINANCIAL OFFICER

UNDER SECURITIES AND EXCHANGE ACT RULES 13a-14 AND 15d-14

      I, Tim Burroughs, certify that:

(1)	I have reviewed this Annual Report on Form 10-KSB of TBX Resources, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4)	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (“Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Dated this 5th day of March 2003.

/s/ TIM BURROUGHS Tim Burroughs
Chief Executive Officer and
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1	Letter Agreement for Bethany Northeast Unit #3

99.1	Certification of Officers