Form 10QSB
period 2003-02-28
TBX RESOURCES INC
filed 2003-04-15
CIK 1108645

UNITED STATES
SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDING: February 28, 2003

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

Issuer’s telephone number (972) 243-2610

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,820,789 common shares, par value $0.01 per share, as of April 11, 2003.

Transitional Small Business Disclosure Format (check one) Yes [    ] No [ x ]

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TBX RESOURCES, INC.
BALANCE SHEET
FEBRUARY 28, 2003
(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$1,967
Trade accounts receivable	19,475
Loans to affiliates	63,897
Prepaid consulting fees	105,000

Total current assets	190,339

Equipment and Property
Office furniture, fixtures and equipment	117,086
Oil and gas properties, using successful efforts accounting Proved properties and related equipment	2,267,325

2,384,411
Less accumulated depreciation, depletion and amortization	487,329

Total equipment and property	1,897,082

Prepaid Consulting and Other	302,755

Total Assets	$2,390,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$115,226
Loan from affiliate	145,000
Taxes payable	15,570
Accrued compensation	—
Deferred income-Grasslands	153,523

Total current liabilities	429,319

Commitments and Contingencies	—
Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 30,575,373 shares outstanding at February 28, 2003	305,754
Additional paid-in capital	8,549,124
Accumulated deficit	(6,894,021)

Total stockholders’ equity	1,960,857

Total Liabilities and Stockholders’ Equity	$2,390,176

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For The Three Months Ended

	Feb. 28, 2003	Feb. 28, 2002

Revenues:
Oil and gas sales	$77,389	$21,609
Gain on sale of interest in producing properties	—	128,824

Total revenues	77,389	150,433

Expenses:
Lease operating and taxes	38,277	31,513
General and administrative	185,646	223,048
Depreciation, depletion and amortization	79,590	36,383

Total expenses	303,513	290,944

Operating Loss	(226,124)	(140,511)
Other Income (Expense):
Interest and other	240	257

Loss Before Provision for Income Taxes	(225,884)	(140,254)
Provision for income taxes	—	—

Net Loss	$(225,884)	$(140,254)

Net Loss Per Common Share, Basic and Diluted	$(0.01)	$(0.01)

Weighted average common shares used in per share calculations:
Basic and Diluted	30,017,206	20,368,197

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended

	Feb. 28, 2003	Feb. 28, 2002

Cash Flows From Operating Activities:
Net loss	$(225,884)	$(140,254)
Adjustments to reconcile net loss to net cash flow from operating activities:
Gain on the sale of oil and gas interests	—	(128,824)
Depreciation, depletion and amortization	79,590	36,383
Non-cash consulting services	31,000	80,000
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(12,251)	5,544
Affiliate receivables	(38,897)	(7,069)
Other receivables	—	(48,025)
Other current assets	667	70,750
Increase (decrease) in:
Accounts payable	9,637	(49,586)
Loan from affiliate	(15,000)	120,000
Taxes payable	338	(3,170)
Deferred income	35,000	—

Net cash provided by (used) for operating activities	(135,800)	(64,251)

Cash Flows From Investing Activities:
Cash provided by sale of oil and gas interests	—	92,530
Cash used in the acquisition and development of properties	(10,118)	(149,463)

	(10,118)	(56,933)

Cash Flows From Financing Activities:
Cash provided by the issuance of common stock	113,568	115,606

	113,568	115,606

Net Increase (Decrease) In Cash	(32,350)	(5,578)
Cash at beginning of period	34,317	111,451

Cash at end of period	$1,967	$105,873

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional	Accum-	Total
			Paid-In	ulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance November 30, 2002	26,692,373	$266,924	$8,474,386	$(6,668,137)	$2,073,173
Issuance of common stock for cash	3,808,000	38,080	69,488	—	107,568
Issuance of common stock for services	75,000	750	5,250	—	6,000
Net loss for period	—	—	—	(225,884)	(225,884)

Balance February 28, 2003	30,575,373	$305,754	$8,549,124	$(6,894,021)	$1,960,857

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FEBRUARY 28, 2003

1.	BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company’s principal business activity is acquiring and developing oil and gas properties. The Company owns 40 wells and operates another 7 wells located in East Texas. Of the 40 wells located in East Texas, 3 wells are currently producing oil and 8 wells have been designated as injection wells. The remaining 29 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Also, the Company has an interest in 7 proven wells in Oklahoma. In addition, TBX Resources has the opportunity to exploit 76,800 acres that is 120 sections of prime increased density development leases in the Anadarko Basin in Oklahoma. The Company’s philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored joint venture development partnerships for the purpose of developing oil and gas properties for profit.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation — The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions to Form 10-QSB of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s quarterly financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2002 (including the notes thereto) set forth in Form 10-KSB.

In the opinion of Management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of February 28, 2003, results of operations, cash flows and stockholders’ equity for the three months ended February 28, 2003 and 2002 have been made. Operating results for the three months ended February 28, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Net Loss Per Common Share- Stock options are excluded from the calculation of net loss per common share because they are antidilutive.

Recent Accounting Pronouncement — In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”. Under the provisions of Interpretation No. 46, certain variable interest entities, often referred to as “Special Purpose Entities”, are required to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do no have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is effective for all entities created or acquired prior to February 1, 2003. The provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has implemented the provisions of FASB Interpretation No. 46 and has concluded that the adoption does not have a material impact on the Company’s financial statements.

3.	SIGNIFICANT TRANSACTIONS:

a.	During the six months ended February 28, 2003, the Company used the services of consultants who received 75,000 share of common stock. The Company recorded the transactions as a $6,000 charge to expense with an offsetting credit to capital.

b.	The Company completed reworking two East Texas wells in the current quarter at a cost of approximately $15,000. Monthly gross production from these wells is projected to be 450 barrels of oil.

c.	During the current quarter, the Company paid back $15,000 of a $40,000 loan from its president, Mr. Tim Burroughs. In addition, the Company advanced approximately $39,000 to a company in which Mr. Burroughs is a shareholder. The funds paid were used for marketing activities on behalf of the Company. The Company expects to be repaid by the end of the current fiscal year.

d.	The Company executed an Employment Agreement effective December 1, 1999 with Mr. Tim Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company’s common stock a year for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which the options are exercised. The options are cumulative which allows Mr. Burroughs to exercise the options through November 30, 2004 for a total of 2,500,000 shares. As of November 30, 2002, Mr. Burroughs has the option to purchase 1,500,000 shares of the Company’s common stock. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.

e.	On October 3, 2002 the Company entered into a consulting agreement with Telvest, Inc. Under the terms of the agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3% of all funds raised. The agreement ran through January 31, 2003. The company raised approximately $108,000 in equity capital under this agreement.

f.	In September of 2002, the Company formed and is acting as the general partner for the “Grasslands I, Limited Partnership”. The purpose of the partnership is to acquire 2,800 acres for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. The Company is to be reimbursed on a turnkey basis for organization and offering cost, lease acquisition costs and administrative expenses. Revenue earned to date is $88,477 offset by expenses of $49,233. As of February 28, 2003 the Company has deferred income of approximately $133,000 relate to the venture.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

DESCRIPTION OF PROPERTIES

     GENERAL: The following is information concerning production from our oil and gas wells, and our productive wells and acreage and undeveloped acreage. Our oil and gas properties are located within the northern part of the east Texas salt basin. The earliest exploration in this area dates back to the early 1920s and 1930s, when frontier oil producers were exploring areas adjacent to the famous “east Texas field” located near the town of Kilgore, Texas. We have leasehold rights in three oil and gas fields located in Gregg, Hopkins, Franklin, Panola, and Wood Counties, Texas. We also acquired several wells and acreages in Oklahoma, which are described below after the Texas properties.

     RESERVES REPORTED TO OTHER AGENCIES. We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.

     PROPERTIES. The following is a breakdown of our properties:

	Gross Producing	Net Producing Well
Name of Field	Well Count	Count

East Texas Field	0	0
Mitchell Creek & Talco Field (1)	1	1
Manziel & Quitman Field	2	2

     The following information pertains to our properties as of February 28, 2003:

			PROVED	PROVED			PERCENTAGE OF
	PROVED	PROVED	DEVELOPED	DEVELOPED	CURRENT		RESERVES IN FIELD
	RESERVES:	RESERVES:	RESERVES:	RESERVES:	PRODUCTION		TO TOTAL RESERVES
NAME OF	OIL	GAS	OIL	GAS	OIL:		HELD BY THE
FIELD	(bbls)	(mcf)	(bbls)	(mcf)	(bbls) (1)		COMPANY

East Texas Field	8,332	0	8,332	0	0	oil	3.5
						gas	0
Mitchell Creek & Talco Field	100,151	0	100,151	0		oil	42.5
					148	gas	0
Manziel & Quitman Field	136,952	0	136,952	0	484	oil	54.0
						gas	0

(1)	The current production figure specified above is for the production for the month of February 2003.

PRODUCTIVE WELLS AND ACREAGE

		Net			Total Gross	Net
	Total Gross	Productive	Total Gross	Net Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres

East Texas Region	32	32	0	0	1,171.2	1,166.34

Notes:

1.     Total Gross Oil Wells were calculated by subtracting 8 wells designated as Injection Wells and 21 wells either sold or plugged and abandoned from the 69 wells owned and/or operated by TBX Resources, Inc as of November 30, 1999.

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

ANADARKO BASIN- WESTERN OKLAHOMA

No additional working interests were purchased in the current fiscal year. Six of the seven wells we currently hold an interest in are producing gas. The seventh well has not been put on line as of February 28, 2003. Although the wells are currently producing natural gas there can be no assurance that they will continue to do so.

In addition to the above described wells we own working interests in two lease tracts; one located in Ellis County, Oklahoma with a gross acreage interest of 27.5% in 1,505 acres and the second located in Canadian County, Oklahoma, constituting a gross acreage interest of 20% in 240 acres. The leases were purchased for the sum of $83,700 and $19,200, respectively.

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

CRITICAL ACCOUNTING POLICIES

     A summary of significant accounting policies is included in Note 2 to the audited financial statements included on Form 10-KSB for the year ended November 30, 2002 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

RECENT DEVELOPMENTS

     In September of the previous year, we obtained an option to purchase 2,800 acres of oil and gas leases in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. In October 2002, we formed the “Grasslands I, Limited Partnership” in which we are acting as the General Partner for the purpose of acquiring the Wise County acreage for development drilling. The Company has a 20% interest in the Partnership and is reimbursed on a turnkey basis for 100% of the organization and offering costs, lease acquisition costs and administrative expenses. Our cumulative revenue from the Partnership is $88,477 offset by our expenses of $49,233. On October 3, 2002, we entered into a consulting agreement with Telvest, Inc. Under the terms of this agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3 % of all funds raised. The agreement ran through January 31, 2003.

RESULTS OF OPERATIONS

     The Company incurred an operating loss of $226,124 for the three months ended February 28, 2003 as compared to an operating loss of $140,511 for the three months ended February 28, 2002. The decrease in the operating loss of $85,613, 60.9%, is discussed below.

Revenue — Total revenue decreased $73,044, 48.5%, from $150,433 for the three months ended February 28, 2002 to $77,389 for the three months ended February 28, 2003.

During the three months ended February 28, 2002, the Company generated approximately $21,609 in revenue from oil and gas sales as compared to $77,389 for the three months ended February 28, 2003. The $55,780 increase was primarily due to and adjustment of previous years sales from the Company’s East Texas properties.

During the three months ended February 28, 2002, the Company generated approximately $128,824 in profits from the sale of a partial interest in two of its Oklahoma oil and gas properties. There were no sales of Company oil and gas interests during the same period this year.

Expenses — Total expenses increased $12,569, 4.3%, from $290,944 for the three months ended February 28, 2002 to $303,513 for the three months ended February 28, 2003.

Lease operating and taxes increased $6,764, 46.5%, from $31,513 for the three months ended February 28, 2002 to $38,277 for the three months ended February 28, 2003. The increase is primarily the result of an increase in work over expenses for two of our East Texas properties offset by a decrease in lease operating expenses on our Oklahoma properties as a result of the previous year’s sales of working interests.

General and administrative expenses decreased approximately $37,402, 16.7%, from $223,048 for the three months ended February 28, 2002 to $185,646 for the three months ended February 28, 2003. The decrease is primarily attributable to a decrease in various professional and consulting fees of $61,797, offset by an increase in payroll expense of $5,342 and other general expenses of $19,053.

Depreciation, depletion and amortization increased $43,207 from $36,383 for the three months ended February 28, 2002 to $77,389 for the three months ended February 28, 2002. The increase is due to a change in estimate of future lives of our properties. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

Other Income - Other income decreased from $257 for the three months ended February 28, 2002to $240 for the three months ended February 28, 2003. The $17 decrease is attributable a reduction in the Company’s money market cash account.

Provision for Income Taxes — The Company has not provided for tax benefits associated with its losses for the three months ended February 28, 2003 and February 28, 2002.

Net loss — The Company’s net loss increased approximately $85,630, 61.0%, from $140,254 for the three months ended February 28, 2002 to $225,884 for the three months ended February 28, 2003. The increase in the loss is attributable to a decrease in revenue totaling $73,044 and a reduction in general and administrative expenses of $37,402 offset by an increase in lease operating expenses of $6,764 and an increase in depreciation, depletion and amortization of $43,207.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 2003, we have total assets of $2,390,176 of which net oil and gas properties amount to $1,897,082 or 79.3% of the total assets. The Company’s accumulated losses through February 28, 2003 totaled $6,894,021. At February 28, 2003, we have $1,967 in cash and money market accounts. Our ratio of current assets to current liabilities is 0.4:1; we have no long-term debt. As of February 28, 2003, our shareholders equity was a positive $2,96,857.

     We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties and loans from affiliates. The Company’s cash used for operating activities totaled $135,800 and $64,251 for the three months ended February 28, 2003 and February 28, 2002, respectively. Cash provided by the disposal of oil and gas properties totaled $92,530 in the previous year while there were no sales for the same period this year. The Company’s capital investments totaled $10,118 and $149,463 for the three months ended February 28, 2003 and February 28, 2002, respectively. Cash provided by the sale of common stock totaled $113,568 during the three months ended February 28, 2003 while cash provided by the sale of common stock totaled $115,606 for the same period last year.

     PLAN OF OPERATION FOR THE FUTURE. We currently expect to generate sufficient revenues from the sale of our production to pay all costs associated with our company for at least the following twelve months. We think that this sufficient revenue will come from two sources: increased prices for oil production and increased number of wells brought on-line. Specifically, over the past twelve months, the price paid for oil production in the area in which our wells are located has increased significantly. This increase in oil price has made it to where more of our wells are capable of commercial production such that those wells that have been shut in may be reopened and production commenced therefrom, thus additionally increasing our revenues. However, our existing plan is subject to alterations based on opportunities that may present themselves. These plans may involve increased joint venture activities and selling additional shares of our common stock.

     We may purchase new oil and gas properties or additional equipment to operate same. Any such additional purchases will be done on an “as needed” basis and will only be done in those instances in which we believe such additional expenditures will increase our profitability. Our ability to acquire additional properties or equipment is strictly contingent upon our ability to locate adequate financing to pay for these additional properties or equipment. There can be no assurance that we will be able to obtain the opportunity to buy properties or equipment that are suitable for our investment or that we may be able to obtain financing to pay for the costs of these additional properties or equipment at terms that are acceptable to us. Additionally, if economic conditions justify the same, we may hire additional employees although we do not currently have any definite plans to make additional hires.

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

     We do not currently have any material commitments for capital expenditures of which we are aware. However, if we decide to purchase additional oil and gas properties, the funds we would need to acquire such properties could be material. However, we will not acquire properties without obtaining, in advance, suitable financing to fund the purchase of such properties. In general, although conditions have improved over the past six months, many financial institutions are reluctant to loan amounts to oil and gas companies, primarily based upon the significant oil price fluctuations during the past twenty-four months. As a general rule, as the price of oil increases, the ability to obtain financing for projects in the oil and gas industry increases. However, because of the cycles experienced in the oil and gas industry, there can be no assurance that we will be able to obtain financing for projects it wishes to pursue, regardless of the economic viability we envision for the project, if institutional funds are not available. We currently do not have any firm commitments by anyone to loan or otherwise make available to us funds necessary to conduct our operations.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None.

Item 2. CHANGES IN SECURITIES

     During the three months ended February 28, 2003, the Company sold 3,808,000 shares of its common stock under a consulting agreement with Televest, Inc. that expired on January 31, 2003. In addition, the Company issued 75,000 shares of common stock to a consultant for services rendered.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our President/Chief Financial Officer conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the “Evaluation Date”). Based on the evaluation, our President/Chief Financial Officer has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date set forth above.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

     None.

Item 5. OTHER INFORMATION

     None.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     99.1 Certification of Sole Director and Officer Re: Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE: April 14, 2003

SIGNATURE: /s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER

CERTIFICATION

I, Tim Burroughs, Chief Executive and Financial Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of TBX Resources, Inc., a Texas Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Tim Burroughs

Tim Burroughs, Chief Executive and Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

99.1	Certification of Chief Executive and Financial Officer Re: Sarbanes-Oxley Act of 2002