Form 10QSB
period 2003-05-31
TBX RESOURCES INC
filed 2003-07-14
CIK 1108645

UNITED STATES
SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING May 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,622,537 July 7, 2003

Transitional Small Business Disclosure Format (check one) Yes ☐     No ☒

TBX Resources, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TBX RESOURCES, INC.
BALANCE SHEET
MAY 31, 2003
(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$2,957
Trade accounts receivable	20,478
Loans to affiliates	26,114
Prepaid consulting fees	100,000

Total current assets	149,549

Equipment and Property
Office furniture, fixtures and equipment	117,086
Oil and gas properties, using successful efforts accounting
Proved properties and related equipment	1,582,862

1,699,948
Less accumulated depreciation, depletion and amortization	561,841

Total equipment and property	1,138,107

Prepaid Consulting and Other	280,426

Total Assets	$1,568,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$101,583
Loan from affiliate	145,000
Taxes payable	15,605
Deferred income-Grasslands	205,295

Total current liabilities	467,483

Commitments and Contingencies	—
Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares;
no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares;
30,575,373 shares outstanding at May 31, 2003	305,754
Additional paid-in capital	8,549,124
Accumulated deficit	(7,754,279)

Total stockholders’ equity	1,100,599

Total Liabilities and Stockholders’ Equity	$1,568,082

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended

	May 31, 2003	May 31,2002	May 31, 2003	May 31, 2002

Revenues:
Revenues:
Oil and gas sales	$33,625	$46,003	$112,162	$74,792
Gain on sale of oil & gas properties	—	—	—	46,071

Total revenues	33,625	46,003	112,162	120,863

Expenses:
Lease operating and taxes	16,891	30,034	45,307	61,721
General and administrative	134,046	229,852	318,450	446,965
Loss on sale and abandonment of oil & gas properties	675,935	82,631	671,197	—
Depreciation, depletion and amortization	84,153	28,607	163,743	64,990

Total expenses	911,025	371,124	1,198,697	573,676

Operating Loss	(877,400)	(325,121)	(1,086,535)	(452,813)
Other Income (Expense):
Interest and other	153	277	393	535

Net Loss Before Provision for Income Taxes	(877,247)	(324,844)	(1,086,142)	(452,278)
Provision for income taxes	—	—	—	—

Net Loss	$(877,247)	$(324,844)	$(1,086,142)	$(452,278)

Net Loss Per Common Share, Basic and Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares used in calculations:
Basic and diluted	30,017,206	23,799,154	30,017,206	23,799,154

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended

	May 31, 2003	May 31, 2002

Cash Flows From Operating Activities:
Net loss	$(1,086,142)	$(452,278)
Adjustments to reconcile net loss to net cash flow from operating activities:
Loss (gain) on the disposal of oil and gas interests	671,197	(46,071)
Depreciation, depletion and amortization	163,743	64,990
Non-cash consulting services	50,000	123,000
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(13,255)	(18,931)
Affiliate receivables	(1,089)	—
Other receivables	—	(48,716)
Other current assets	5,662	75,442
Increase (decrease) in:
Accounts payable	(3,633)	(55,332)
Loan from affiliate	(15,000)	170,000
Taxes payable	373	(6,031)
Deferred income	86,772	—

Net cash provided by (used) for operating activities	(141,372)	(193,927)

Cash Flows From Investing Activities:
Cash used in the acquisition and development of properties	(3,556)	(302,564)
Cash provided by sale of oil and gas interests	—	255,530

	(3,556)	(47,034)

Cash Flows From Financing Activities:
Cash provided by the issuance of common stock	113,568	170,938

	113,568	170,938

Net Increase (Decrease) In Cash	(31,360)	(70,023)
Cash at beginning of period	34,317	111,451

Cash at end of period	$2,957	$41,428

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of consulting services acquired for common stock	$—	$500,000

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional	Accum-	Total
			Paid-In	ulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance November 30, 2002	26,692,373	$266,924	$8,474,386	$(6,668,137)	$2,073,173
Issuance of common stock for cash	3,808,000	38,080	69,488	—	107,568
Issuance of common stock for services	75,000	750	5,250	—	6,000
Net loss for period	—	—	—	(1,086,142)	(1,086,142)

Balance May 31, 2003	30,575,373	$305,754	$8,549,124	$(7,754,279)	$1,100,599

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MAY 31, 2003

1. BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company’s principal business activity is acquiring and developing oil and gas properties. The Company owns 23 wells and operates another 7 wells located in East Texas. Of the 23 wells located in East Texas, 4 wells are currently producing oil and 2 wells have been designated as injection wells. The remaining 17 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. In addition, the Company has a 25% interest in 11 East Texas wells. Also, the Company has an interest in 6 proven wells in Oklahoma. TBX Resources has the opportunity to exploit 76,800 acres that is 120 sections of prime increased density development leases in the Anadarko Basin in Oklahoma. The Company’s philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored joint venture development partnerships for the purpose of developing oil and gas properties for profit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions to Form 10-QSB of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s quarterly financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2002 (including the notes thereto) set forth in Form 10-KSB.

In the opinion of Management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of May 31, 2003, results of operations, cash flows and stockholders’ equity for the six months ended May 31, 2003 and 2002 have been made. Operating results for the six months ended May 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Net Loss Per Common Share – Stock options are excluded from the calculation of net loss per common share because they are antidilutive.

Recent Accounting Pronouncement – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”. Under the provisions of Interpretation No. 46, certain variable interest entities, often referred to as “Special Purpose Entities”, are required to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do no have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is effective for all entities created or acquired prior to February 1, 2003. The provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has implemented the provisions of FASB Interpretation No. 46 and has concluded that the adoption does not have a material impact on the Company’s financial statements.

3. SIGNIFICANT TRANSACTIONS:

a.	During the current quarter, the Company wrote-off most of its investment in the Talco Field property in East Texas. The Company wrote-off 75% of the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on the property of approximately $484,424. This was a non-producing property; accordingly there were no income or expense items associated with this property during the current fiscal year. In addition, the Company abandoned its Union City prospect in Oklahoma. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $191,511. Union City was a non-producing property; accordingly there were no income or expense items associated with this property during the current fiscal year.

b.	During the six months ended May 31, 2003, the Company used the services of consultants who received 75,000 share of common stock. The Company recorded the transactions as a $6,000 charge to expense with an offsetting credit to capital.

c.	The Company completed reworking two East Texas wells at a cost of approximately $15,000. Monthly gross production from these wells is projected to be 450 barrels of oil.

d.	During the previous quarter, the Company paid back $15,000 of a $40,000 loan from its president, Mr. Tim Burroughs. In addition, the Company advanced approximately $39,000 to a company in which Mr. Burroughs is a shareholder. The funds advanced are to be used for marketing activities on behalf of the Company. As of May 31, 2003, the Company was repaid all but $1,114 of the $39,000 advanced. The Company owes $125,000 to a company in which Mr. Burroughs is the sole shareholder. The Company expects to pay back the loan from operating revenue by the end of the current fiscal year.

e.	The Company executed an Employment Agreement for three years effective December 1, 1999 with Mr. Tim Burroughs, President. Under the terms of the agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company’s common stock a year for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which the options are exercised. The options are cumulative thus allowing Mr. Burroughs to exercise the options through November 30, 2004 for a total of 2,500,000 shares. As of November 30, 2002, Mr. Burroughs has the option to purchase 1,500,000 shares of the Company’s common stock. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.

f.	On October 3, 2002 the Company entered into a consulting agreement with Telvest, Inc. Under the terms of the agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3% of all funds raised. The agreement ran through January 31, 2003. The company raised approximately $108,000 in equity capital under this agreement.

g.	In September of 2002, the Company formed and is acting as the general partner for the “Grasslands I, Limited Partnership”. The purpose of the partnership is to acquire 2,800 acres for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. The Company is to be reimbursed on a turnkey basis for organization and offering cost, lease acquisition costs and administrative expenses. Revenue earned to date is $88,477 offset by expenses of $49,233. As of May 31, 2003 the Company has deferred income of approximately $205,000 relate to the venture.

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

RECENT DEVELOPMENTS

     During the current quarter, the Company recorded a loss on its Talco Field property in East Texas due to expired leases. The Company wrote-off 75% of the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss of approximately $484,424. By abandoning the property at this time, the Company was able to avoid a remedial liability estimated to be approximately $200,000. The property was shut-in; accordingly, there were no income or expense items associated with this property during the current fiscal year. The property is currently being leased by a company in which our president, Tim Burroughs is the sole shareholder. The Company has a 25% working interest in the property that is valued at $161,475 (25% of the November 28, 2002 net book value). Thus, the Company will participate in the potential increased production from this property without incurring any development costs. Management is of the opinion the 25% interest in the developed property may yield net income of approximately $400,000 in the first full year of production alone. In addition, the Company plugged and abandoned its Union City prospect that was located in Oklahoma. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $191,511. Union City was a non-producing property; accordingly, there were no income or expense items associated with this property during the current fiscal year.

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

     PROPERTIES. The following is a breakdown of our properties:

Name of Field	Gross Producing Well Count	Net Producing Well Count

East Texas Field	0	0
Mitchell Creek & Talco Field (1)	1	1
Manziel & Quitman Field (1)	3	3

The following information pertains to our properties as of May 31, 2003:

			PROVED	PROVED		PERCENTAGE OF
	PROVED	PROVED	DEVELOPED	DEVELOPED	CURRENT	RESERVES IN FIELD
	RESERVES:	RESERVES:	RESERVES:	RESERVES:	PRODUCTION	TO TOTAL RESERVES
NAME OF	OIL	GAS	OIL	GAS	OIL:	HELD BY THE
FIELD	(bbls)	(mcf)	(bbls)	(mcf)	(bbls) (1)	COMPANY

East Texas Field	8,332	0	8,332	0	0	oil	4.9
						gas	0
Mitchell Creek & Talco Field	43,805	0	43,805	0	154	oil	14.7
						gas	0
Manziel & Quitman Field	136,952	0	136,952	0	482	oil	80.4
						gas	0

(1)	The current production figure specified above is for the production for the month of May 2003.

PRODUCTIVE WELLS AND ACREAGE

		Net			Total Gross	Net
	Total Gross	Productive	Total Gross	Net Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres

East Texas Region	32	23.75	0	0	1,166.34	920.34

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

Geographic Area	Gross Acres	Net Acres

East Texas Region	1,166.34	920.34

Note:

1.     Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage.

ANADARKO BASIN- WESTERN OKLAHOMA

No additional working interests were purchased in the current fiscal year. Six of the seven wells we currently hold an interest in are producing gas. The seventh well has not been put on line as of May 31, 2003. Although the wells are currently producing natural gas there can be no assurance that they will continue to do so.

In addition to the above described wells we own working interests in two lease tracts; one located in Ellis County, Oklahoma with a gross acreage interest of 27.5% in 1,505 acres and the second located in Canadian County, Oklahoma, constituting a gross acreage interest of 20% in 240 acres. The leases were purchased for the sum of $83,700 and $19,200, respectively. The Company also has a 3% interest in 640 acres in Beckham County, Oklahoma.

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

RESULTS OF OPERATIONS

The Company incurred an operating loss of $1,086,142 for the six months ended May 31, 2003 as compared to an operating loss of $452,278 for the six months ended May 31, 2002. The increase in the operating loss of $633,864, 140.1%, is discussed below.

Revenues – Revenues generated from oil and gas sales and the disposal of oil and gas properties decreased $8,701, 7.2%, from $120,863 for the six months ended May 31, 2003 to $112,162 for the six months ended May 31, 2003.

During the six months ended May 31, 2002, the Company sold its interest in three producing Oklahoma properties for approximately $255,000 in cash. The Company wrote off the costs of the wells and related depreciation, depletion and amortization and reported a net gain of approximately $46,000 on the transactions. The Company has no sales of oil and gas properties for the six months ended May 31, 2003.

During the six months ended May 31, 2003, the Company generated approximately $112,162 in revenue from oil and gas sales as compared to $74,792 for the six months ended May 31, 2002. The $33,370, 50.0%, increase was primarily due to the payment of prior years oil runs for the correction of an error by one of the Company’s oil purchasers. During the past six months, oil sales on the Texas properties increased approximately $28,000 due to the production from two additional wells brought on-line during the current fiscal year. The majority of the Texas wells remain shut-in awaiting re-work or the designation as injection wells. Revenue from the Company’s Oklahoma properties decreased approximately $46,000 in the current fiscal year that resulted from last year’s sale of the Company’s interest in three producing properties (see above) and a decline in production from the remaining properties. Production is expected to increase in the last half of the year with the addition of production from one new gas well.

Expenses – Total expenses increased $625,021, 109.0%, from $573,676 for the six months ended May 31, 2002 to $1,198,697 for the six months ended May 31, 2003.

Lease operating and taxes decreased $16,414, 26.6%, from $61,721 for the six months ended May 31, 2002 to $45,307 for the six months ended May 31, 2003. The decrease is primarily the result of decreased expenses for the Texas oil wells and to a lesser extent the sale of the Company’s interest in three Oklahoma gas wells.

General and administrative expenses decreased approximately $128,515, 28.8%, from $446,965 for the six months ended May 31, 2002 to $318,450 for the six months ended May 31, 2003. The decrease is primarily due to lower consulting fees, professional fees, public relations and contract labor expenses offset somewhat by higher compensation and employee related costs, and general expenses.

Loss on oil and gas properties was $671,197 for the six months ended May 31, 2003. The Company wrote-off 75% of the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $479,686. In addition, the Company plugged and abandoned its Union City prospect that was located in Oklahoma. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $191,511. There were no comparable losses for the same period last year.

Depreciation, depletion and amortization increased $98,753, 152.0%, from $64,990 for the six months ended May 31, 2002 to $163,743 for the six months ended May 31, 2003. The increase is due to a change in estimate of future lives of our properties. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

Other Income – Other income decreased from $535 for the six months ended May 31, 2002 to $393 for the six months ended May 31, 2003. The $142 decrease is attributable a reduction in the Company’s money market cash account.

Provision for Income Taxes – The Company has not provided for tax benefits associated with its losses for the six months ended May 31, 2003 and May 31, 2002.

Net loss – The Company’s net loss increased approximately $633,864, 140.1%, from $452,278 for the six months ended May 31, 2002 to $1,086,142 for the six months ended May 31, 2003. The increase in the loss is primarily attributable to the abandonment of the Company’s Talco and Union City properties and to a much lesser extent compensation and employee related costs and general expenses offset by decreases in consulting and professional fees, public relations and contract labor costs.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 2003, we have total assets of $1,568,082 of which net oil and gas properties amount to $1,130,528 or 72.1% of the total assets. The Company’s accumulated losses through May 31, 2003 totaled $7,754,279. At May 31, 2003, we have $2,957 in cash and money market accounts. Our ratio of current assets to current liabilities is 0.3:2; we have no long-term debt. As of May 31, 2003, our shareholders equity was a positive $1,100,599.

     We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties and loans from affiliates. The Company’s cash used for operating activities totaled $141,372 and $193,927 for the six months ended May 31, 2003 and May 31, 2002, respectively. Cash provided by the disposal of oil and gas properties totaled $255,530 in the previous year while there were no sales for the same period this year. The Company’s capital investments totaled $3,556 and $302,564 for the six months ended May 31, 2003 and May 31, 2002, respectively. Cash provided by the sale of common stock totaled $113,568 during the six months ended May 31, 2003 while cash provided by the sale of common stock totaled $170,938 for the same period last year.

     PLAN OF OPERATION FOR THE FUTURE. We currently expect to generate sufficient revenues from the sale of production to pay all costs associated with our company for at least the following twelve months. We think that this sufficient revenue will come from two sources: increased prices for oil production and increased number of wells brought on-line. Specifically, over the past twelve months, the price paid for oil production in the area in which our wells are located has increased significantly. This increase in oil price has made it to where more of our wells are capable of commercial production such that those wells that have been shut in may be reopened and production commenced therefrom, thus additionally increasing our revenues. However, our existing plan is subject to alterations based on opportunities that may present themselves. These plans may involve increased joint venture activities and selling additional shares of our common stock.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS                      None.

Item 2. CHANGES IN SECURITIES

     During the six months ended May 31, 2003, the Company sold 3,808,000 shares of its common stock under a consulting agreement with Televest, Inc. that expired on January 31, 2003. In addition, the Company issued 75,000 shares of common stock to a consultant for services rendered.

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

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

EXHIBITS:

99.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE: July 11, 2003

SIGNATURE: /s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER

CERTIFICATION

I, Tim Burroughs, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-QSB of TBX Resources, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4)	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

(b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (“Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

(5)	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors (or persons performing the equivalent function):

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

(6)	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 11th day of July 2003

/s/ Tim Burroughs
Tim Burroughs
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

99.1 Certification of Officer Re: Sarbanes-Oxley Act of 2002