Form 10QSB
period 2003-08-31
TBX RESOURCES INC
filed 2003-10-15
CIK 1108645

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING AUGUST 31, 2003

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

Yes       ☒            No          ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,819,701 on October 14, 2003

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

TBX Resources, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TBX RESOURCES, INC.
BALANCE SHEET
AUGUST 31, 2003
(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$568
Trade accounts receivable	17,864
Loans to affiliates	6,369
Prepaid consulting fees	100,710
Total current assets	125,511

Equipment and Property
Office furniture, fixtures and equipment	117,693
Oil and gas properties, using successful efforts accounting Proved properties and related equipment	1,578,986
1,696,679
Less accumulated depreciation, depletion and amortization	643,384
Total equipment and property	1,053,295

Prepaid Consulting and Other	255,369
Total Assets	$1,434,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$101,605
Loan from affiliate	145,000
Taxes payable	17,795
Deferred income-Grasslands	205,295
Total current liabilities	469,695

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 30,575,373 shares outstanding at August 31, 2003	308,197
Additional paid-in capital	8,558,426
Accumulated deficit	(7,902,143)
Total stockholders’ equity	964,480
Total Liabilities and Stockholders’ Equity	$1,434,175

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	Aug. 31, 2003	Aug. 31, 2002	Aug. 31, 2003	Aug. 31, 2002

Revenues:
Oil and gas sales	$33,444	$26,656	$147,539	$101,780
Joint venture management fees	152,287	—	152,287	—
Gain on sale of oil & gas properties	—	—	—	46,071
Total revenues	185,731	26,656	299,826	147,851

Expenses:
Lease operating and taxes	32,477	19,113	76,549	84,986
Joint venture expenses	89,098	—	89,098	—
General and administrative	130,993	224,291	452,191	674,917
Loss on sale and abandonment of oil & gas properties	—	—	671,197	—
Depreciation, depletion and amortization	81,543	50,837	245,285	115,827
Total expenses	334,111	294,241	1,534,320	875,730
Operating Loss	(148,380)	(267,585)	(1,234,494)	(727,879)
Other Income (Expense):
Interest and other	95	2,964	488	671
Net Loss Before Provision for Income Taxes	(148,285)	(264,621)	(1,234,006)	(727,208)
Provision for income taxes	—	—	—	—
Net Loss	$(148,285)	$(264,621)	$(1,234,006)	$(727,208)

Net Loss Per Common Share, Basic and Diluted	$(0.00)	$(0.01)	$(0.04)	$(0.03)
Weighted average common shares used in calculations:
Basic and diluted	30,120,620	24,300,037	30,120,620	24,300,037

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	Aug. 31, 2003	Aug. 31, 2002

Cash Flows From Operating Activities:
Net loss	$(1,234,006)	$(727,208)
Adjustments to reconcile net loss to net cash flow from operating activities:
Loss (gain) on the disposal of oil and gas interests	671,197	(46,071)
Depreciation, depletion and amortization	245,285	115,827
Non-cash consulting services	96,469	234,680
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(10,640)	180
Affiliate receivables	18,631	—
Other receivables	—	(48,614)
Other current assets	4,952	48,067
Increase (decrease) in:
Accounts payable	(3,984)	(32,288)
Loans from affiliates	(15,000)	159,899
Taxes payable	2,563	1,796
Deferred income and accrued expenses	86,772	12,904
Net cash provided by (used) for operating activities	(137,761)	(280,828)

Cash Flows From Investing Activities:
Cash used in the acquisition and development of properties	(3,556)	(269,169)
Cash provided by sale of oil and gas interests	—	255,530
	(3,556)	(13,639)
Cash Flows From Financing Activities:
Cash provided by the issuance of common stock	107,568	192,938
	107,568	192,938
Net Increase (Decrease) In Cash	(33,749)	(101,529)
Cash at beginning of period	34,317	111,451
Cash at end of period	$568	$9,922

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Fair value of consulting services acquired for common stock	$—	$500,000

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional Paid-In Capital	Accum- ulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Par Value
Balance November 30, 2002	26,692,373	$266,924	$8,474,386	$(6,668,137)	$2,073,173
Issuance of common stock for cash	3,808,000	38,080	69,488	—	107,568
Issuance of common stock for services	319,328	3,193	14,552	—	17,745
Net loss for period	—	—	—	(1,234,006)	(1,234,006)
Balance August 31, 2003	30,819,701	$308,197	$8,558,426	$(7,902,143)	$964,480

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2003

1.             BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company’s principal business activity is acquiring and developing oil and gas properties. The Company owns 23 wells and operates another 7 wells located in East Texas. Of the 23 wells located in East Texas, 4 wells are currently producing oil and 2 wells have been designated as injection wells.  The remaining 17 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. In addition, the Company has between 12% and 25% interest in 11 East Texas wells.  Also, the Company has an interest in 6 proven wells in Oklahoma. The Company’s philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored joint venture development partnerships for the purpose of developing oil and gas properties for profit.

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

In the opinion of Management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of August 31, 2003, results of operations, cash flows and stockholders’ equity for the nine months ended August 31, 2003 and 2002 have been made. Operating results for the nine months ended August 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

3.             SIGNIFICANT TRANSACTIONS:

a.     During the previous quarter, the Company wrote-off most of its investment in the Talco Field property in East Texas. The Company wrote-off 75% of the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on the property of approximately $480,000. This was a non-producing property; accordingly there were no income or expense items associated with this property during the current fiscal year. In addition, the Company abandoned its Union City prospect in Oklahoma. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $192,000. Union City was a non-producing property; accordingly there were no income or expense items associated with this property during the current fiscal year.

b.     During the current quarter, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fixed fee. Mr. Burroughs does not accept any remuneration or benefits from this company.

c.     During the nine months ended August 31, 2003, the Company used the services of consultants who received

 319,328 share of common stock. The Company recorded the transactions as a $17,745 charge to expense with an offsetting credit to capital.

d.     The Company completed reworking two East Texas wells at a cost of approximately $15,000. Monthly gross production from these wells is projected to be 450 barrels of oil.

e.     During the first quarter, the Company paid back $15,000 of a $40,000 loan from its president, Mr. Tim Burroughs. The Company also owes $125,000 to a company in which Mr. Burroughs is the sole shareholder. The Company expects to pay back the loan from operating revenue by the end of the current fiscal year. In addition, the Company advanced approximately $39,000 to a company in which Mr. Burroughs is a shareholder. The funds advanced were used for marketing activities on behalf of the Company. As of August 31, 2003, the Company was repaid the $39,000 advanced. Also, the Company had previously advanced Gulftex Operating Company, a company in which Mr. Burroughs is a shareholder, $25,000 for a performance bond. To date Gulftex repaid the Company $18,631 leaving a balance due of $6,369. Gulftex plans to repay the balance in the fourth quarter of this year.

f.      The Company executed an Employment Agreement for three years effective December 1, 1999 with Mr. Tim Burroughs, President. Under the terms of the agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company’s common stock a year for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which the options are exercised. The options are cumulative thus allowing Mr. Burroughs to exercise the options through November 30, 2004 for a total of 2,500,000 shares. As of November 30, 2002, Mr. Burroughs has the option to purchase 1,500,000 shares of the Company’s common stock.  The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.

g.     On October 3, 2002 the Company entered into a consulting agreement with Telvest, Inc. Under the terms of the agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3% of all funds raised. The agreement ran through January 31, 2003. The company raised approximately $108,000 in equity capital under this agreement.

h.     In September of 2002, the Company formed and is acting as the general partner for the “Grasslands I, Limited Partnership”. The purpose of the partnership is to acquire 2,800 acres for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. The Company is to be reimbursed on a turnkey basis for organization and offering cost, lease acquisition costs and administrative expenses. Revenue earned to date is $88,477 offset by expenses of $49,233. As of August 31, 2003 the Company has deferred income of approximately $205,000 related to the venture.

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

RECENT DEVELOPMENTS

During the current quarter, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fixed fee. The Company has earned approximately $152,000 and incurred costs of approximately $89,000 through August 31,2003. During the previous quarter, the Company recorded a loss on its Talco Field property in East Texas due to expired leases. The Company wrote-off 75% of the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss of approximately $484,424. By abandoning the property at this time, the Company was able to avoid a remedial liability estimated to be approximately $200,000. The property was shut-in; accordingly, there were no income or expense items associated with this property during the current fiscal year. The property is currently being leased by a company in which our president, Tim Burroughs is the sole shareholder. The Company has between 12% and 25% working interest in the property that is valued at $161,475 (25% of the November 28, 2002 net book value). Thus, the Company will participate in the potential increased production from this property without incurring any development costs. Management is of the opinion this interest in the developed property may yield net income of approximately $400,000 in the first full year of production alone. In addition, the Company plugged and abandoned its Union City prospect that was located in Oklahoma. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $191,511. Union City was a non-producing property; accordingly, there were no income or expense items associated with this property during the current fiscal year.

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

The following information pertains to our properties as of August 31, 2003:

NAME OF FIELD

PROVED RESERVES: OIL (bbls)

PROVED RESERVES: GAS (mcf)

PROVED DEVELOPED RESERVES: OIL (bbls)

PROVED DEVELOPED RESERVES: GAS (mcf)

CURRENT PRODUCTION OIL: (bbls) (1)

PERCENTAGE OF RESERVES IN FIELD TO TOTAL RESERVES HELD BY THE COMPANY

East Texas Field	8,332	0	8,332	0	0	oil	4.9
						gas	0

Mitchell Creek & Talco Field	43,805	0	43,805	0	294	oil	14.7
						gas	0

Manziel & Quitman Field	136,952	0	136,952	0	310	oil	80.4
						gas	0

(1)  The current production figure specified above is for the production for the month of August 2003.

PRODUCTIVE WELLS AND ACREAGE

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Net Developed Acres

East Texas Region	32	23.75	0	0	1,166.34	920.34

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

ANADARKO BASIN- WESTERN OKLAHOMA

No additional working interests were purchased in the current fiscal year. Four of the six wells we currently hold an interest in are producing gas. Although the wells are currently producing natural gas there can be no assurance that they will continue to do so. During the current quarter, a seventh well was plugged and abandoned.

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

RESULTS OF OPERATIONS

The Company incurred an operating loss of $1,234,494 for the nine months ended August 31, 2003 as compared to an operating loss of $727,879 for the nine months ended August 31, 2002. The increase in the operating loss of $506,615, 69.6%, is discussed below.

Revenues – Revenues generated from oil and gas sales, joint venture management fees and the disposal of oil and gas properties increased $151,975, 102.7%, from  $147,851 for the nine months ended August 31, 2002 to $299,826 for the nine months ended August 31, 2003.

During the nine months ended August 31, 2002, the Company sold its interest in three producing Oklahoma properties for approximately $255,000 in cash. The Company wrote off the costs of the wells and related depreciation, depletion and amortization and reported a net gain of approximately $46,000 on the transactions. The Company has no sales of oil and gas properties for the nine months ended August 31, 2003.

During the nine months ended August 31, 2003, the Company generated approximately $147,539 in revenue from oil and gas sales as compared to $101,780 for the nine months ended August 31, 2002. The $45,759, 45.0%, increase was due to the payment of approximately $52,000 in prior years oil runs for the correction of an error by one of the Company’s oil purchasers. During the past nine months, oil sales on the Texas properties increased approximately $48,000 due to the production from two additional wells brought on-line during the current fiscal year. The majority of the Texas wells remain shut-in awaiting re-work or the designation as injection wells. Revenue from the Company’s Oklahoma properties decreased approximately $54,000 in the current fiscal year that resulted from last year’s sale of the Company’s interest in three producing properties (see above) and a decline in production from the remaining properties.

During the current quarter, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fixed fee. The Company has earned approximately $152,000 and incurred costs of approximately $89,000 through August 31,2003.

Expenses – Total expenses increased $658,590, 75.2%, from $875,730 for the nine months ended August 31, 2002 to $1,534,320 for the nine months ended August 31, 2003.

Lease operating and taxes decreased $8,437, 9.9%, from $84,986 for the nine months ended August 31, 2002 to $76,549 for the nine months ended August 31, 2003. The decrease is primarily the result of decreased expenses for the Texas oil wells and to a lesser extent the sale of the Company’s interest in three Oklahoma gas wells.

During the current quarter, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fixed fee. The Company has earned approximately $152,000 and incurred costs of approximately $89,000 through August 31,2003.

General and administrative expenses decreased approximately $128,515, 28.8%, from $446,965 for the nine months ended August 31, 2002 to $318,450 for the nine months ended August 31, 2003. The decrease is primarily due to lower consulting fees, professional fees, public relations and contract labor expenses offset somewhat by higher compensation and employee related costs, and general expenses.

Loss on oil and gas properties was $671,197 for the nine months ended August 31, 2003. The Company wrote-off 75% of the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of $479,686. In addition, the Company plugged and abandoned its Union City prospect that was located in Oklahoma. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of $191,511. There were no comparable losses for the same period last year.

Depreciation, depletion and amortization increased $129,458, 111.8%, from $115,827 for the nine months ended August 31, 2002 to $245,285 for the nine months ended August 31, 2003. The increase is due to a change in estimate of future lives of our properties. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

Other Income - Other income decreased from $671 for the nine months ended August 31, 2002 to $488 for the nine months ended August 31, 2003. The $183 decrease is attributable a reduction in the Company’s money market cash account.

Provision for Income Taxes – The Company has not provided for tax benefits associated with its losses for the nine months ended August 31, 2003 and August 31, 2002.

Net loss – The Company’s net loss increased approximately $506,798, 69.7%; from $727,208 for the nine months ended August 31, 2002 to $1,234,006 for the nine months ended August 31, 2003. The increase in the loss is primarily attributable to the abandonment of the Company’s Talco and Union City properties and to a much lesser extent compensation and employee related costs and general expenses offset by decreases in consulting and professional fees, public relations and contract labor costs.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2003, we have total assets of $1,434,175 of which net oil and gas properties amount to $1,011,357 or 70.0% of the total assets. The Company’s accumulated losses through August 31, 2003 totaled $7,902,143. At August 31, 2003, we have $568 in cash and money market accounts. Our ratio of current assets to current liabilities is 0.3:1; we have no long-term debt. As of August 31, 2003, our shareholders equity was a positive $964,480.

We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture management fees and loans from affiliates. The Company’s cash used for operating activities totaled $137,761 and $280,828 for the nine months ended August 31, 2003 and August 31, 2002, respectively. Cash provided by the disposal of oil and gas properties totaled $255,530 in the previous year while there were no sales for the same period this year. The Company’s capital investments totaled $3,556 and $269,169 for the nine months ended August 31, 2003 and August 31, 2002, respectively. Cash provided by the sale of common stock totaled $107,568 during the nine months ended August 31, 2003 while cash provided by the sale of common stock totaled $192,938 for the same period last year.

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

We do not currently have any material commitments for capital expenditures of which we are aware. However, if we decide to purchase additional oil and gas properties, the funds we would need to acquire such properties could be material. However, we will not acquire properties without obtaining, in advance, suitable financing to fund the purchase of such properties. In general, although conditions have improved over the past nine months, many financial institutions are reluctant to loan amounts to oil and gas companies, primarily based upon the significant oil price fluctuations during the past twenty-four months. As a general rule, as the price of oil increases, the ability to obtain financing for projects in the oil and gas industry increases. However, because of the cycles experienced in the oil and gas industry, there can be no assurance that we will be able to obtain financing for projects it wishes to pursue, regardless of the economic viability we envision for the project, if institutional funds are not available. We currently do not have any firm commitments by anyone to loan or otherwise make available to us funds necessary to conduct our operations.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS   None.

Item 2. CHANGES IN SECURITIES

During the nine months ended August 31, 2003, the Company sold 3,808,000 shares of its common stock under a consulting agreement with Televest, Inc. that expired on January 31, 2003. In addition, the Company issued 319,328 shares of common stock to consultants for services rendered.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

See attached Schedule 14A, Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

EXHIBITS:

31.1 Certification by Tim P. Burroughs, Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Tim P. Burroughs, Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE: October 14, 2003

SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER