Form 10KSB
period 2003-11-30
TBX RESOURCES INC
filed 2004-03-16
CIK 1108645

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30746

TBX RESOURCES, INC.

(Name of Small Business Issuer in its charter)

Texas	75-2592165
(State of incorporation)	(IRS Employer Identification No.)

3030 LBJ Freeway, Suite 1320 Dallas, Texas 75234	75234
(Address of Principal Executive Office)	Zip Code

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

☒	☐
YES	NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Company’s revenues for the most recent fiscal year were $439,607.

The aggregate market value of the voting stock held by non-affiliates of the Company on February 29, 2004, was $728,991.

As of February 29, 2004, the Company had 30,772,537 issued and outstanding shares of common stock.

ITEM 1.     DESCRIPTION OF BUSINESS.

BACKGROUND

TBX Resources, Inc., was incorporated in the state of Texas in March 1995.  Our primary focus has been to acquire producing oil and gas properties with opportunities for future development. Prior to acquiring a property, we analyze the previous production and operating history of the property, as well as the production history and related operating procedures for similar wells producing from the same formations in the general area. By acquiring producing properties that respond positively to improved production practices and enhanced recovery techniques, we have built an inventory of infield development drilling locations.

As of November 30, 2003, our company had total assets of $1,475,897 of which net oil and gas properties amounted to $1,099,839 or 74.52% of our total assets. At November 30, 2003, we had approximately $7,438 in cash and money market accounts and a negative $404,803 in working capital.  Our accumulative losses through November 30, 2003, totaled $7,915,850. Our revenues for our fiscal year ended November 30, 2003 were $439,607 and our net losses for the same period were $1,247,713 Our ratio of current assets to current liabilities is 0.2:1; we have no long-term debt. As of November 30, 2003, our shareholders’ equity was a positive $950,772.

Our company has experienced losses over the past several years. However, our management is projecting a decrease in general and administrative expenses, an increase in joint venture management fees, an increase in prices obtained for our oil and gas produced and an increase in our total production, due to more reworking of our wells.  Our management believes that, with the projected lower general and administrative expenses, increases in production, higher prices for our production, and joint venture management fees our company’s financial position should improve for the fiscal year ending November 30, 2004. However, this improvement is dependent upon many factors, some of which are not within our control and there can be no assurance that our actual results will improve.

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

JOINT VENTURE ACTIVITIES

During the third quarter of the current fiscal year, the Company entered into a management contract with a company in which Mr. Burroughs, our President, is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fixed fee.

In September of the previous fiscal year, we obtained an option to purchase 2,800 acres of oil and gas leases in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. In October of the same year, we formed the “Grasslands I, Limited Partnership” in which we are acting as the General Partner for the purpose of acquiring the Wise County acreage for development drilling. The Company has a 20% interest in the Partnership and is reimbursed on a turnkey basis for 100% of the organization and offering costs, lease acquisition costs and administrative expenses.

Previously the Company acted as the joint venture manager for 11 Joint Ventures, all of which were located in east Texas and western Louisiana. The joint ventures we developed were “rolled up” into our company in that we exchanged shares of our common stock in return for our joint venture partners’ interest in the properties developed by their joint ventures.

WELLS HELD BY THE COMPANY

As more particularly described in the description of properties section, we own or operate all or a portion of 23 wells located in Gregg, Hopkins, Franklin, Panola and Wood Counties, Texas. Of these 23 wells, 2 wells have been designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. In addition, 4 wells are currently producing oil. The remaining 17 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. During the next twelve months, we hope to be able to bring some of the wells that are currently shut-in on-line so that they will begin to produce oil. However, our ability to re-open these wells is dependent upon obtaining sufficient financing to pay the costs associated with re-opening these wells and operating the same once re-opened. Also, the Company has an interest in 6 proven wells in Oklahoma. These wells are located in Ellis, Beckham, Garfield, Caddo and Canadian Counties, Oklahoma. All 6 of the wells are in production for natural gas. Engineering estimates of provable reserves were not obtained for these wells since their production is minor and will not have a material impact on the Company’s reserve value.

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

In addition, in order to finance future development and exploration activities, we will sponsor or manage public or private partnerships depending upon the number, size and economic feasibility of our generated prospects, the level of participation of industry partners and various other factors. However, potential investors should note that we currently do not have in place any definite financing opportunities and there can be no assurance that we will be able to enter into such financing arrangements or that if we are able to enter into such arrangements, we will be able to achieve any profitability as a result of our operations.

During both this and previous years we received funds from the sale of our common stock. On October 1, 2001 we entered into a Regulation S Stock Purchase Agreement (“Stock Purchase Agreement”) with Citizen Asia Pacific Limited (CAPL), a Hong Kong company whereby we agreed to offer and sale shares of our common stock in reliance of an exemption from the registration requirements of the United States and state securities laws under Regulation S promulgated under the Securities Act of 1933. The Stock Purchase Agreement stipulates that CAPL will use its best efforts to purchase from us up to 500,000 restricted shares of common stock at a per share price which shall be 38% of the moving ten day average closing prices of our shares of common stock as quoted on the OTC Bulletin Board or other public trading market. We have the right to accept or reject subscriptions for the shares, in whole or in part. The agreement expired September 30, 2002. On October 3, 2002 the Company entered into a consulting agreement with Telvest, Inc. Under the terms of the agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3% of all funds raised. The agreement expired January 31, 2003.  We expect the principal use of any funds generated from the future sale of common stock will be for developing existing oil and gas properties and/or the acquisition of new properties.

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

OFFICES

We maintain our corporate offices at 3030 LBJ Freeway, Suite 1320, Dallas, Texas 75234, and pay an average monthly rental of approximately $5,074.00. Our lease runs from February 1, 2004 through July 31, 2009 at a aggregate cost of approximately $335,000.

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

PROPERTIES. The following is a breakdown of our properties:

Name of Field	Gross Producing Well Count	Net Producing Well Count
East Texas Field	0	0
Mitchell Creek & Talco Field	1	1
Manziel & Quitman Field	3	3

The following information pertains to our properties as of November 30, 2003 (1):

Name of Field	Proved Reserves: Oil (bbls)	Proved Reserves: Gas (mcf)	Proved Developed Reserves: Oil (bbls)	Proved Developed Reserves: Gas (mcf)	Current Production: Oil (bbls)(1)	Percentage of Reserves in Field to Total Reserves Held by the Company
East
Texas						oil	6.2
Field	6,407	0	6,407	0	0	gas	0

Mitchell Creek						oil	3.7
& Talco Field	33,681	0	66,681	0	350	gas	0

Manziel &						oil	61.1
Quitman Field	62,874	0	62,874	0	425	gas	0

(1) The current production figure specified above is for the production for the month of November 2003.

PRODUCTIVE WELLS AND ACREAGE

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Net Developed Acres
East Texas Region	21	21	0	0	843.20	838.34

Notes:

1. Total Gross Oil Wells was calculated by subtracting 2 wells designated as Injection Wells from the 23 wells owned and/or operated by TBX Resources, Inc. as of November 30, 2003.

2. Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 21 Gross Oil Wells and adding the resulting products.

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

GEOGRAPHIC AREA	GROSS ACRES	NET ACRES
East Texas Region	843.20	838.34

Note:

1.               Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.

ANADARKO BASIN-WESTERN OKLAHOMA

The Company has an interest in 6 proven gas wells in Oklahoma. These wells are located in Ellis, Beckham, Garfield, Caddo and Canadian Counties, Oklahoma. All six of the wells are in production. No additional acreage was purchased in the current fiscal year.  We completed a gas well that is located on our Vici prospect in the first quarter of 2003. The Company has a 13.31% working interest in the well. During the previous fiscal year, we completed one well, sold our working interest in three wells and made a partial sale of our Vice acreage as follows:

1. We sold our entire 20% working interest in the Josephus # 1-33 gas well located in Ellis County.

2. We sold our entire 03% working interest in the Alan 1-11 gas well located in Beckham County.

3. We sold our entire 03% working interest in the Lillie 2-11 gas well located in Beckham County.

4.   We sold our entire 07% working interest in the Jenson Farms #1-33 gas well located on the Union City prospect.

5. We sold 12.0% of our 37.5% working interest in the 1,505-acre tract in Ellis County.

6. We sold 10.0% of our 28.24% working interest the Dennett #2-34 gas well that is located on our Vici prospect in Ellis County.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended November 30, 2003, to a vote of securities holders, through the solicitation of proxies or otherwise.

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

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2003	$0.45	$0.09
Quarter ending May 31, 2003	$0.35	$0.08
Quarter ending August 31, 2003	$0.04	$0.08
Quarter ending November 30, 2003	$0.03	$0.05

QUARTER	LOW BID	HIGH BID
Quarter ending February 29, 2002	$0.15	$0.24
Quarter ending May 31, 2002	$0.29	$0.40
Quarter ending August 31, 2002	$0.24	$0.29
Quarter ending November 30, 2002	$0.07	$0.10

The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

We have approximately 820 shareholders of record for our common stock as of February 29, 2003.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

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

RECENT DEVELOPMENTS

During the previous quarter, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fixed fee. The Company has earned approximately $263,000 and incurred costs of approximately $100,000 through November 30, 2003. The Company recorded a loss on its Talco Field property in East Texas due to expired leases. The Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss of approximately $484,000. By relinquishing title to the property at this time, the Company was able to avoid a remedial liability estimated to be approximately $200,000. The property was shut-in; accordingly, there were no income or expense items associated with this property during the current fiscal year. The property is currently being leased by a company in which our president, Tim Burroughs is the sole shareholder. In addition, the Company plugged and abandoned its Jenson Farms prospect that was located in Oklahoma and the Florence lease in East Texas. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $203,000. Jenson Farms and Florence were non-producing properties; accordingly, there were no income or expense items associated with these properties during the current fiscal year.

In September of the previous year, we obtained an option to purchase 2,800 acres of oil and gas leases in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. In October 2002, we formed the “Grasslands I, Limited Partnership” in which we are acting as the General Partner for the purpose of acquiring the Wise County acreage for development drilling. The Company has a 20% interest in the Partnership and is reimbursed on a turnkey basis for 100% of the organization and offering costs, lease acquisition costs and administrative expenses. Our cumulative revenue from the Partnership is $88,477 offset by our expenses of $49,233. On October 3, 2002, we entered into a consulting agreement with Telvest, Inc. Under the terms of this agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3% of all funds raised. The agreement ran through January 31, 2003. The Company realized approximately $110,000 through the sales of its common stock.

RESULTS OF OPERATIONS

The Company incurred an operating loss of $1,247,713 for the fiscal year ended November 30, 2003 as compared to a net loss of $2,263,805 for fiscal year ended November 30, 2002. The decrease in our operating loss of $1,016,157, 44.9%, is discussed below.

REVENUE - Total revenue increased $233,898, 113.7%, from $205,709 for the twelve months ended November 30, 2002 to $439,607 for the twelve months ended November 30, 2003.

During the twelve months ended November 30, 2003, the Company generated approximately $176,229 in revenue from oil and gas sales as compared to $117,232 for the twelve months ended November 30, 2002. The $58,997 increase, 50.3%, is attributable to the payment of approximately $52,000 in prior years oil runs for the correction of an error by one of the Company’s oil purchasers. During the past 12 months, oil sales on the Texas properties increased approximately $51,000 due to the production from two additional wells brought on-line during the current fiscal year. The majority of the Texas wells remain shut-in awaiting re-work or the designation as injection wells. Revenue from the Company’s Oklahoma properties decreased approximately $44,000 in the current fiscal year that resulted from last year’s sale of the Company’s interest in three producing properties (see above) and a decline in production from the remaining properties.

Joint venture management fee income for the twelve months ended November 30, 2003 was $263,378 while there was $88,477 for the year ending November 30, 2002. The $174,901 increase, 197.7%, is attributable to the following factor. During the previous quarter, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fixed fee. The Company has earned $263,378 through November 30, 2003. In September of last year, the Company formed and is acting as the general partner for The Grasslands I, Texas Limited Partnership. The purpose of the partnership is to acquire 2,800 acres of oil and gas leases in the Barnett Shale play in the Fort Worth Basin for developmental drilling. The Company is to be reimbursed on a turnkey basis for organization and offering costs, lease acquisition costs and administrative expenses. The prior year’s recorded income from the venture is $88,477. There is no earned income from the Grasslands I limited partnership in the current year.

EXPENSES - Total expenses decreased $792,253, 45.3%, from $2,470,614 for the twelve months ended November 30, 2002 to $1,678,261 for the twelve months ended November 30, 2003.

Lease operating expenses and taxes decreased $6,183, 05.4% from $114,690 for the twelve months ended November 30, 2002 to $108,507 for the twelve months ended November 30, 2003. The decrease is primarily the result of the sale of the Company’s interest in the Oklahoma gas wells and offset by an increase in work over costs for two East Texas wells.

Joint venture costs and expenses increased $48,849, 99.2%, from $49,223 for the twelve months ended November 30, 2002 to $98,072 for the current fiscal year. The increase relates to the addition of three contracts with an affiliated company for the organization and management of drilling activities of joint venture partnerships (see joint venture management fees above).

General and administrative expenses decreased $218,735, 29.9%, from $884,045 for the twelve months ended November 30, 2002 to $616,088 for the twelve months ended November 30, 2003. The decrease of $218,735, 26.2%, is primarily due to lower consulting and legal fees, public relations costs, and contract services offset by an increase in payroll and related costs and general office expenses.

Loss on abandonment of oil and gas properties was $687,317 for the twelve months ended November 30, 2003. The Company recorded a loss on its Talco Field property in East Texas due to expired leases. The Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss of approximately $484,424. By relinquishing title to the property at this time, the Company was able to avoid a remedial liability estimated to be approximately $200,000. The property was shut-in; accordingly, there were no income or expense items associated with this property during the current fiscal year. The property is currently being leased by a company in which our president, Tim Burroughs is the sole shareholder. In addition, the Company plugged and abandoned one Oklahoma gas well and one East Texas oil well and wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $186,722 and $16,121, respectively. Both were non-producing properties; accordingly, there were no income or expense items associated with these properties during the current fiscal year. The Company sold its Bethany Field property in the fourth quarter of the previous fiscal year for $60,000.00. The Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on the transaction of approximately $1,050,000. Management is of the opinion that the estimated costs of $3.8 million to re-work and develop this property will not yield an adequate return on its investment. Accordingly, in order to cut its losses and avoid a significant future drain on the Company’s working capital resources, Management elected to sell all of the Company’s interest in the field to an unrelated party for approximately $60,000. In addition the Company sold a partial interest in several Oklahoma gas well and recorded a gain of approximately $41,000.

During the fourth quarter of the previous fiscal year, 2002, the Company recorded a loss of $140,000 on the sale of its $200,000 investment in Southern Oil & Gas Company, Inc. (Southern) a privately held company. When the Company originally purchased its interest in Southern, it also entered into an operations and management contract (the “Operations Contract”) providing that the Company was to be paid the profits of Southern that exceeded $40,000 each month. Because the amounts we were to be paid under the Operations Contract have not materialized and the lower production levels for Southern oil properties, management decided to sell its 20% interest in Southern for $60,000.00 to avoid future additional losses.

During the previous fiscal year, the Company let lapse its non-exclusive option to purchase five prospects covering 3,323 acres in Montague County, Texas and charged current operations $150,000. The Company has found new acreage that it believes will be more prolific than the Montague County prospect.

The Company is the general partner of the “Grasslands I, Limited Partnership” that was formed in the current fiscal year to purchase approximately 2,800 acres in the Barnett Shale of the Fort Worth Basin in Wise County, Texas for development drilling.

Depreciation, depletion and amortization decreased $3,832, 2.2%, from $172,109 for the twelve months ended November 30, 2002 to $168,277 for the twelve months ended November 30, 2003. The decrease is due to the abandonment of oil and gas properties offset by higher charges for the remaining properties. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

OTHER INCOME AND EXPENSE - Interest income for the twelve months ended November 30, 2003 was $733 as compared to $901 for the same period last fiscal year. The Company’s cash balances have declined during the past year thus the decrease of $168 in interest income. Interest expense was approximately $10,000 in the current fiscal year that relates to advances/loans from affiliates. There was no interest charged in the previous year. Other miscellaneous income was approximately $208 in the current fiscal year as compared to $34 in the previous fiscal year.

PROVISION FOR INCOME TAXES - No tax benefits were recorded for the twelve months ended November 30, 2003 and 2002.

NET LOSS - The Company’s net loss decreased $1,016,157 (44.9%) ; from $2,263,870 for the twelve months ended November 30, 2002 to $1,247,713 for the twelve months ended November 30, 2003. The decrease in the loss is attributable to an increase in operating income of $233,898, plus the reduction of losses on the sale and abandonment of oil and gas properties of $322,352, the write-off of Southern Oil & Gas Co. investment in the amount of $140,000, the write-off the Company’s non-exclusive option to purchase five prospects in Montague County, Texas in the amount of $150,000, lease operations totaling $6,183 and general and administrative expenses totaling $218,713, depreciation depletion and amortization of $3,832 offset by joint venture expenses of $48,849.

Effective December 1, 1999, our president, Mr. Tim Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company’s common stock a year at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which they are exercised. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years. As of November 30, 2003, Mr. Burroughs has the option to purchase 2,000,000 shares of the Company’s common stock, at an average exercise price of $0.0175 per share.

TBX RESOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2003, we have total assets of $1,475,897 of which net oil and gas properties amount to $1,099,839 or 74.5% of the total assets. The Company’s accumulated losses through November 30, 2003 totaled $7,915,850. At November 30, 2003, we have $7,438 in cash and money market accounts. The ratio of current assets to current liabilities is 0.2:1, we have no long-term debt. As of November 30, 2003, our shareholders equity was a positive $950,772.

We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture fees and loans from affiliates. The Company’s cash used for operating activities totaled $123,591 and $210,146 for the twelve months ended November 30, 2003 and November 30, 2002, respectively. This represents an improvement of $86,555 in cash used for operating activities. Cash provided by the disposal of oil and gas properties totaled $340,359 in the previous year and none in current year. The Company received $60,000 in the previous fiscal year for its 20% interest in Southern Oil & Gas Company, Inc. a non-public company with no market for its shares. The Company’s capital investments totaled $10,856 and $556,499 for the twelve months ended November 30, 2003 and November 30, 2002, respectively. Cash used for other assets totaled $150,000 for the twelve months ended November 30, 2002 and none for the same period this year. Cash provided by the sale of common stock totaled $107,568 during the twelve months ended November 30, 2003 while cash provided by the sale of common stock totaled $139,152 for the same period last year.

We want to manage more joint venture limited partnerships. As manager of these programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our a source of funds in the near future. Also, the Company completed one Ellis County, Oklahoma well and reworked two East Texas wells. We estimate that these wells may generate net income of approximately $15,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable.

In September of the previous year, we obtained an option to purchase 2,800 acres of oil and gas leases in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. In the following month, we formed “The Grasslands I, Texas Limited Partnership” in which we are acting as the General Partner for the purpose of acquiring the Wise County acreage for development drilling. The Company has a 20% interest in the Partnership and is reimbursed on a turnkey basis for 100% of the organization and offering costs, lease acquisition costs and administrative expenses. In addition, we plan to re-work 8 of our East Texas wells in the coming year which may increase revenue by approximately $300,000 to $360,000 a year. However, there can be no assurance that our planned and projected level of production will materialize in the future.

We expect that the principal use of funds in the near future will be from joint venture management fees and oil and gas revenues and developing our oil and gas properties and/or the acquisition of new properties. Based on the aforementioned plans management expects to reduce its losses and generate positive cash flows from operations. However, there can be no assurance that such plans will materialize. In addition, actual results may vary from management’s plans and the amount may be material.

ITEM 7. FINANCIAL STATEMENTS.

TBX RESOURCES, INC.

JAMES G. SOMMA, CPA
1000 E. Ash Lane, Suite 1703
Euless, Texas 76039

The Board of Directors and Stockholders

TBX Resources, Inc.

Dallas, Texas

INDEPENDENT ACCOUNTANT’S AUDIT REPORT

I have audited the accompanying balance sheet of TBX Resources, Inc. as of November 30, 2003 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended November 30, 2003, as required by Item 310 (a) of Regulation S-B. All information included in these financial statements is the responsibility of the management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TBX Resources, Inc. as of November 30, 2003, and the results of its operations and cash flows for each of the two years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Supplementary Information Regarding Oil and Gas Producing Activities on pages F-12 through F-14 is not a required part of the basic financial statements but is supplementary information required by the Financial Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.

March 16, 2004

James G. Somma, CPA

TBX RESOURCES, INC.

BALANCE SHEET

NOVEMBER 30, 2003

ASSETS
Current Assets
Cash and equivalents	$7,438
Trade accounts receivable	12,884
Loan to affiliate	—
Prepaid consulting fees- current portion	100,000
Total current assets	120,322

Equipment and Property
Office furniture, fixtures and equipment	117,693
Oil and gas properties, using successful efforts accounting
Proved properties and related equipment	1,576,502
1,694,195
Less accumulated depreciation, depletion and amortization	(566,375)
Total equipment and property	1,127,820

Prepaid Consulting and Other	227,755
Total Assets	$1,475,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$119,010
Loans and advances from affiliates	347,910
Taxes payable	10,251
Deferred income	47,954
Total current liabilities	525,125

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 30,772,537 shares outstanding at November 30, 2002	307,725
Additional paid-in capital	8,558,897
Accumulated deficit	(7,915,850)
Total stockholders’ equity	950,772
Total Liabilities and Stockholders’ Equity	$1,475,897

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Twelve Months Ended November 30,
	2003	2002
Revenues:
Oil and gas sales	$176,229	$117,232
Joint venture management fees	263,378	88,477

Total revenues	439,607	205,709
Expenses:
Lease operating and taxes	108,507	114,690
Joint venture costs and expenses	98,072	49,223
General and administrative	616,088	834,823
Loss on sale of investment in Southern Oil & Gas Co.	—	140,000
Loss on oil & gas lease option	—	150,000
Loss on sale & abandonment of oil and gas properties	687,317	1,009,669
Depreciation, depletion and amortization	168,277	172,109

Total expenses	1,678,261	2,470,514

Operating Loss	(1,238,654)	(2,264,805)
Other Income (Expense):

Interest and other	(9,059)	935

Loss Before Provision for Income Taxes	(1,247,713)	(2,263,870)

Provision for income taxes	—	—
Net Loss	$(1,247,713)	$(2,263,870)
Net Loss Per Common Share, Basic and Diluted	$(0.04)	$(0.09)
Weighted average common shares used in per share calculations: Basic and Diluted	30,091,143	24,341,704

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended November 30,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(1,247,713)	$(2,263,870)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	168,277	172,109
Prepaid consulting fees	100,000	100,000
Issuance of common stock for consulting services	17,745	237,187
Loss on sale of interest in Southern Oil & Gas Co.	—	140,000
Loss on option to purchase Barnett Shale leases	—	150,000
Loss (gain) on disposal of oil & gas properties	687,317	1,009,669
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	(5,660)	(20,129)
Loans To Affiliates	25,000	—
Prepaid consulting and other	5,662	63,370
Increase (decrease) in:
Trade payables, taxes and accrued expenses	8,440	(77,005)
Loans from Affiliates	187,910	160,000
Deferred income from joint venture	(70,569)	118,523
Net cash provided by (used) for operating activities	(123,591)	(210,146)
Cash Flows From Investing Activities:
Cash provided by the sale of stock of Southern Oil & Gas Co.	—	60,000
Cash provided by the disposal of oil and gas properties	—	340,359
Cash used to acquire and develop oil & gas properties	(10,856)	(556,499)
	(10,856)	(156,140)
Cash Flows From Financing Activities:
Cash provided by the change in other assets	—	150,000
Cash provided by the issuance of common stock	107,568	139,152
	107,568	289,152
Net Increase (Decrease) In Cash	(26,879)	(77,134)
Cash at beginning of period	34,317	111,451
Cash at end of period	$7,438	$34,317

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Fair value of consulting services acquired for common stock	$—	$666,468

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accum- ulated Deficit	Total Stock- holders’ Equity
	Shares	Par Value
Balance November 30, 2001	19,874,389	$198,744	$7,736,945	$(4,404,267)	$3,531,422
Issuance of common stock for cash	640,639	6,407	132,745	—	139,152
Issuance of common stock for services	6,177,345	61,773	604,695	—	666,468
Net loss for period	—	—	—	(2,263,870)	(2,263,870)
Balance November 30, 2002	26,692,373	266,924	8,474,385	(6,668,137)	2,073,172
Issuance of common stock for cash	3,760,836	37,608	69,960	—	107,568
Issuance of common stock for services	319,328	3,193	14,552	—	17,745
Net loss for period	—	—	—	(1,247,713)	(1,247,713)
Balance November 30, 2003	30,772,537	$307,725	$8,558,897	$(7,915,850)	$950,772

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

1.              BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company’s principal business activity is acquiring and developing oil and gas properties. The Company owns 23 wells and operates another 7 wells located in East Texas. Of the 23 wells located in East Texas, 4 wells are currently producing oil and 2 wells have been designated as injection wells.  The remaining 17 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Also, the Company has an interest in 6 proven wells in Oklahoma. The Company’s philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored and/or managed joint venture development partnerships for the purpose of developing oil and gas properties for profit.

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

Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed. In the absence of a determination as to whether the reserves that have been found can be classified as proved, TBX Resources carries the costs of drilling such an exploratory well as an asset for no more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves have not been found, TBX Resources assumes that the well is impaired, and charges its costs to expense. Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations. Both proved and unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company’s experience and average holding period. Capitalized costs of producing oil and gas, properties, after considering estimated dismantlement and abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income. On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described below.

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

New Accounting Pronouncements

In April 2002, the FASB issued Statement NO. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and amendment of that Statement, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-lease back transactions and the required accounting for certain lease specifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.  In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002, and interim periods beginning after December 31, 2002. The Company has adopted the disclosure requirements of SFAS 148 but will continue to use APB 25 to account for stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”.  Under the provisions of Interpretation No. 46, certain variable interest entities, often referred to as “Special Purpose Entities”, are required to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do no have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 6 is effective for all entities created or acquired prior to February 1, 2003. The provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has implemented the provisions of FASB Interpretation No. 46 and has concluded that the adoption does not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued a revision of FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132), to improve financial statement disclosures for defined benefit plans. The change replaced existing disclosure requirements for pensions. The standard requires that companies provide more details about their plan assets. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

3.              ACCUMULATED OPERATING LOSSES:

At November 30, 2003, the Company had accumulated losses of $7.9 million. The Company’s ability to continue is based on future plans and past successes of its officers.  The Company is attempting to raise additional equity funds and to sponsor joint venture partnerships that will be used to develop existing oil and gas properties and/or purchase additional properties. The ability of the Company to attain profitable operations is dependent on the Company operating in an environment of stable prices and increasing production over current levels. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business.

4.              AFFILIATED PARTY TRANSACTIONS:

a.               The operator of the East Texas oil and gas leases, Gulftex Operating, Inc. is an affiliate of TBX Resources.  Mr. Burroughs, a major stockholder and president of the Company, is the sole shareholder of Gulftex.  TBX Resources paid Gulftex $9,600 for both this year and last year for activities associated with operating the wells. Included in trade accounts payable at November 30, 2003 is $10,356 due Gulftex Operating for lease operating expenses. Also, the Company had previously advanced Gulftex Operating Company $25,000 for a performance bond. Gulftex repaid the Company during the current fiscal year.

b.              During the current fiscal year the company paid back approximately $20,000 of a $40,000 loan from its president, Mr. Tim Burroughs. The Company also owes Mr. Burroughs $125,000 for a loan from an affiliate in which Mr. Burroughs is the sole shareholder. The two loans were combined and the Company recorded accrued interest of approximately $10,000 as of November 30, 2003.The loan balance as of November 30, 2003 is approximately $154,100 and is payable on demand at an interest rate of 6% per annum. The loan is secured by the Company’s oil and gas properties. The Company expects to pay back this loan from operating revenue by the end of the next fiscal year. In addition, the Company advanced approximately $39,000 to another company in which Mr. Burroughs is a shareholder. The funds advanced were used for marketing activities on behalf of the Company. As of November 30, 2003, the Company was repaid the $39,000 advanced.

c.               During the current fiscal year, the Grasslands I partnership advanced the Company approximately $193,800. The funds were used to fund operations expenses. The Company expects to repay the loans within the next twelve months. See Note 8, “Affiliated Oil and Gas Joint Venture Partnerships” below.

5.              INVESTMENT IN SOUTHERN OIL & GAS COMPANY, INC.:

On January 6, 1999 the Company purchased a 20% interest in Southern Oil & Gas Company’s (Southern) stock for $200,000. Southern is an oil and gas company that owns oil wells, primarily in northeast Louisiana. When the Company originally purchased its interest in Southern, it also entered into an operations and management contract (the “Operations Contract”) providing that the Company was to be paid the profits of Southern that exceeded $40,000 each month. Because the amounts we were to be paid under the Operations Contract have not materialized and the lower production levels for Southern oil properties, management decided to sell its 20% interest in Southern to avoid a further erosion of its investment amount. The Company sold its interest to the principal shareholder of Southern during in the fourth quarter of the previous fiscal year for $60,000 and recorded a loss on the transaction of $140,000.

6.              PREPAID CONSULTING AND OTHER:

a.               On March 7, 2002 the Company executed a professional services agreement with Mr. Samuel Warren, President of both Warren Drilling, Inc. and Drill Pipe Industries, Inc. Under the terms of the agreement, which is to run for five years, the

Company is receiving assistance in developing new business opportunities and strategies, expanding existing operations, and facilitating any other normal business transactions requested by the Company. The Company compensated Mr. Warren by issuing him 4,271,089 shares of the Company’s common stock valued for the purpose of this transaction at $500,000. The amount is included in prepaid consulting. The Company is amortizing the cost of Mr. Warren’s services over the term of the agreement (5 years). To date, the company has amortized $175,000 of the contract’s value.

b.              During the previous fiscal year, the Company let lapse its non-exclusive option to purchase five prospects covering 3,323 acres in Montague County, Texas and charged $150,000 to operations. The Company has found new acreage that it believes will be more prolific than the Montague County prospect. See discussion of Grasslands I, Limited Partnership below.

7.              COMMITMENTS AND CONTINGENCIES:

a.               The Company executed an Employment Agreement effective December 1, 1999 with Mr. Tim Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. No bonuses were paid or accrued for the twelve months ended November 30, 2003 and 2002. In addition, under the terms of the employment agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares per year of the Company’s common stock for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which the options are exercised. The options are cumulative and allow Mr. Burroughs to exercise his options through November 30, 2004 for a total of 2,500,000 shares. As of November 30, 2003, Mr. Burroughs has the option to purchase 2,000,000 shares of the Company’s common stock.  The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years. The contract was extended until a new employment agreement can be executed early next year.

b.              The Company is obligated for $334,900 under a lease agreement for rent of its new office space in Dallas, Texas. The lease runs from February 1, 2004 through July 31, 2009. The average monthly lease payment over the term of the lease is approximately $5,074. The actual lease payment for the current fiscal year is $30,732. Following is a schedule of lease payments by year:

Year	Amount
2004	$32,798
2005	67,733
2006	67,733
2007	67,733
2008	64,012
2009	34,891
$334,900

c.               Gulftex Operating is the bonded operator for TBX Resources and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.

8.              AFFILIATED OIL AND GAS JOINT VENTURE PARTNERSHIPS:

In September of 2002, the Company formed and is acting as the general partner for the Grasslands I, Limited Partnership. The purpose of the partnership is to acquire 2,800 acres for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. The Company is to be reimbursed on a turnkey basis for organization and offering cost, lease acquisition costs and administrative expenses.  Revenue earned to date is $88,477 offset by expenses of $49,233. See Note 4, “Affiliated Party Transactions” above

9.              SALE AND/OR ABANDONEMENT OF OIL AND GAS PROPERTIES:

The Company wrote-off its investment in the Talco Field property in East Texas in the current fiscal year. The Company wrote-off 80% of the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on the property of approximately $484,500. This was a non-producing property; accordingly there were no income or expense items associated with this property during the current fiscal year. The Company retained a 5% overriding interest and a 15% back in interest after payout to third party investors. In addition, the Company abandoned its Jefferson Farms prospect in Oklahoma and its J.T. Florence property in East Texas. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $187,000 and $16,000, respectively. The Jefferson Farms and J.T. Florence properties were non-producing properties; accordingly there were no income or expense items associated with these properties during the current fiscal year. During the previous fiscal year the Company sold its Bethany Field property in the fourth quarter of the previous fiscal year. Management is of the opinion that the costs of re-working, developing and producing this property will not yield an adequate return on its investment. Accordingly, in order to avoid a future drain on the Company’s working capital resources, Management elected to sell all of the Company’s interest in the field to an unrelated party for approximately $60,000. The Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on the transaction of approximately $1,050,000.The Company also sold three of its Oklahoma properties during the past fiscal year. The money was used to both fund the drilling of two development wells in Oklahoma and to support current operations. The Company wrote off the costs of the wells and related depreciation, depletion and amortization and reported a net gain of approximately $46,000 on the transactions.

10.       STOCKHOLDERS’ EQUITY:

a.               The Company amended its Articles of Incorporation on July 11, 2001 to grant the Company the authority to issue 10,000,000 shares with a par value of $0.01 (one cent) each all of which shares shall be known as preferred stock. The shares of preferred stock have no preemptive or other subscription rights, have no conversion rights and are not subject to redemption.  No personal liability should attach to the ownership of TBX preferred stock.  In the event of a liquidation of TBX Resources, the preferred shareholders, if any, would be entitled to their proportionate part of the assets of TBX Resources, but only after the satisfaction of all secured and unsecured creditors. No shares of preferred stock are outstanding at November 30, 2003.

b.              On October 1, 2001 the Company renewed its Regulation S Stock Purchase agreement with Citizen Asia Pacific Limited (CAPL), a Hong Kong company. The shares are being offered and sold on reliance of an exemption from registration requirements of the United States Federal and State securities laws under Regulation S promulgated under the Securities Act.  The agreement stipulates that CAPL will use its best efforts to purchase from the Company 500,000 restricted shares of common stock (renewable for additional amounts) at a per share price which shall be 38% of the average closing prices of the Company’s shares of common stock as quoted on the OTC Bulletin Board or other public trading market. The Company has the right to accept or reject subscriptions for the shares, in whole or in part. The agreement expired September 30, 2002. The Company sold approximately $140,000 in common stock through CAPL in the preceeding fiscal year. On October 3, 2002 the Company entered into a consulting agreement with Telvest, Inc. Under the terms of the agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3% of all funds raised. The agreement ran through January 31, 2003. The Company sold approximately $108,000 in common shares through the term of the agreement.

c.               During the current fiscal year, the Company used the services of consultants who received 319,328    shares of common stock. The Company recorded the transactions as a $17,745 charge to expense with an offsetting credit to capital. During the same period in the fiscal year, the Company used the services of consultants who received 6,177,345 shares of common stock. The Company recorded the transactions as a $666,468 charge to expense with an offsetting credit to capital.

d.              Options to purchase shares of common stock are not included in the computation of diluted earnings per share because the effect would be antidilutive.

11.       INCOME TAXES:

The components of federal income taxes for the current and previous fiscal year are as follows:

	2003	2002
Current tax benefit	$424,222	$788,200
Valuation allowance	(424,222)	(788,200)
Net income tax benefit	$-0-	$-0-

11.       INCOME TAXES (continued):

At November 30, 2002, the Company has Federal tax loss carry forwards of approximately $7.9 million available to offset future taxable income. The Federal tax loss carry forwards expire in varying amounts from 2011 to 2023.

12.       INTERIM FINANCIAL REPORTING:

During the fourth quarter of the fiscal year ended November 30, 2003, the Company credited to depreciation, depletion and amortization approximately $150,000. The Company had previously overstated its estimates for the current fiscal year. This adjustment did not have a significant effect on previously reported operating results.

13.       SUPPLEMENTARY OIL AND GAS INFORMATION -UNAUDITED:

	November 30,
	2003	2002
Capitalized Costs Relating to Oil and Gas
Producing Activities:
Property (acreage costs)- Proved	$545,571	$705,428
Producing assets	1,030,191	1,557,784
	1,576,502	2,263,212
Less: accumulated depreciation and depletion	476,663	331,983
Net Capitalized Costs	$1,099,839	$1,931,229
Costs Incurred in Property Acquisition,
Exploration and Development Activities:
Property acquisition costs	$—	$40,429
Exploration costs	—	—
Development costs	10,856	516, 070
Total	$10,856	$556,499
Results of Operations for Producing Activities:
Oil and gas sales	$176,229	$117,232
Gain (loss) on sale of properties	(687,317)	(1,009,669)
Production costs	(108,507)	(114,690)
Depreciation, depletion and amortization	(154,320)	(161,654)
Impairment of oil and gas properties from changing prices	—	—
	(773,915)	(1,168,781)
Income tax benefit	—	—
Results of Operations Excluding Selling, General and
Administrative and Joint Venture Activities	$(773,915)	$(1,168,781)

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

Following is a summary of the changes in estimated proved developed and undeveloped oil and gas reserves of the Company, which are located in East Texas, for the years ended November 30, 2003 and 2002:

	Oil (BBL)	Gas (MCF)
Proved reserves November 30, 2001	733,857	1,418,004
Revisions to previous estimates	(6,451)	—
Production	(3,661)	—
Sales, transfers and retirements	(477,355)	(1,418004)
Proved reserves November 30, 2002	246,390	—
Revisions to previous estimates	(74,118)	—
Production	(3,400)	—
Sales, transfers and retirements	(65,909)	—
Proved reserves November 30, 2003	102,963	—

Proved developed reserves:
November 30, 2001	254,875	—
November 30, 2002	246,390	—
November 30, 2003	102,963	—

Standardized Measure of Discounted Cash Flows Relating to Proved Oil and Gas Reserves

Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.

Future cash inflows and future production and development costs are determined by applying year-end prices for 2003 of $27.00/bbl and for 2002, $21.00/bbl and costs to the estimated quantities of oil to be produced. Estimated future income taxes are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process. Presented below is the standardized measure of discounted future net cash flows relating to proved oil reserves as of November 30, 2003 and 2002.

	2003	2002
Future cash inflows	$2,780,000	$5,174,180
Future production costs	(1,332,824)	(2,631,338)
Future development costs	(6,933)	(232,083)
Future income tax expense	(489,683)	(785,658)
Future net cash flows	950,560	1,525,101
10% annual discount for estimated timing of cash flows	(457,885)	(734,641)
Standardized measure of discounted future net cash flows relating to proved reserves	$492,675	$790,460

Following reconciles the change in the standardized measure of discounted future net cash flow:

December 1, 2001	$2,058,805
Increase (decrease) due to:
Sales of oil and gas produced, net of production costs	(7,205)
Net changes in prices and production costs	300,765
Net change in future development costs	110,414
Revisions to previous quantity estimates	114,250
Net change from sales, transfers and disposals of minerals	(1,883,551)
Accretion of discount	(601,852)
Net change in income taxes	607,250
Other	91,584
November 30, 2002	790,460
Sales of oil and gas produced, net of production costs	(10,072)
Net changes in prices and production costs	923,079
Net change in future development costs	(108,431)
Revisions to previous quantity estimates	(273,134)
Net change from sales, transfers and disposals of minerals	(666,716)
Accretion of discount	(45,788)
Net change in income taxes	(133,313)
Other	16,590
November 30, 2003	$492,675

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

1) On January 31, 2004, the Registrant dismissed James A. Moyers, CPA (‘Moyers”) as its independent accountant.

2.) On January 31, 2004, the Registrant retained James George Somma, CPA (“Somma”) as its independent accountant. The decision to engage Somma as set forth above and to dismiss James A. Moyers, CPA was approved by the board of directors of the Registrant.

3) The Company did not consult with Somma with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements prior to engaging the firm.

4) Moyers reports on the Registrant’s financial statements for the fiscal years ended November 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

5) During the fiscal years ended November 30, 2002 and 2001, and the subsequent interim period through August 31, 2003, (i) there were no disagreements with Moyers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Moyers, would have caused them to make reference to the subject matter of the disagreements in connection with their report and (ii) there were no “reportable events” as defined in Item 304 (a)(I)(v) of Regulation S-K.

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

NAME	AGE	POSITION
Tim Burroughs	44	President and Director
Sherri Cecotti	39	Secretary/Treasurer

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

SHERRI CECOTTI is the Secretary-Treasurer and recently joined our company in February 2002. Prior to joining our company Ms. Cecotti was employed by the Expo Design Center/Home Depot, from 1999 to

2002 as an assistant store manager, and in their central installation office. From 1992-1998 Ms. Cecotti was operations manager for Marshall Fields in Dallas, Texas.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by, or paid to the executive officers named:

NAME AND POSITION	YEAR	ANNUAL SALARY	BONUS

Tim Burroughs	2002	$150,000.00	$-0-
President	2003	$150,000.00	$-0-

Sherri Cecotti	2002	$36,500.00
Secretary/Treasurer	2003	$48,000.00

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of February 28, 2004:

TITLE OF CLASS	NAME AND ADDRESS OF OWNER	AMOUNT OWNED	PERCENT OF CLASS

Common Stock	Tim Burroughs(1)	1,565,896.0509%
	3330 LBJ Freeway
	Suite 1320 Dallas, TX 75234

TITLE OF CLASS	NAME AND ADDRESS OF OWNER	AMOUNT OWNED	PERCENT OF CLASS
Common Stock	Tim Burroughs	5,000,000.1625%
	Family Tr (2)
	12300 Ford Road, Suite 194
	Dallas, Texas 75234

Common Stock	Samuel Warren	3,378,316.1098%
	5Cindywood Street
	Texarkana, TX 75503

(1) Effective December 1, 1999, we entered into an employment agreement with our President, Mr. Burroughs, whereby Mr. Burroughs shall receive stock options good for five years from the date of issuance to purchase up to 500,000 shares of our common stock each year at a price which shall not be greater than 50% of the average bid price for our common stock during the previous year. This right to purchase accumulates so that if Mr. Burroughs does not purchase the shares to which he is entitled from a year, that amount of shares that are not purchased is added to the previous number of shares that Mr. Burroughs may purchase. The result is that Mr. Burroughs shall have the right to acquire an additional 2,500,000 shares of our common stock over a five-year period. Mr. Burroughs currently owns 1,565,896 shares of our common stock and is also currently entitled to purchase 1,500,000 additional shares pursuant to his employment agreement, which results in Mr. Burroughs owning or being currently entitled to purchase a total of 2,500,000 shares of our common stock. Mr. Burroughs current contract is extended until the end of the first quarter of 2003 when a new contract will be executed.

(2) The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Tim Burroughs, our President.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All of the operations conducted in the field on behalf of our company are conducted by Gulftex Operating, Inc. Our president, Tim Burroughs, owns all of the common stock of Gulftex Operating, Inc. In the past, no compensation was paid to Gulftex Operating, Inc. or Tim Burroughs for the ownership of Gulftex Operating, Inc. or for the management activities conducted by Gulftex Operating, Inc. However, we pay Gulftex Operating, Inc., $800.00 per month for the activities conducted by Gulftex Operating, Inc., in operating our wells. In addition, During the fourth quarter of the current fiscal year, Gulftex Operating contracted with our Company to perform management and drilling supervision services on a well-by-well basis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

31.1 Certification by Tim P. Burroughs, Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Tim P. Burroughs, Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FORMS 8-K

We hereby incorporate by reference our Form 8-K filed on March 2, 2004

ITEM 14.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President/Chief Financial Officer conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c)) within 90 days of the filing date of this Annual Report on Form 10-KSB (the “Evaluation Date”). Based on the evaluation, our President/Chief Financial Officer has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date set forth above.

ITEM 15.PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements on Form 10-KSB and the reviews of the financial reports included in our Quarterly Reports on Form 10-QSB for the years ended November 30, 2003 and 2002 amounted to $46,000 and $51,000, respectively.

Tax Fees

The aggregate fees billed by our auditors for professional services rendered for tax compliance, tax advice and tax planning for the years ended November 30, 2003 and 2002 amounted to $5,000 and $7,000 respectively. Such services consisted of U.S. federal, state and local tax preparation, tax advice and assistance regarding statutory, regulatory or administrative developments.

All Other Fees

No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended November 30, 2003 and 2002.

Board of Directors Pre-Approval Policies and Procedures

In December 2003, the Board of Directors adopted polices and procedures for pre-approving all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. Under the policy, our independent auditors are prohibited from performing certain non-audit services and are pre-approved to perform certain other non-audit and tax related services. All audit services, audit-related services, tax services and other services provided by our auditors have been pre-approved by the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE:   March 16, 2004

SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER