Form 10QSB
period 2004-02-29
TBX RESOURCES INC
filed 2004-04-15
CIK 1108645

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING FEBRUARY 29, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to .

Commission File Number 0-30746

TBX RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Texas	75-2592165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3030 LBJ Freeway, Suite 1320
Dallas, TX 75234
(Address of principal executive offices)

Issuer’s telephone number (972) 243-2610

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒     No    ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,772,537 on April 14, 2004

Transitional Small Business Disclosure Format (check one) Yes  ☐  No  ☒

TBX Resources, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TBX RESOURCES, INC.

BALANCE SHEET

FEBRUARY 29, 2004

(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$2,527
Trade accounts receivable	12,978
Prepaid consulting fees	100,000
Total current assets	115,505

Equipment and Property
Office furniture, fixtures and equipment	118,449
Oil and gas properties, using successful efforts accounting Proved properties and related equipment	1,576,502
1,694,951
Less accumulated depreciation, depletion and amortization	607,448
Total equipment and property	1,087,503

Prepaid Consulting and Other	206,211
Total Assets	$1,409,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable and accrued expenses	$104,940
Loan from affiliate	351,289
Taxes payable	11,069
Deferred income	192,778
Total current liabilities	660,076

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 30,772,537 shares outstanding at February 28, 2004	307,725
Additional paid-in capital	8,558,897
Accumulated deficit	(8,117,479)
Total stockholders’ equity	749,143
Total Liabilities and Stockholders’ Equity	$1,409,219

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	Feb. 29, 2004	Feb. 28, 2003

Revenues:
Oil and gas sales	$31,154	$77,389
Joint venture management fees	24,493	—
Total revenues	55,647	77,389

Expenses:
Lease operating and taxes	25,363	38,277
Joint venture expenses	24,502	—
General and administrative	162,580	185,646
Depreciation, depletion and amortization	41,073	79,590
Total expenses	253,518	303,513
Operating Loss	(197,871)	(226,124)
Other Income (Expense):
Interest and other	(3,758)	240
Loss Before Provision for Income Taxes	(201,629)	(225,884)
Provision for income taxes	—	—
Net Loss	$(201,629)	$(225,884)

Net Loss Per Common Share, Basic and Diluted	$(0.01)	$(0.01)
Weighted average common shares used in per share calculations:
Basic and Diluted	30,772,537	30,017,206

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	Feb. 29, 2004	Feb. 28, 2003

Cash Flows From Operating Activities:
Operating loss	$(197,871)	$(226,124)
Adjustments to reconcile net loss to net cash flow from operating activities:
Interest income (expense)	(3,758)	240
Depreciation, depletion and amortization	41,074	79,590
Non-cash consulting services and other	21,543	31,000
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(94)	(12,251)
Affiliate receivables	—	(38,897)
Other current assets	—	667
Increase (decrease) in:
Accounts payable	(14,070)	9,975
Loan from affiliate	3,379	(15,000)
Taxes payable	818	—
Deferred income	144,824	35,000
Net cash provided by (used) for operating activities	(4,155)	(135,800)

Cash Flows From Investing Activities:
Cash used in the acquisition and development of properties	(756)	(10,118)
	(756)	(10,118)
Cash Flows From Financing Activities:
Cash provided by the issuance of common stock	—	113,568
	—	113,568
Net Increase (Decrease) In Cash	(4,911)	(32,350)
Cash at beginning of period	7,438	34,317
Cash at end of period	$2,527	$1,967

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional Paid-In Capital	Accum- ulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Par Value
Balance November 30, 2003	30,772,537	$307,725	$8,558,897	$(7,915,850)	$950,772
Net loss for period	—	—	—	(201,629)	(201,629)
Balance February 29, 2004	30,772,537	$307,725	$8,558,897	$(8,117,479)	$749,143

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2004

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions to Form 10-QSB of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s quarterly financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2003 (including the notes thereto) set forth in Form 10-KSB.

In the opinion of Management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of February 29, 2004, results of operations, cash flows and stockholders’ equity for the three months ended February 29, 2004 and 2003 have been made. Operating results for the three months ended February 29, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Net Loss Per Common Share- Stock options are excluded from the calculation of net loss per common share because they are antidilutive.

Recent Accounting Pronouncement – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”.  Under the provisions of Interpretation No. 46, certain variable interest entities, often referred to as “Special Purpose Entities”, are required to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do no have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is effective for all entities created or acquired prior to February 1, 2003. The provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes the adoption of SFAS Interpretation No. 46 will not have any impact on its financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered into or modified after June 30, 2003.

The Company does not have any derivative instruments as defined by SFAS No. 149. The Company’s adoption of SFAS No. 149 will not have any impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The Company believes the adoption of SFAS No. 150 will not have any impact on its financial position or results of operations.

3.             SIGNIFICANT TRANSACTIONS:

a.               During the last quarter of the previous fiscal year, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fixed fee. During the three months ended February 29, 2004, the Company generated approximately $24,500 in revenues from joint venture management fees and incurred expenses for approximately the same amount.

b.              During the previous fiscal year, the Company obtained loans from its president, Mr. Tim Burroughs. The loan balance as of February 29, 2004 is approximately $157,952 and is payable on demand at an interest rate of 10% per annum. Interest accrued on the loan for the first quarter is $3,853. The loan is secured by the Company’s oil and gas properties. The Company expects to pay back this loan from operating revenue by the end of the next fiscal year.

c.               During the last quarter of the previous fiscal year, the Company completed reworking two East Texas wells at a cost of approximately $15,000. Monthly gross production from these wells is projected to be 450 barrels of oil.

d.              The Company executed an Employment Agreement for three years effective December 1, 1999 with Mr. Tim Burroughs, President. Under the terms of the agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company’s common stock a year for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which the options are exercised. The options are cumulative thus allowing Mr. Burroughs to exercise the options through November 30, 2004 for a total of 2,500,000 shares. As of November 30, 2003, Mr. Burroughs has the option to purchase 2,000,000 shares of the Company’s common stock. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years.  The current management contract has been extended until a new contract can be arranged.

e.               In October of 2002, the Company formed and is acting as the general partner for the “Grasslands I, Limited Partnership”. The purpose of the partnership is to acquire 2,800 acres for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. The Company is to be reimbursed on a turnkey basis for organization and offering cost, lease acquisition costs and administrative expenses. Revenue earned to date is $88,477 offset by expenses of $49,233. As of February 29, 2004 the Partnership advanced the Company approximately $193,809 which it used to fund operations. The Company expects to repay the advance within the next twelve months.

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

RECENT DEVELOPMENTS

During the last quarter of the previous fiscal year, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fixed fee. The Company has earned approximately $24,500 and incurred costs of approximately the same amount in the first quarter. In addition, the Company added approximately $144,800 to the deferred income account in the current quarter. The Company expects to earn the income primarily in the second quarter of this year.

In October 2002, the Company formed the “Grasslands I, Limited Partnership” in which we are acting as the General Partner for the purpose of acquiring the Wise County acreage for development drilling. The Company has a 20% interest in the Partnership and is reimbursed on a turnkey basis for 100% of the organization and offering costs, lease acquisition costs and administrative expenses. Our cumulative revenue from the Partnership is $88,477 offset by our expenses of $49,233.

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

PROPERTIES. The following is a breakdown of our properties:

Name of Field	Gross Producing Well Count	Net Producing Well Count

East Texas Field	0	0
Mitchell Creek & Talco Field (1)	1	1
Manziel & Quitman Field (1)	3	3

The following information pertains to our properties as of February 29, 2004:

NAME OF FIELD	PROVED RESERVES: OIL (bbls)	PROVED RESERVES: GAS (mcf)	PROVED DEVELOPED RESERVES: OIL (bbls)	PROVED DEVELOPED RESERVES: GAS (mcf)	CURRENT PRODUCTION OIL: (bbls) (1)	PERCENTAGE OF RESERVES IN FIELD TO TOTAL RESERVES HELD BY THE COMPANY

East Texas Field	6,407	0	6,407	0	0	oil	6.2
						gas	0
Mitchell Creek	33,681	0	32,681	0	295	oil	32.7
& Talco Field						gas	0
Manziel &	62,874	0	62,874	0	67	oil	61.1
Quitman Field						gas	0

(1) The current production figure specified above is for the production for the month of February 2004.

PRODUCTIVE WELLS AND ACREAGE

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Net Developed Acres

East Texas Region	21	21	0	0	843.2	838.34

Notes:

1. Total Gross Oil Wells were calculated by subtracting 2 wells designated as Injection Wells from the 23 wells owned and/or operated by TBX Resources, Inc as of February 29, 2004.

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

5. All acreage in which we hold a working interest as of February 29, 2004 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be classified as developed.

Geographic Area	Gross Acres	Net Acres

East Texas Region	843.2	838.34

Note:

1. Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise development potential.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included on Form 10-KSB for the year ended November 30, 2003 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.

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

RESULTS OF OPERATIONS

The Company incurred an operating loss of $197,871 for the three months ended February 29, 2004 as compared to an operating loss of $226,124 for the three months ended February 28, 2003. The decrease in the operating loss of $28,253, 12.5%, is discussed below.

Revenue – Total revenue decreased $21,742, 28.1%, from $55,647 for the three months ended February 29, 2004 to $77,389 for the three months ended February 28, 2003.

During the three months ended February 29, 2004, the Company generated approximately $31,154 in revenue from oil and gas sales as compared to $77,389 for the three months ended February 28, 2003. The $46,235 decrease is primarily due to and adjustment of previous year’s sales from the Company’s East Texas properties offset by increased oil prices.

During the three months ended February 29, 2004, the Company generated approximately $24,493 in revenues from joint venture management fees. The Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fee. The Company incurred costs of approximately $24,502 in the first quarter of the current fiscal year. There were no revenues from joint venture management fees during the same period this year.

Expenses – Total expenses decreased $49,995, 16.5%, from $235,518 for the three months ended February 29, 2004 to $303,513 for the three months ended February 28, 2003.

Lease operating and taxes decreased $12,904, 33.7%, from $38,277 for the three months ended February 28, 2003 to $25,363 for the three months ended February 29, 2004. The decrease is primarily the result of a reduction in work over expenses for two of our East Texas properties.

General and administrative expenses decreased approximately $23,502, 12.4%, from $185,646 for the three months ended February 28, 2003 to $162,580 for the three months ended February 29, 2004. The decrease is primarily attributable to a decrease in various professional and consulting fees of approximately $26,095, offset by an increase of $2,593 in other general expenses.

Depreciation, depletion and amortization decreased $38,517, 48.4%, from $79,590 for the three months ended February 28, 2003 to $41,073 for the three months ended February 29, 2004. The decrease is due to a reduction in properties owned by the Company and a change in estimate of future lives of our properties. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

Other Income (Expense) - Other income (expense) decreased from $240 in income for the three months ended February 28, 2003 to a net expense of $3,758 for the three months ended February 29, 2004. The $3,998 change is primarily attributable to the Company’s accrual of interest on a $158,000 loan from our President, Tim Burroughs.

Provision for Income Taxes – The Company has not provided for tax benefits associated with its losses for the three months ended February 29, 2004 and February 28, 2003.

Net loss – The Company’s net loss decreased approximately $24,256, 10.7%, from $225,884 for the three months ended February 28, 2003 to $201,629 for the three months ended February 29, 2004. The increase in the loss is attributable to a decrease in revenue totaling $21,742 and a reduction in lease operating expenses of $12,904, general and administrative expenses of $23,066 and an decrease in depreciation, depletion and amortization of $38,517 offset by an increase in joint venture costs and expenses of $24,502.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2004, we have total assets of $1,409,219 of which net oil and gas properties amount to $1,058,766 or 75.1% of the total assets. The Company’s accumulated losses through February 29, 2004 totaled $8,117,479. At February 29, 2004, we have $2,527 in cash and money market accounts. Our ratio of current assets to current liabilities is 0.2:1; we have no long-term debt. As of February 29, 2004, our shareholders equity was a positive $749,143.

We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture management fees and loans from affiliates. The Company’s cash used for operating activities totaled $4,155 and $135,800 for the three months ended February 29, 2004 and February 28, 2003, respectively. The Company’s capital investments totaled $756 and $10,118 for the three months ended February 29, 2004 and February 28, 2003, respectively. Cash provided by the change in other assets totaled $113,568 during the three months ended February 28, 2003 while there were no changes for the same period this year.

PLAN OF OPERATION FOR THE FUTURE.

We want to manage more joint venture limited partnerships. As manager of these programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Also, the Company completed one Ellis County, Oklahoma well and reworked two East Texas wells. We estimate that these wells may generate net income of approximately $10,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable.

In October of 2002 we formed “The Grasslands I, Texas Limited Partnership” in which we are acting as the General Partner for the purpose of acquiring the Wise County acreage for development drilling. The Company has a 20% interest in the Partnership and is reimbursed on a turnkey basis for 100% of the organization and offering costs, lease acquisition costs and administrative expenses. In addition, we plan to re-work 8 of our East Texas wells in the coming year which may increase revenue by approximately $300,000 to $360,000 a year. However, there can be no assurance that our planned and projected level of production will materialize in the future.

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

None

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

EXHIBITS:

31.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE:	April 15, 2004

SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER