Form 10QSB
period 2004-05-31
TBX RESOURCES INC
filed 2004-07-15
CIK 1108645

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MAY 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,772,537 on July 14, 2004

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

TBX Resources, Inc.

i

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

TBX RESOURCES, INC.

BALANCE SHEET

MAY 31, 2004

(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$1,924
Trade accounts receivable	25,688
Prepaid consulting fees	100,000
Total current assets	127,612

Equipment and Property
Office furniture, fixtures and equipment	118,449
Oil and gas properties, using successful efforts accounting Proved properties and related equipment	1,751,667
1,870,116
Less accumulated depreciation, depletion and amortization	690,623
Total equipment and property	1,179,493

Prepaid Consulting and Other	181,211
Total Assets	$1,488,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$214,844
Loans from affiliates	364,907
Taxes payable	10,415
Accrued expenses	16,933
Deferred income from joint ventures	192,647
Total current liabilities	799,746

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 30,772,537 shares outstanding at May 31, 2004	307,725
Additional paid-in capital	8,558,897

Accumulated deficit	(8,178,052)
Total stockholders’ equity	688,570
Total Liabilities and Stockholders’ Equity	$1,488,316

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003

Revenues:
Oil and gas sales	$35,631	$33,625	$66,783	$112,162
Joint venture income	202,010	—	226,503	—
Total revenues	237,641	33,625	293,286	112,162

Expenses:
Lease operating and taxes	28,338	16,891	53,702	45,307
Joint venture expenses	194,148	—	218,652	—
General and administrative	(11,164)	134,046	151,414	318,450
Loss on sale and abandonment of oil & gas properties	—	675,934	—	671,197
Depreciation, depletion and amortization	83,175	84,153	124,248	163,743
Total expenses	294,497	911,024	548,016	1,198,697

Operating Loss	(56,856)	(877,399)	(254,730)	(1,086,535)

Other Income (Expense):
Interest and other	(3,716)	153	(7,472)	393

Net Loss Before Provision for Income Taxes	(60,572)	(877,246)	(262,202)	(1,086,142)
Provision for income taxes	—	—	—	—
Net Loss	$(60,572)	$(877,246)	$(262,202)	$(1,086,142)

Net Loss Per Common Share, Basic and Diluted	$(0.00)	$(0.03)	$(0.01)	$(0.04)
Weighted average common shares used in calculations:
Basic and diluted	30,772,537	30,017,206	30,772,537	30,017,206

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	May 31, 2004	May 31, 2003

Cash Flows From Operating Activities:
Net loss	$(262,202)	$(1,056,106)
Adjustments to reconcile net loss to net cash flow from operating activities:
Loss (gain) on the disposal of oil and gas interests	—	641,161
Depreciation, depletion and amortization	124,248	163,743
Non-cash consulting services and other	46,544	50,000
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(12,804)	(13,255)
Affiliate receivables	—	(1,089)
Other current assets	—	5,662
Increase (decrease) in:
Accounts payable	95,833	(3,633)
Loan from affiliates	16,997	(15,000)
Taxes payable	164	373
Accrued expenses	16,933	—
Deferred income	144,693	86,772
Net cash provided by (used) for operating activities	170,406	(141,372)

Cash Flows From Investing Activities:
Cash used in the acquisition and development of properties	(175,920)	(3,556)
	(175,920)	(3,556)
Cash Flows From Financing Activities:
Cash provided by the issuance of common stock	—	113,568
	—	113,568
Net Increase (Decrease) In Cash	(5,514)	(31,360)
Cash at beginning of period	7,438	34,317
Cash at end of period	$1,924	$2,957

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional Paid-In Capital	Accum- ulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Par Value
Balance November 30, 2003	30,772,537	$307,725	$8,558,897	$(7,915,850)	$950,772
Net loss for period	—	—	—	(262,202)	(262,202)
Balance May 31, 2004	30,772,537	$307,725	$8,558,897	$(8,178,052)	$688,570

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2004

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

In the opinion of Management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of May 31, 2004, results of operations, cash flows and stockholders’ equity for the six months ended May 31, 2004 and 2003 have been made. Operating results for the six months ended May 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

3.             SIGNIFICANT TRANSACTIONS:

a.               During the fourth quarter of the previous fiscal year, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for an agreed upon fee. During the six months ended May 31, 2004, the Company generated approximately $226,500 in revenues from joint venture management fees and incurred expenses of approximately $218,652.  In addition, for the first six months of this fiscal year, the Company recorded deferred income associated with this activity in the amount of $144,693.

b.              During the current quarter, the Company completed reworking two East Texas wells at a cost of approximately $175,000. Initial monthly gross production from these wells is projected to be 500 barrels of oil.

c.               During the previous fiscal year, the Company obtained operating loans from its president, Mr. Tim Burroughs. The loan balance as of May 31, 2004 is approximately $158,000 (included in loans from affiliates) and is payable on demand at an interest rate of 10% per annum. Interest accrued on the loan for the first six months is $7,706. The loan is secured by the Company’s oil and gas properties. The Company expects to pay back this loan from operating revenue by the end of this fiscal year.

d.              In October of 2002, the Company formed and is acting as the general partner for the “Grasslands I, Limited Partnership”. The purpose of the partnership is to acquire ackerage for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. The Company is to be reimbursed on a turnkey basis for organization and offering cost, lease acquisition costs and administrative expenses. Revenue earned to date is $88,477 offset by expenses of $49,233. As of May 31, 2004 the Partnership advanced the Company approximately $195,000 which it used to fund operations and is included in loans from affiliates. The Company expects to repay the advance from operating revenue by the end of this fiscal year.

e.               During the second quarter of the previous fiscal year, the Company wrote-off most of its investment in the Talco Field property in East Texas. The Company wrote-off 75% of the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on the property of approximately $484,424. This was a non-producing property; accordingly there were no income or expense items associated with this property during the previous fiscal year. In addition, the Company abandoned its Union City prospect in Oklahoma. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $191,511. Union City was a non-producing property; accordingly there were no income or expense items associated with this property during the previous fiscal year.

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

RECENT DEVELOPMENTS

During the fourth quarter of the previous fiscal year, the Company abandoned its Talco Field property in East Texas. The Company wrote-off the costs of the acreage, wells and related deprecation, depletion and amortization and recorded a loss on abandonment of approximately $0.6 million. Management is of the opinion that the estimated cost of $1 million to re-work and develop the property would not yield an adequate return on its investment given its limited resources. By abandoning the property, the Company was able to avoid a remedial liability estimated to be approximately $0.2 million. The property was shut-in; accordingly there were no income or expense items associated with this property during the previous fiscal year. The property is currently being leased by a company in which our president, Tim Burroughs is the sole shareholder. The Company will own a 25% working interest in the property after it is developed. Thus, the Company will participate in the potential increased production from this property without incurring any development costs. Management is of the opinion the 25% interest in the developed property may yield net after expense income of approximately $0.4 million in the first full year of production and declining thereafter.

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

PROPERTIES. The following is a breakdown of our properties:

Name of Field	Gross Producing Well Count	Net Producing Well Count

East Texas Field	0	0
Mitchell Creek & Talco Field (1)	1	1
Manziel & Quitman Field (1)	3	3

The following information pertains to our properties as of May 31, 2004:

NAME OF FIELD	PROVED RESERVES: OIL	PROVED RESERVES: GAS	PROVED DEVELOPED RESERVES: OIL	PROVED DEVELOPED RESERVES: GAS	CURRENT PRODUCTION OIL:	PERCENTAGE OF RESERVES IN FIELD TO TOTAL RESERVES HELD BY THE COMPANY
	(bbls)	(mcf)	(bbls)	(mcf)	(bbls) (1)
East Texas Field	6,407	0	6,407	0	0	oil	6.2
						gas	0
Mitchell Creek & Talco Field	33,681	0	33,681	0	236	oil	32.7
						gas	0
Manziel & Quitman Field	62,874	0	62,874	0	494	oil	61.1
						gas	0

(1) The current production figure specified above is for the production for the month of May 2004.

PRODUCTIVE WELLS AND ACREAGE

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Net Developed Acres

East Texas Region	21	21	0	0	843.2	838.34

Notes:

1. Total Gross Oil Wells were calculated by subtracting 2 wells designated as Injection Wells from the 23 wells owned and/or operated by TBX Resources, Inc as of May 31, 2004.

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

5. All acreage in which we hold a working interest as of May 31, 2004 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be classified as developed.

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

RESULTS OF OPERATIONS

The Company incurred an operating loss of $254,730 for the six months ended May 31, 2004 as compared to an operating loss of. $1,086,535 for the six months ended May 31, 2003. The decrease in the operating loss of $831,805, 76.6%, is discussed below.

Revenues – Revenues generated from oil and gas sales and the joint venture management fees increased $181,124, 161.5%, from $112,162 for the six months ended May 31, 2003 to $293,286 for the six months ended May 31, 2004.

During the six months ended May 31, 2004, the Company earned management fees of $226,503 for work performed on the drilling and completion of wells in North Texas. The work is generated from a company in which our president. Mr. Burroughs is the sole shareholder. The Company has no joint venture management fees for the six months ended May 31, 2003.

During the six months ended May 31, 2003, the Company generated approximately $112,162 in revenue from oil and gas sales as compared to $66,783 for the six months ended May 31, 2004. The $45,379, 40.5%, decrease is primarily due to the payment of prior years oil runs for the correction of an error by one of the Company’s oil purchasers. During the past six months, oil sales on the Texas properties were approximately the same as last year. The Company completed re-working two East Texas wells and anticipates that these wells will be brought on-line during the third quarter of current fiscal year. The Company anticipates that monthly production from these wells will approximate 500 barrels of oil. The majority of the Texas wells remain shut-in awaiting re-work or the designation as injection wells. Revenue from the Company’s Oklahoma properties is minimal as a result of previous sales of the Company’s interest in the properties and production declines.

Expenses – Total expenses decreased $650,681, 54.3%, from $1,198,697 for the six months ended May 31, 2003 to $548,016 for the six months ended May 31, 2004.

Lease operating and taxes increased $8,395, 18.5%, from $45,307 for the six months ended May 31, 2003 to $53,702 for the six months ended May 31, 2004. The increase is primarily the result of recurring expenses for the Texas oil wells.

During the six months ended May 31, 2004, the Company incurred expenses of $218,652 for management of work performed on the organization, drilling and completion of wells in North Texas. The work is generated from a company in which our president. Mr. Burroughs is the sole shareholder. The Company has no joint venture expenses for the six months ended May 31, 2003.

General and administrative expenses decreased approximately $167,036, 52.5%, from $318,450 for the six months ended May 31, 2003 to $151,414 for the six months ended May 31, 2004. The decrease is primarily due to the allocation of $124,680 of general and administrative expenses to joint venture expenses and higher compensation and employee related costs, and general expenses offset by lower consulting fees, professional fees, public relations and contract labor expenses.

Loss on abandonment of oil and gas properties was $671,197 for the six months ended May 31, 2003. The Company abandoned its Talco Field property in East Texas. The Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $479,686. Management is of the opinion that the estimated cost of $1 million to re-work and develop the property will not yield an adequate return on its investment given its limited resources. In addition, the Company plugged and abandoned its Union City prospect that was located in Oklahoma. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $191,511. There were no comparable losses for the same period this year.

Depreciation, depletion and amortization decreased $39,495, 24.1%, from $163,743 for the six months ended May 31, 2003 to $124,248 for the six months ended May 31, 2004. The decrease is due to the decrease in Company owned oil and gas properties and a change in the estimate of future lives of our properties. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

Other Income (Expense) - Other income and (expense) decreased from $393 for the six months ended May 31, 2003 to ($7,472) for the six months ended May 31, 2004. The $7,865 decrease is primarily attributable to interest charged on the Company’s approximately $157,000 operating loan from our president, Mr. Tim Burroughs.

Provision for Income Taxes –There are no recorded tax benefits for the six months ended May 31, 2004 and for the same period last fiscal year.

Net loss – The Company’s net loss decreased approximately $823,940, 75.9%, from $1,086,142 for the six months ended May 31, 2003 to $262,202 for the six months ended May 31, 2004. The decrease in the loss is primarily attributable to the abandonment of the Company’s Talco and Union City properties and to a lesser extent in consulting fees, professional fees, public relations and contract labor offset by higher compensation and employee related costs, and general expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2004, we have total assets of $1,488,316 of which net oil and gas properties amount to $1,150,756 or 81.3% of the total assets. The Company’s accumulated losses through May 31, 2004 totaled $8,178,052. At May 31, 2004, we have $1,924 in cash and money market accounts. Our ratio of current assets to current liabilities is 0.2:1; we have no long-term debt. As of May 31, 2004, our shareholders equity was a positive $688,570.

We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture management fees and loans from affiliates. The Company’s cash provided from operating activities totaled $170,406 for the six months ended May 31, 2004 while cash used for operating activities totaled $141,372 during the six months ended May 31, 2003. The Company’s capital investments totaled $175,920 and $3,556 for the six months ended May 31, 2004 and 2003, respectively.

PLAN OF OPERATION FOR THE FUTURE.

 We want to manage more joint venture limited partnerships. As manager of these drilling programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Also, the Company reworked two East Texas wells. We estimate that these wells may generate net income of approximately $10,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable.

In October of 2002 we formed “The Grasslands I, Texas Limited Partnership” in which we are acting as the General Partner for the purpose of acquiring the Wise County acreage for development drilling. TheCompany has a 20% interest in the Partnership and is reimbursed on a turnkey basis for 100% of the organization and offering costs, lease acquisition costs and administrative expenses. In addition, we plan to re-work 8 of our East Texas wells in the coming year which may increase revenue by approximately $300,000 to $360,000 a year. However, there can be no assurance that our planned and projected level of production will materialize in the future.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE: July 15, 2004

SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER