Form 10QSB
period 2004-08-31
TBX RESOURCES INC
filed 2004-10-15
CIK 1108645

UNITED STATES
SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING AUGUST 31, 2004

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

Yes  [X]   NO  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,772,537 on October 14, 2004

Transitional Small Business Disclosure Format (check one) Yes [  ]  No [x]

TBX Resources, Inc.

 i

PART I- FINANCIAL INFORMATION

item 1. Financial Statements

TBX RESOURCES, INC.

BALANCE SHEET
AUGUST 31, 2004
(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$1,472
Trade accounts receivable	25,688
Prepaid consulting fees and other	100,000

Total current assets	126,424

Equipment and Property
Office furniture, fixtures and equipment	118,449
Oil and gas properties, using successful efforts accounting
Proved properties and related equipment	1,784,727

1,903,176
Less accumulated depreciation, depletion and amortization	780,472

Total equipment and property	1,122,704

Prepaid Consulting and Other	156,211

Total Assets	$1,405,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$132,944
Loans from affiliates	360,272
Taxes payable	10,356
Accrued expenses	30,445
Deferred income from joint ventures	162,462

Total current liabilities	696,479

Commitments and Contingencies	—
Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 30,772,537 shares outstanding at August 31, 2004	307,725
Additional paid-in capital	8,558,897
Accumulated deficit	(8,157,762)

Total stockholders’ equity	708,860

Total Liabilities and Stockholders’ Equity	$1,405,339

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	Aug. 31, 2004	Aug. 31, 2003	Aug. 31, 2004	Aug. 31, 2003
Revenues:
Oil and gas sales	$22,567	$33,444	$89,351	$147,539
Joint venture management fees	277,485	152,287	503,988	152,287

Total revenues	300,052	185,731	593,339	299,826

Expenses:
Lease operating and taxes	34,879	32,477	88,580	76,549
Joint venture expenses	94,456	89,098	277,508	89,098
General and administrative	56,848	130,993	243,935	452,191
Loss on sale and abandonment of oil & gas properties	—	—	—	671,197
Depreciation, depletion and amortization	89,849	81,543	214,097	245,285

Total expenses	276,032	334,111	824,120	1,534,320

Operating Income (Loss)	24,020	(148,380)	(230,781)	(1,234,494)
Other Income (Expense):
Interest and other	(3,659)	95	(11,131)	488

Net Income (Loss) Before Provision for Income Taxes	20,361	(148,285)	(241,912)	(1,234,006)
Provision for income taxes	—	—	—	—

Net Income (Loss)	$20,361	$(148,285)	$(241,912)	$(1,234,006)

Net Income (Loss) Per Common Share, Basic and Diluted	$0.00	$(0.00)	$(0.01)	$(0.04)

Weighted average common shares used in calculations:
Basic and diluted	30,772,537	30,120,620	30,772,537	30,120,620

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	Aug. 31, 2004	Aug. 31, 2003
Cash Flows From Operating Activities:
Net loss	$(241,912)	$(1,234,006)
Adjustments to reconcile net loss to net cash flow from operating activities:
Loss (gain) on the disposal of oil and gas interests	—	671,197
Depreciation, depletion and amortization	214,097	245,285
Non-cash consulting services	71,544	96,469
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(7,716)	(10,640)
Affiliate receivables	—	18,631
Other current assets	(4,352)	4,952
Increase (decrease) in:
Accounts payable	13,933	(3,984)
Loans from affiliates	12,362	(15,000)
Taxes payable	105	2,563
Accrued expenses	30,445	—
Deferred income	114,508	86,772

Net cash provided by (used) for operating activities	203,014	(137,761)

Cash Flows From Investing Activities:
Cash used in the acquisition and development of properties	(208,980)	(3,556)

	(208,980)	(3,556)

Cash Flows From Financing Activities:
Cash provided by the issuance of common stock	—	107,568

	—	107,568

Net Increase (Decrease) In Cash	(5,966)	(33,749)
Cash at beginning of period	7,438	34,317

Cash at end of period	$1,472	$568

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accum- ulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance November 30, 2003	30,772,537	$307,725	$8,558,897	$(7,915,850)	$950,772
Net loss for period	—	—	—	(241,912)	(241,912)

Balance August 31, 2004	30,772,537	$307,725	$8,558,897	$(8,157,762)	$708,860

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
AUGUST 31, 2004

1. BUSINESS ACTIVITIES:

TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company’s principal business activity is acquiring and developing oil and gas properties. The Company owns 23 wells and operates another 7 wells located in East Texas. Of the 23 wells located in East Texas, 5 wells are currently producing oil and 2 wells have been designated as injection wells. The remaining 16 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Also, the Company has an interest in 6 proven wells in Oklahoma. The Company’s philosophy is to acquire properties with the purpose of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored joint venture development partnerships for the purpose of developing oil and gas properties for profit.

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

In the opinion of Management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of August 31, 2004, results of operations, cash flows and stockholders’ equity for the nine months ended August 31, 2004 and 2003 have been made. Operating results for the nine months ended August 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after August 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The Company believes the adoption of SFAS No. 150 will not have any impact on its financial position or results of operations.

3. SIGNIFICANT TRANSACTIONS:

a.	During the last quarter of the previous fiscal year, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for an agreed upon fee. During the nine months ended August 31, 2004, the Company generated approximately $503,988 in revenues from joint venture management fees and incurred expenses of approximately $277,508. In addition, as of August 31, 2004, the Company recorded deferred income associated with this activity in the amount of $162,462.

b.	During the current quarter, the Company completed reworking two East Texas wells at a cost of approximately $208,224. Initial monthly gross production from these wells is projected to be 500 barrels of oil.

c.	During the previous fiscal year, the Company obtained operating loans from its president, Mr. Tim Burroughs. The loan balance as of August 31, 2004 is approximately $157,953 (included in loans from affiliates) and is payable on demand at an interest rate of 10% per annum. Interest accrued on the loan for the first nine months is $11,558. The loan is secured by the Company’s oil and gas properties. The Company expects to pay back this loan from operating revenue by the end of this fiscal year.

d.	In October of 2002, the Company formed and is acting as the general partner for the “Grasslands I, Limited Partnership”. The purpose of the partnership is to acquire leases for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. The Company is to be reimbursed on a turnkey basis for organization and offering cost, lease acquisition costs and administrative expenses. Revenue earned to date is $88,477 offset by expenses of $49,233. As of August 31, 2004 the Partnership advanced the Company approximately $195,000 which it used to fund operations and is included in loans from affiliates. The Company expects to repay the advance from operating revenue by the end of this fiscal year.

e.	During the second quarter of the previous fiscal year, the Company wrote-off most of its investment in the Talco Field property in East Texas. The Company wrote-off 75% of the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on the property of approximately $484,424. This was a non-producing property; accordingly there were no income or expense items associated with this property during the previous fiscal year. In addition, the Company abandoned its Union City prospect in Oklahoma. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $191,511. Union City was a non-producing property; accordingly there were no income or expense items associated with this property during the previous fiscal year.

f.	The Company executed an Employment Agreement for three years effective December 1, 1999 with Mr. Tim Burroughs, President. Under the terms of the agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares of the Company’s common stock a year for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which the options are exercised. The options are cumulative thus allowing Mr. Burroughs to exercise the options through November 30, 2004 for a total of 2,500,000 shares. As of November 30, 2003, Mr. Burroughs has the option to purchase 2,000,000 shares of the Company’s common stock. The fair value of the options will be recorded as compensation expense when a reasonable estimate of such costs are available or the amount Mr. Burroughs has to pay is known. Based on the formula for calculating the purchase price, material charges to compensation expense may be recorded in future years. The current management contract has been extended until a new contract can be arranged.

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

RECENT DEVELOPMENTS

During the previous fiscal year, the Company abandoned its Talco Field property in East Texas. The Company wrote-off the costs of the acreage, wells and related deprecation, depletion and amortization and recorded a loss on abandonment of approximately $0.6 million. Management is of the opinion that the estimated cost of $1 million to re-work and develop the property will not yield an adequate return on its investment given its limited resources. By abandoning the property, the Company was able to avoid a remedial liability estimated to be approximately $0.2 million. The property was shut-in; accordingly there were no income or expense items associated with this property during the previous fiscal year. The property is currently being leased by a company in which our president, Tim Burroughs is the sole shareholder. The Company will own a 25% working interest in the property after it is developed. Thus, the Company will participate in the potential increased production from this property without incurring any development costs. Management is of the opinion the 25% interest in the developed property may yield net after expense income of approximately $0.4 million in the first full year of production and declining thereafter.

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

     PROPERTIES. The following is a breakdown of our properties:

	Gross Producing	Net Producing Well
Name of Field	Well Count	Count
East Texas Field	0	0
Mitchell Creek & Talco Field (1)	1	1
Manziel & Quitman Field (1)	4	4

     The following information pertains to our properties as of August 31, 2004:

			PROVED	PROVED		PERCENTAGE OF
	PROVED	PROVED	DEVELOPED	DEVELOPED	CURRENT	RESERVES IN FIELD
	RESERVES:	RESERVES:	RESERVES:	RESERVES:	PRODUCTION	TO TOTAL RESERVES
NAME OF	OIL	GAS	OIL	GAS	OIL:	HELD BY THE
FIELD	(bbls)	(mcf)	(bbls)	(mcf)	(bbls) (1)	COMPANY
East Texas Field	6,407	0	6,407	0	0	oil	6.2
						gas	0
Mitchell Creek & Talco Field	33,681	0	33,681	0	228	oil	32.7
						gas	0
Manziel & Quitman Field	62,874	0	62,874	0	481	oil	61.1
						gas	0

(1)	The current production figure specified above is for the production for the month of August 2004.

PRODUCTIVE WELLS AND ACREAGE

		Net			Total Gross	Net
	Total Gross	Productive	Total Gross	Net Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
East Texas Region	21	21	0	0	843.2	838.34

Notes:

1. Total Gross Oil Wells were calculated by subtracting 2 wells designated as Injection Wells from the 23 wells owned and/or operated by TBX Resources, Inc as of August 31, 2004.

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

5. All acreage in which we hold a working interest as of August 31, 2004 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be classified as developed.

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

RESULTS OF OPERATIONS

The Company incurred an operating loss of $230,781 for the nine months ended August 31, 2004 as compared to an operating loss of. $1,234,494 for the nine months ended August 31, 2003. The decrease in the operating loss of $1,003,713, 81.3%, is discussed below.

Revenues – Revenues generated from oil and gas sales and the joint venture management fees increased $293,513, 97.9%, from $299,826 for the nine months ended August 31, 2003 to $593,339 for the nine months ended August 31, 2004.

Revenues generated from joint venture management fees increased $351,701, 230.9%, from $152,287 for the nine months ended August 31, 2003 to $503,988 for the nine months ended August 31, 2004. The work is generated from a company in which our president. Mr. Burroughs is the sole shareholder. The Company’s joint venture operations began in the current quarter of the previous fiscal year.

During the nine months ended August 31, 2003, the Company generated approximately $147,539 in revenue from oil and gas sales as compared to $89,351 for the nine months ended August 31, 2004. The $58,188, 39.4%, decrease is primarily due to the payment of prior years oil runs for the correction of an error by one of the Company’s oil purchasers. During the past nine months, oil sales on the Texas properties were approximately the same as last year. The Company completed re-working two East Texas wells and anticipates that these wells will be brought on-line during the fourth quarter of current fiscal year. The Company anticipates that monthly production from these wells will approximate 500 barrels of oil. The majority of the Texas wells remain shut-in awaiting re-work or the designation as injection wells. Revenue from the Company’s Oklahoma properties is minimal as a result of previous sales of the Company’s interest in the properties and production declines.

Expenses – Total expenses decreased $710,200, 46.3%, from $1,534,320 for the nine months ended August 31, 2003 to $824,120 for the nine months ended August 31, 2004.

Lease operating and taxes increased $12,031, 15.7%, from $76,549 for the nine months ended August 31, 2003 to $88,580 for the nine months ended August 31, 2004. The increase is primarily the result of recurring expenses for the Texas oil wells.

Joint venture expenses increased $188,410, 211.5%, from $89,098 for the nine months ended August 31, 2003 to $277,508 for the nine months ended August 31, 2004. The work is generated from a company in which our president. Mr. Burroughs is the sole shareholder. The Company’s joint venture operations began in the current quarter of the previous fiscal year.

General and administrative expenses decreased approximately $208,256, 46.1%, from $452,191 for the nine months ended August 31, 2003 to $243,935 for the nine months ended August 31, 2004. The decrease is primarily due to the allocation of $207,197 of general and administrative expenses to joint venture expenses and higher compensation and employee related costs, and general expenses offset by lower consulting fees, professional fees, public relations and contract labor expenses.

Loss from the expiration of oil and gas leases on the Talco Field property in East Texas was $671,197 for the nine months ended August 31, 2003. The Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $479,686. Management is of the opinion that the estimated cost of $1 million to re-work and develop the property will not yield an adequate return on its investment given its limited resources. In addition, the Company plugged and abandoned its Union City prospect that was located in Oklahoma. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $191,511. There were no comparable losses for the same period this year.

Depreciation, depletion and amortization decreased $31,188, 12.7%, from $245,285 for the nine months ended August 31, 2003 to $214,097 for the nine months ended August 31, 2004. The decrease is due to the decrease in Company owned oil and gas properties and a change in the estimate of future lives of our properties. Future charges to depreciation, depletion, and amortization may be substantially higher as a result of increased production or changes in reserve prices and/or quantities.

Other Income (Expense) - Other income and (expense) decreased from $488 for the nine months ended August 31, 2003 to ($11,131) for the nine months ended August 31, 2004. The $11,619 decrease is primarily attributable to interest charged on the Company’s approximately $157,952 operating loan from our president, Mr. Tim Burroughs.

Provision for Income Taxes –There are no recorded tax benefits for the nine months ended August 31, 2004 and for the same period last fiscal year.

Net loss – The Company’s net loss decreased approximately $992,094, 80.4%, from $1,234,006 for the nine months ended August 31, 2003 to $241,912 for the nine months ended August 31, 2004. The decrease in the loss is primarily attributable to the abandonment of the Company’s Talco and Union City properties and to a lesser extent in consulting fees, professional fees, public relations and contract labor offset by higher compensation and employee related costs, and general expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 2004, we have total assets of $1,405,339 of which net oil and gas properties amount to $1,093,967 or 77.8% of the total assets. The Company’s accumulated losses through August 31, 2004 totaled $8,157,762. At August 31, 2004, we have $1,472 in cash. Our ratio of current assets to current liabilities is 0.2:1; we have no long-term debt. As of August 31, 2004, our shareholders equity was a positive $708,860.

     We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture management fees and loans from affiliates. The Company’s cash provided for operating activities totaled $203,014 for the nine months ended August 31, 2004 while cash used for operating activities totaled $137,761 during the nine months ended August 31, 2003. The Company’s capital investments totaled $208,980 and $3,556 for the nine months ended August 31, 2004 and 2003, respectively. Cash provided by the issuance of common stock totaled $107,568 for the nine months ended August 31, 2003. We did not sell any common stock during the nine months ended August 31, 2004.

     PLAN OF OPERATION FOR THE FUTURE.

     We want to manage more joint venture limited partnerships. As manager of these drilling programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Also, the Company reworked three East Texas wells. We estimate that these wells may generate net income of approximately $10,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable.

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

     None.

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

TBX RESOURCES, INC.

DATE: October 15, 2004

SIGNATURE: /s/ Tim Burroughs

TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER