Form 10KSB
period 2004-11-30
TBX RESOURCES INC
filed 2005-03-25
CIK 1108645

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30746

TBX RESOURCES, INC.

(Name of Small Business Issuer in its charter)

Texas	75-2592165

(State of incorporation)	(IRS Employer Identification No.)

3030 LBJ Freeway, Suite 1320 Dallas, Texas 75234	75234

(Address of Principal Executive Office)	Zip Code

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

☑	☐
YES	NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

The Company’s revenues for the most recent fiscal year were $1,063,753.

The aggregate market value of the voting stock held by non-affiliates of the Company on March 11, 2005, was $7,504,059.

As of February 29, 2005, the Company had 33,272,537 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     TBX Resources, Inc., was incorporated in the state of Texas in March 1995. Currently, our primary focus is providing assistance to an affiliate company in the management of its joint venture activities. In the past we have acquired producing oil and gas properties with opportunities for future development. Prior to acquiring a property, we analyzed the previous production and operating history of the property, as well as the production history and related operating procedures for similar wells producing from the same formations in the general area. By acquiring producing properties that respond positively to improved production practices and enhanced recovery techniques, we built an inventory of infield development drilling locations.

     As of November 30, 2004, our company had total assets of $688,087 of which net oil and gas properties amounted to $414,877 or 60.2% of our total assets. At November 30, 2004, we had approximately $8,843 in cash and a negative $317,848 in working capital. Our accumulative losses through November 30, 2004, totaled $8,747,805. Our revenues for our fiscal year ended November 30, 2004 were $1,063,753 and our net loss for the same period was $831,955. Our ratio of current assets to current liabilities is 0.3:1; we have no long-term debt. As of November 30, 2004, our shareholders’ equity was a positive $243,817.

     Our company has experienced operating losses over the past several years. However, our management is projecting a decrease in general and administrative expenses, an increase in joint venture management fees, an increase in prices obtained for our oil and gas produced and an increase in our total production, due to more reworking of our wells. Our management believes that, with the projected lower general and administrative expenses, increases in production, higher prices for our production, and joint venture management fees our company’s financial position should improve for the fiscal year ending November 30, 2005. However, this improvement is dependent upon many factors, some of which are not within our control and there can be no assurance that our actual results will improve.

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

JOINT VENTURE ACTIVITIES

     During the third quarter of the previous fiscal year, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder, Gulftex Operating, Inc. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fixed fee.

     In September of 2002, we obtained an option to purchase oil and gas leases in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. In October of the same year, we formed the “Grasslands I, Limited Partnership” in which we are acting as the General Partner for the purpose of acquiring the Wise County acreage for development drilling. The Company has a 20% interest in the Partnership and is reimbursed on a turnkey basis for 100% of the organization and offering costs, lease acquisition costs and administrative expenses.

     Previously the Company acted as the joint venture manager for 11 Joint Ventures, all of which were located in east Texas and western Louisiana. The joint ventures we developed were essentially “rolled up” into our company in that we exchanged shares of our common stock in return for our joint venture partners’ interest in the properties developed by their joint ventures.

WELLS HELD BY THE COMPANY

     As more particularly described in the description of properties section, we own all or a portion of 23 wells located in Gregg, Hopkins, Franklin, Panola and Wood Counties, Texas. Of these 23 wells, 2 wells have been designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. In addition, 4 wells are currently producing oil. The remaining 17 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. During the next twelve months, we hope to be able to bring some of the wells that are currently shut-in on-line so that they will begin to produce oil. However, our ability to re-open these wells is dependent upon obtaining sufficient financing to pay the costs associated with re-opening these wells and operating the same once re-opened. Also, the Company has an interest in 6 proven wells in Oklahoma. These wells are located in Ellis, Beckham, Garfield, Caddo and Canadian Counties, Oklahoma. All 6 of the wells are in production for natural gas. Engineering estimates of provable reserves were not obtained for these wells since their production is minor and will not have a material impact on the Company’s reserve value.

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

OFFICES

     We maintain our corporate offices at 3030 LBJ Freeway, Suite 1320, Dallas, Texas 75234, and pay an average monthly rental of approximately $5,074.00. Our lease runs from February 1, 2004 through July 31, 2009 at a cost of approximately $335,000. As of November 30th, the Company’s continuing obligation under the lease is approximately $302,000.

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

     PROPERTIES. The following is a breakdown of our properties:

Name of Field	Gross Producing Well Count	Net Producing Well Count
East Texas Field	0	0
Mitchell Creek & Talco Field	1	1
Manziel & Quitman Field	3	3

     The following information pertains to our properties as of November 30, 2004 (1):

			Proved	Proved		Percentage of
	Proved	Proved	Developed	Developed	Current	Reserves in Field
	Reserves:	Reserves:	Reserves:	Reserves:	Production:	to Total Reserves
	Oil	Gas	Oil	Gas	Oil	Held by the
Name of Field	(bbls)	(mcf)	(bbls)	(mcf)	(bbls)(1)	Company
East Texas						oil	0
Field	0	0	0	0	0	gas	0
Mitchell Creek						oil	2.0
& Talco Field	494	0	494	0	350	gas	0
Manziel &						oil	98.0
Quitman Field	23,185	0	23,185	0	425	gas	0

(1) The current production figure specified above is for the production for the month of November 2003.

PRODUCTIVE WELLS AND ACREAGE

		Net			Total Gross	Net
	Total Gross	Productive	Total Gross	Net Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
East Texas Region	21	21	0	0	843.20	838.34

Notes:

1.	Total Gross Oil Wells was calculated by subtracting 2 wells designated as Injection Wells from the 23 wells owned and/or operated by TBX Resources, Inc. as of November 30, 2004.

2.	Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 21 Gross Oil Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds an interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.

5.	All acreage in which we hold a working interest as of November 30, 1999 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be accurately classified as developed.

GEOGRAPHIC AREA	GROSS ACRES	NET ACRES
East Texas Region	843.20	838.34

Note:

1.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our annual meeting on November 2, 2004, at which time the stockholders took the following actions:

     (a) elected one director, Tim Burroughs, to a one (1) year term or until his successor is duly elected and qualified;

     (b) selected James George Somma, CPA, as its independent accountant for the fiscal year beginning December 1, 2004, and ending November 30, 2005.

     There were no proposals from stockholders of the Company.

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

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2004	$0.03	$0.05
Quarter ending May 31, 20034	$0.02	$0.04
Quarter ending August 31, 2004	$0.01	$0.03
Quarter ending November 30, 2004	$0.03	$0.13

QUARTER	LOW BID	HIGH BID
Quarter ending February 29, 2003	$0.045	$0.09
Quarter ending May 31, 2003	$0.035	$0.08
Quarter ending August 31, 2003	$0.040	$0.08
Quarter ending November 30, 2003	$0.030	$0.05

     The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

     We have 819 shareholders of record for our common stock as of February 29, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

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

RECENT DEVELOPMENTS

     On November 30, 2004 our president, Tim Burroughs, exercised his options to purchase 2,500,000 shares of the Company’s common stock under the terms of his employment contract. The shares were paid for by reducing the Company’s note to Mr. Burroughs by $37,500.During the third quarter of the previous fiscal year, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fee. The Company has earned approximately $928,087 and incurred costs of approximately $468,817 through November 30, 2004. On November 30, 2004 the Company wrote down the book value of its East Texas properties by $796,605 based on an independent engineering report that showed a reduction in oil and gas reserves. The Company reworked 4 wells during the current fiscal year. The Company believes that if more production data was available, the reserve report would have shown higher reserve values for the East Texas properties. During the previous fiscal year, the Company recorded a loss on its Talco Field property in East Texas due to expired leases. The Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss of approximately $484,424. Management is of the opinion that the estimated cost of $1 million to re-work and develop the property will not yield an adequate return on its investment given its limited resources. Also, by relinquishing title to the property at this time, the Company was able to avoid a remedial liability estimated to be approximately $200,000. The property was shut-in; accordingly, there were no income or expense items associated with this property during the current fiscal year. In addition, during the previous fiscal year, the Company abandoned its Jefferson Farms prospect in Oklahoma and its Florence property in East Texas and wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on disposal of approximately $202,893. Jenson Farms and Florence were non-producing properties; accordingly, there were no income or expense items associated with these properties during the previous fiscal year.

RESULTS OF OPERATIONS

     The Company incurred a net loss of $831,955 for the fiscal year ended November 30, 2004 as compared to a net loss of $1,247,713 for fiscal year ended November 30, 2003. The decrease in our loss of $415,758 or 33.3%, is discussed below.

     REVENUE — Total revenue increased $624,146, 142.0%, from $439,607 for the twelve months ended November 30, 2003 to $1,063,753 for the twelve months ended November 30, 2004.

     During the twelve months ended November 30, 2004, the Company generated approximately $135,666 in revenue from oil and gas sales as compared to $176,229 for the twelve months ended November 30, 2003. The $40,563 decrease, 23.0%, is attributable to the payment of approximately $52,000 in prior years oil runs for the correction of an error offset by both increased production and higher oil prices. The majority of the Texas wells remain shut-in awaiting re-work or the designation as injection wells. Revenue from the Company’s Oklahoma properties are approximately $2,217 in the current fiscal year and $4,359 in the previous fiscal year.

     Joint venture management fee income for the twelve months ended November 30, 2004 was $928,087 while there was $263,378 for the year ending November 30, 2003. The $664,709 increase, 252.4%, is attributable to the following factor. During the third quarter of the previous fiscal year, the Company entered into a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fee. The Company has earned $463,270 in the current fiscal year. In September of 2002, the Company formed and is acting as the general partner for The Grasslands I, Texas Limited Partnership. The purpose of the partnership is to acquire 2,800 acres of oil and gas leases in the Barnett Shale play in the Fort Worth Basin for developmental drilling. There was no earned income from the Grasslands I limited partnership in the current or previous fiscal year.

     EXPENSES — Total expenses increased $207,935, 12.4%, from $1,678,261 for the twelve months ended November 30, 2003 to $1,886,196 for the twelve months ended November 30, 2004.

     Lease operating expenses and taxes decreased $35,397, 32.6% from $108,507 for the twelve months ended November 30, 2003 to $73,110 for the twelve months ended November 30, 2004. The decrease is primarily the result of reduced operating costs during the workover of four East Texas wells.

     Joint venture costs and expenses increased $366,745, 374.0%, from $98,072 for the twelve months ended November 30, 2003 to $464,817 for the current fiscal year. The increase primarily relates to the addition of four contracts with an affiliated company for the organization and management of drilling activities of joint venture partnerships (see joint venture management fees above).

     General and administrative expenses decreased $247,827, 40.2%, from $616,088 for the twelve months ended November 30, 2003 to $368,261 for the twelve months ended November 30, 2004. The decrease of is primarily due to the allocation of $297,572 of general and administrative expenses to joint venture expenses, lower consulting and legal and fees, public relations costs and contract services in the amount of $94,158, offset by an increase in payroll related costs and general office expenses in the amount of $164,847.

     Loss on expiration of leases and abandonment of oil and gas properties was $687,317 for the twelve months ended November 30, 2003. The Company recorded a loss on its Talco Field property in East Texas due to expired leases. The Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss of approximately $484,424. Management is of the opinion that the estimated cost of $1 million to re-work and develop the property will not yield an adequate return on its investment given its limited resources. Also, by relinquishing title to the property, the Company was able to avoid a remedial liability estimated to be approximately $200,000. The property was shut-in; accordingly, there were no income or expense items associated with this property during the previous fiscal year. In addition, , the Company abandoned its Jefferson Farms prospect in Oklahoma and its Florence property in East Texas and wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of approximately $186,722 and $16,171, respectively. Both were non-producing properties; accordingly, there were no income or expense items associated with these properties during the previous year.

     Loss on impairment of oil and gas properties was $796,605 in the current fiscal year. There was no comparable loss in the previous fiscal year. The Company wrote down the value of its East Texas properties as a result of its most recent engineering report showing lower reserve values. The Company reworked 4 wells during the current fiscal year. The Company believes that if more production data was available, the reserve report would have shown higher reserve values for the East Texas properties. While the Company was obligated to record the lower values, it believes that the East Texas wells will produce revenue streams greater than that shown in the engineering report.

     Depreciation, depletion and amortization increased $15,127, 9.0%, from $168,277 for the twelve months ended November 30, 2003 to $183,404 for the twelve months ended November 30, 2004. The increase is due to higher charges for its properties. Future charges to depreciation, depletion, and amortization may be substantially higher or lower as a result of increased production or changes in reserve prices and/or quantities.

     OTHER INCOME AND EXPENSE — Interest income for the twelve months ended November 30, 2004 was $332 as compared to $734 for the same period last fiscal year. Interest expense was approximately $10,016 in the current fiscal year and $10,000 in the previous fiscal year that relates to advances/loans from our president, Tim Burroughs. Other miscellaneous income was approximately $174 in the current fiscal year as compared to $209 in the previous fiscal year.

     PROVISION FOR INCOME TAXES — No tax benefits were recorded for the twelve months ended November 30, 2004 and 2003 due to the losses the Company has experienced.

     NET LOSS — The Company’s net loss decreased $415,758 33.3%; from $1,247,713 for the twelve months ended November 30, 2003 to $831,955 for the twelve months ended November 30, 2004. The decrease in the loss is attributable to an increase in operating income of $624,146, the reduction of losses on the disposal of oil and gas properties of $687,317, decreased general and administrative expenses totaling $247,827 and, lease operating expenses totaling $35,398 offset by increased joint venture expenses totaling $366,745, loss due to impairment of oil and gas properties totaling $796,605 and, depreciation depletion, amortization and other totaling $15,580.

TBX RESOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 2004, we have total assets of $688,087 of which net oil and gas properties amount to $414,877 or 60.2% of the total assets. The Company’s accumulated losses through November 30, 2004 totaled $8,747,805. At November 30, 2004, we have $8,843 in cash. The ratio of current assets to current liabilities is 0.3:1, we have no long-term debt. As of November 30, 2004, our shareholders equity was a positive $243,817.

     We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture fees and loans from affiliates. The Company’s cash provided by operations totaled $284,047 in the current fiscal year while the cash used for operating activities totaled $123,591 for the twelve months ended November 30, 2003. This represents an improvement of $407,638 in cash provided for operating activities. The Company’s capital investments totaled $282,641 and $10,856 for the twelve months ended November 30, 2004 and November 30, 2003, respectively. Cash provided by the sale of common stock totaled $107,568 during the twelve months ended November 30, 2003. There were no cash sales of common stock in the current fiscal year.

     We want to manage more joint venture limited partnerships. As manager of these programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Also, the Company reworked three East Texas wells. We estimate that these wells may generate net income of approximately $10,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable. In addition, we plan to re-work of our East Texas wells in the coming year which may increase revenue by approximately $100,000 to $150,000 a year. However, there can be no assurance that our planned and projected level of production will materialize in the future.

     We expect that the principal source of funds in the near future will be from joint venture management fees and oil and gas revenues and developing our oil and gas properties and/or the acquisition of new properties. We are also actively pursuing raising capital through private placement offerings and joint venture drilling programs. Based on the aforementioned plans management expects to reduce its losses and generate positive cash flows from operations. However, there can be no assurance that such plans will materialize. In addition, actual results may vary from management’s plans and the amount may be material.

ITEM 7. FINANCIAL STATEMENTS.

TBX RESOURCES, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

PAGE
Report of Independent Registered Accounting Firm Dated March 11, 2005	F-2

Balance Sheet – November 30, 2004	F-3

Statements of Operations-
For The Twelve Months Ended November 30, 2004 and 2003	F-4

Statements of Cash Flows-
For The Twelve Months Ended November 30, 2004 and 2003	F-5

Statements of Stockholders’ Equity-
For The Twelve Months Ended November 30, 2004 and 2003	F-6

Notes to Audited Financial Statements	F-7

JAMES G. SOMMA, CPA

1000 E. Ash Lane, Suite 1703
Euless, Texas 76039

The Board of Directors and Stockholders
TBX Resources, Inc.
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED ACCOUNTANTING FIRM

     I have audited the accompanying balance sheet of TBX Resources, Inc. as of November 30, 2004 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended November 30, 2004. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

     I have conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts disclosed in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TBX Resources, Inc. as of November 30, 2004, and the results of its operations and cash flows for each of the two years in the period ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

     The Supplementary Information Regarding Oil and Gas Producing Activities on pages F-13 through F-15 is not a required part of the basic financial statements but is supplementary information required by the Financial Accounting Standards Board. I have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, I did not audit the information and express no opinion on it.

March 11, 2005

James G. Somma, CPA

TBX RESOURCES, INC.
BALANCE SHEET
NOVEMBER 30, 2004

ASSETS
Current Assets
Cash	$8,843
Trade accounts receivable	17,579
Prepaid consulting fees- current portion	100,000

Total current assets	126,422

Equipment and Property
Office furniture, fixtures and equipment	107,164
Oil and gas properties, using successful efforts accounting Proved properties and related equipment	1,858,388

1,965,553
Less accumulated depreciation, depletion and amortization	(1,535,098)

Total equipment and property	430,454

Prepaid Consulting and Other	131,211

Total Assets	$688,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$166,605
Loan and advances from affiliates	250,326
Taxes payable	7,583
Accrued expenses	19,756

Total current liabilities	444,270

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 33,272,537 shares outstanding at November 30, 2004	332,725
Additional paid-in capital	8,658,897
Accumulated deficit	(8,747,805)

Total stockholders’ equity	243,817

Total Liabilities and Stockholders’ Equity	$688,087

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For The Twelve Months Ended
	Nov. 30, 2004	Nov. 30, 2003
Revenues:
Oil and gas sales	$135,666	$176,229
Joint venture management fees	928,087	263,378

Total revenues	1,063,753	439,607

Expenses:
Lease operating and taxes	73,110	108,507
Joint venture expenses	464,817	98,072
General and administrative	368,261	616,088
Loss on disposal of oil & gas properties	—	687,317
Loss on impairment of oil and gas properties	796,605	—
Depreciation, depletion and amortization	183,404	168,277

Total expenses	1,886,196	1,678,261

Operating Loss	(822,443)	(1,238,654)
Other Income (Expense):
Interest and other	(9,512)	(9,059)

Net Loss Before Provision for Income Taxes	(831,955)	(1,247,713)
Provision for income taxes	—	—

Net Loss	$(831,955)	$(1,247,713)

Net Loss Per Common Share, Basic and Diluted	$(0.03)	$(0.04)

Weighted average common shares used in calculations:
Basic and diluted	30,772,537	30,772,537

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For The Twelve Months Ended
	Nov. 30, 2004	Nov. 30, 2003
Cash Flows From Operating Activities:
Net loss	$(831,955)	$(1,247,713)
Adjustments to reconcile net loss to net cash flow from operating activities:
Loss on the disposal of oil and gas interests	—	687,317
Loss on impairment of oil and gas properties	796,605
Depreciation, depletion and amortization	183,404	168,277
Non-cash consulting services	96,544	100,000
Issuance of stock for debt and services	125,500	17,745
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(4,695)	(5,660)
Affiliate receivables	—	25,000
Other current assets	—	5,662
Increase (decrease) in:
Accounts payable	47,594	8,440
Loans from affiliates	(97,584)	187,910
Taxes payable	(2,668)	—
Accrued expenses	19,756	—
Deferred income	(47,954)	(70,569)

Net cash provided by (used) for operating activities	284,046	(123,591)

Cash Flows From Investing Activities:
Cash used for the development of properties	(282,641)	(10,856)

	(282,641)	(10,856)

Cash Flows From Financing Activities:
Cash provided by the issuance of common stock	—	107,568

	—	107,568

Net Increase (Decrease) In Cash	1,405	(26,879)
Cash at beginning of period	7,438	34,317

Cash at end of period	$8,843	$7,438

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Accum-	Total
	Common Stock		Paid-In	ulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance November 30, 2002	26,692,373	$266,924	$8,474,386	$(6,668,137)	$2,073,173
Issuance of common stock for cash	3,760,836	37,608	69,959	—	107,567
Issuance of common stock for services	319,328	3,193	14,552	—	17,745
Net loss for period	—	—	—	(1,247,713)	(1,247,713)

Balance November 30, 2003	30,772,537	307,725	8,558,897	(7,915,850)	950,772
Issuance of common stock: debt and compensation	2,500,000	25,000	100,000	—	125,000
Net loss for period	—	—	—	(831,955)	(831,955)

Balance November 30, 2004	33,272,537	$332,725	$8,658,897	$(8,747,805)	$243,817

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

Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed. In the absence of a determination as to whether the reserves that have been found can be classified as proved, TBX Resources carries the costs of drilling such an exploratory well as an asset for no more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves have not been found, TBX Resources assumes that the well is impaired, and charges its costs to expense. Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations. Both proved and unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Oil and Gas Properties (continued):

on the Company’s experience and average holding period. Capitalized costs of producing oil and gas, prop- erties, after considering estimated dismantlement and abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles re            quires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and

Recent Accounting Pronouncements (continued)

auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a a material effect on our financial statements.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46 (“FIN46 (R)”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 (R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 (R) is effective for all new variable interest entities created or acquired after December 31, 2003. The adoption of this standard did not have a material impact on our financial statements, as we have no interest in any variable interest entities.

In December 2003, the FASB revised SFAS No. 132 (SFAS 132 (R)”). SFAS 132 (R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No 87, 88 and 106”, requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. SFAS 132 (R) is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on our financial statements, as we do not offer pension or other postretirement benefits.

In March 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to certain Investments” (“EITF 03-1”). EITF03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 whereas the recognition and measurement guidance has been deferred. The guidance provided by EITF 03-1 did not have a material impact on our financial statements, as we do not have any investments that are other-than-temporarily impaired.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will not have a material impact on our financial statements, as we do not have any inventory costs.

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial statements, as we currently do not have stock based compensation.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB statements No. 66 and 67” (“SFAS 152”). SFAS 152 amends SFAS 66 and 67 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS 152 is effective for financial statement for fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial statements, as we do not have any real estate time sharing transactions.

Recent Accounting Pronouncements (continued)

In December 2004, FASB issued Statement No. 153, “Exchange of Nonmonetary Assets”. This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The Company does not expect the application of Statement No.153 to have a material impact on out financial statements, as we do not have any exchanges of nonmonetary assets.

3. ACCUMULATED OPERATING LOSSES:

At November 30, 2004, the Company has accumulated losses of approximately $8.7 million. The Company’s ability to continue is based on future plans and past successes of its officers. The Company is attempting to raise additional equity funds and to provide fee based technical and management service for joint venture partnerships sponsored by an affiliated company. The ability of the Company to attain profitable operations is dependent on the Company continuing its fee based services, operating in an environment of stable prices and increasing production over current levels. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business.

4. AFFILIATED PARTY TRANSACTIONS:

a.	The operator of the East Texas oil and gas leases, Gulftex Operating, Inc. (Gulftex) is an affiliate of TBX Resources. Mr. Burroughs, a major stockholder and president of the Company, is the sole shareholder of Gulftex. TBX Resources paid Gulftex $9,600 for both this year and last year for activities associated with operating the wells. Included in trade accounts payable at November 30, 2004 is $9,600 due Gulftex for lease operating expenses.

b.	During the third quarter of the previous fiscal year, the Company entered into a management contract with Gulftex. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for a fee. During previous fiscal year the Company earned approximately $263,368 and incurred costs of approximately $98,072. The Company has earned approximately $928,087 and incurred costs of approximately $468,817 in the current fiscal year ended. As of November 30, 2004, Gulftex owes the Company approximately $8,846 from these activities.

c.	During the previous fiscal year the company paid back approximately $20,000 of a $40,000 loan from its president, Mr. Tim Burroughs. The Company also owes Mr. Burroughs $125,000 for a loan from an affiliate in which Mr. Burroughs is the sole shareholder. The two loans were combined and the Company recorded accrued interest of approximately $10,000 as of November 30, 2003.On November 30, 2004, Mr. Burroughs exercised his option to purchase 2.5 million shares of the Company’s common stock that was paid for by reducing the amount the Company owes him by $37,500 (see Note 6, “Commitments and Contingencies” and Note 9, “Stockholders’ Equity). In addition, the Company accrued interest due Mr. Burroughs in the amount of $10,016.50 for the current fiscal year. The loan balance as of November 30, 2004 is approximately $126,616 and is payable on demand at an interest rate of 6% per annum. The loan is secured by the Company’s oil and gas properties.

d.	During the previous fiscal year, the Grasslands I partnership advanced the Company approximately $195,000. The funds were used to fund operations expenses. The Company paid $9,000 of interest in the previous fiscal year. The Company paid $60,000 of the principal balance and an additional $33,000 of interest in the current fiscal year. The Company expects to repay the balance of the loan within the next twelve months (see Note 8, “Affiliated Oil and Gas Joint Venture Partnerships”).

5. PREPAID CONSULTING AND OTHER:

On March 7, 2002 the Company executed a professional services agreement with Mr. Samuel Warren, President of both Warren Drilling, Inc. and Drill Pipe Industries, Inc. Under the terms of the agreement, which is to run for five years, the Company is receiving assistance in developing new business opportunities and strategies, expanding existing operations, and facilitating any other normal business transactions requested by the Company. The Company compensated Mr. Warren by issuing him 4,271,089 shares of the Company’s common stock valued for the purpose of this transaction at $500,000. The amount is included in prepaid consulting. The Company is amortizing the cost of Mr. Warren’s services over the term of the agreement (5 years). To date, the company has amortized $275,000 of the contract’s value.

6. COMMITMENTS AND CONTINGENCIES:

a.	The Company executed an Employment Agreement effective December 1, 1999 with Mr. Tim Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. No bonuses were paid or accrued for the twelve months ended November 30, 2004 and 2003. In addition, under the terms of the employment agreement, Mr. Burroughs received stock options good for five years from the date of issuance to purchase up to 500,000 shares per year of the Company’s common stock for five years at a price which shall not be greater than 50% of the average bid price for the shares during the previous quarter in which the options are exercised. The options are cumulative and allow Mr. Burroughs to exercise his options through November 30, 2004 for a total of 2,500,000 shares. On November 30, 2004, Mr. Burroughs exercised his option to purchase 2,500,000 shares of the Company’s common stock (see Note 9, “Stockholders Equity”).

b.	The Company is obligated for $334,900 under a lease agreement for rent of its new office space in Dallas, Texas. The lease runs from February 1, 2004 through July 31, 2009. The average lease payment over the term of the lease is approximately $5,074. The actual lease payment for the current fiscal year is $42,331. Following is a schedule of lease payments by year:

Year	Amount
2005	$67,733
2006	67,733
2007	67,733
2008	64,012
2009	34,891

$302,102

Rent expense for fiscal year 2004 and 2003 is $42,331 and $30,732, respectively.

c.	Gulftex Operating is the bonded operator for TBX Resources and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.

7. AFFILIATED OIL AND GAS JOINT VENTURE PARTNERSHIPS:

In October of 2002, the Company formed and is acting as the general partner for the “Grasslands I, Limited Partnership”. The purpose of the partnership is to acquire leases for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. The Company is to be reimbursed on a turnkey basis for organization and offering cost, lease acquisition costs and administrative expenses. Revenue earned to date is $88,477 offset by expenses of $49,233. (see Note 4, “Affiliated Party Transactions”).

8. DISPOSAL OF OIL AND GAS PROPERTIES AND IMPARIMENT LOSS:

The Company wrote-off its investment in the Talco Field property in East Texas in the period. The Company wrote-off 80% of the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on the property of $484,424. This was a non-producing property; accordingly there were no income or expense items associated with this property during the current fiscal year. The Company retained a 5% overriding interest and a 15% back in interest after payout to third party investors. In addition, during the previous fiscal year, the Company abandoned its Jefferson Farms prospect in Oklahoma and its Florence property in East Texas. In this regard the Company wrote-off the costs of the acreage, wells and related depreciation, depletion and amortization and recorded a loss on abandonment of $186,722 and $16,171, respectively. The Jefferson Farms and Florence properties were non-producing properties; accordingly there were no income or expense items associated with these properties during the current fiscal year.

As of November 30, 2004 an impairment loss of $796,605 was recognized for properties located in East Texas and included as a component of operating expenses. The impairment loss was determined by comparing the future undiscounted net cash flows, as shown in the most recent engineering report, to the Company’s net book value pursuant to FASB Statement No. 144. There was no impairment loss in the previous fiscal year.

9. STOCKHOLDERS’ EQUITY:

a.	The Company amended its Articles of Incorporation on July 11, 2001 to grant the Company the authority to issue 10,000,000 shares with a par value of $0.01 (one cent) each all of which shares shall be known as preferred stock. The shares of preferred stock have no preemptive or other subscription rights, have no conversion rights and are not subject to redemption. No personal liability should attach to the ownership of TBX preferred stock. In the event of a liquidation of TBX Resources, the preferred shareholders, if any, would be entitled to their proportionate part of the assets of TBX Resources, but only after the satisfaction of all secured and unsecured creditors. No shares of preferred stock are outstanding at November 30, 2004.

b.	Mr. Burroughs exercised his option to purchase 2,500,000 shares of the Company’s common stock on November 30, 2004. The options were exercised at a price of $.015 per share for a total of $37,500 that was paid for by reducing the Company’s note payable to Mr. Burroughs. In addition, the difference between the option price paid and the November 30, 2004 market price of $.05 per share totaled $87,500 that was charged to compensation expense (see Note 4. c. Affiliated Party Transactions”). Mr. Burroughs employment contract was extended for an additional year or until a new agreement can be executed.

c.	During the previous fiscal year, the Company used the services of consultants who received 319,328 shares of common stock. The Company recorded the transactions as a $17,745 charge to expense with an offsetting credit to capital.

d. On October 3, 2002, we entered into a consulting agreement with Telvest, Inc. Under the terms of this agreement, Telvest provides advisory services for foreign investments (Regulation S) for a fee of 3 % of all funds raised. The agreement ran through January 31, 2003. The Company

9. STOCKHOLDERS’ EQUITY (continued):

     realized approximately $108,000 through the sales of its common stock.

10. INCOME TAXES:

     The components of federal income taxes for the current and previous fiscal year are as follows:

	2004	2003
Current tax benefit	$282,864	$424,222
Valuation allowance	(282,864)	(424,222)

Net income tax benefit	$-0-	$-0-

At November 30, 2004, the Company has Federal tax loss carry forwards of approximately $8.7 million available to offset future taxable income. The Federal tax loss carry forwards expire in varying amounts from 2012 to 2025.

11. SUPPLEMENTARY OIL AND GAS INFORMATION -UNAUDITED:

	November 30,
	2004	2003
Capitalized Costs Relating to Oil and Gas
Producing Activities:
Property (acreage costs)- Proved	$545,571	$545,571
Producing assets	1,312,818	1,030,191

	1,858,389	1,576,502
Less: accumulated depreciation and depletion	1,443,512	476,663

Net Capitalized Costs	$414,877	$1,099,839

Costs Incurred in Property Acquisition,
Exploration and Development Activities:
Property acquisition costs	$—	$—
Exploration costs	—	—
Development costs	282,641	10,856

Total	$282,641	$10,856

Results of Operations for Producing Activities:
Oil and gas sales	$135,665	$176,229
Gain (loss) on disposal of properties	—	(687,317)
Production costs	(73,110)	(108,507)
Depreciation, depletion and amortization	(181,530)	(154,320)
Impairment of oil and gas properties	(796,605)	—

	(915,579)	(773,915)
Income tax benefit	—	—

Results of Operations Excluding Selling, General and Administrative and Joint Venture Activities	$(915,579)	$(773,915)

Oil and Gas Reserve Quantities

An independent petroleum engineer determined estimated reserves and related valuations for the East Texas properties. Estimates of proved reserves are inherently imprecise and are subject to

11. SUPPLEMENTARY OIL AND GAS INFORMATION-UNAUDITED (continued):

revisions based on production history, results of additional exploration and development and other factors. Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are expected to be recovered through existing wells, equipment and operating methods. The Company has a minor interest in six producing wells in Oklahoma. The Company has varying interests in the wells and does not have access to sufficient data to prepare an engineering report. The Company believes that the reserve quantities would not materially affect the Company’s total estimated reserves and valuations at this time.

Following is a summary of the changes in estimated proved developed and undeveloped oil and gas reserves of the Company, which are located in East Texas, for the years ended November 30, 2004 and 2003:

	Oil	Gas
	(BBL)	(MCF)

Proved reserves November 30, 2002	246,390	—
Revisions to previous estimates	(74,118)	—
Production	(3,400)	—
Sales, transfers and retirements	(65,909)	—

Proved reserves November 30, 2003	102,963	—
Revisions to previous estimates	(74,204)	—
Production	(5,080)	—
Sales, transfers and retirements	—	—

Proved reserves November 30, 2004	23,679	—

Proved developed reserves:
November 30, 2002	246,390	—
November 30, 2003	102,963	—
November 30, 2004	23,679	—

Standardized Measure of Discounted Cash Flows Relating to Proved Oil and Gas Reserves

Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.

Future cash inflows and future production and development costs are determined by applying year-end prices for 2004 of $34.00/bbl and for 2003, $27.00/bbl and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process. Presented below is the standardized measure of discounted future net cash flows relating to proved oil reserves as of November 30, 2004 and 2003.

11. SUPPLEMENTARY OIL AND GAS INFORMATION-UNAUDITED (continued):

	2004	2003
Future cash inflows	$777,013	$2,780,000
Future production costs	(520,433)	(2,332,824)
Future development costs	—	(6,933)
Future income tax expense	(64,145)	(489,683)

Future net cash flows	192,435	950,560
10% annual discount for estimated timing of cash flows	(92,369)	(457,885)

Standardized measure of discounted future net cash flows relating to proved reserves	$100,066	$492,675

Following reconciles the change in the standardized measure of discounted future net cash flow:

December 1, 2002	$790,460
Increase (decrease) due to:
Sales of oil and gas produced, net of production costs	(10,072)
Net changes in prices and production costs	923,079
Net change in future development costs	(108,431)
Revisions to previous quantity estimates	(273,134)
Net change from sales, transfers and disposals of minerals in place	(666,716)
Accretion of discount	(45,788)
Net change in income taxes	(133,313)
Other	16,590

November 30, 2003	492,675
Sales of oil and gas produced, net of production costs	(29,787)
Net changes in prices and production costs	(249,269)
Net change in future development costs	3,328
Revisions to previous quantity estimates	(520,163)
Net change from sales, transfers and disposals of minerals in place	—
Accretion of discount	(36,552)
Net change in income taxes	204,258
Other	35,443

November 30, 2004	$(100,066)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

ITEM 8A. CONTROLS AND PROCEEDURES.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive, to allow timely decisions regarding required disclosure.

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

NAME	AGE	POSITION

Tim Burroughs	45	President and Director

Sherri Cecotti	40	Secretary/Treasurer

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

     In addition to serving as the President and Chief Financial Officer of our Company, Mr. Burroughs is also the President of Marketing Research Group, Inc. and American Eagle Services, Inc. These companies were all organized by Mr. Burroughs to participate in various opportunities in the oil and gas industry. However, since the organization of these companies, Mr. Burroughs has decided to not aggressively pursue through these companies the business he originally intended and has instead spent the majority of his professional time devoted to our business. In the future, Mr. Burroughs expects to spend little or no time on the business of these other companies. Mr. Burroughs is also the sole shareholder of Gulftex Operating, Inc. oil and gas operating company that performs services on behalf of TBX and from which Mr. Burroughs benefits financially. See “Certain Relationships and Related Transactions.”

     SHERRI CECOTTI is the Secretary-Treasurer and recently joined our company in February 2002. Prior to joining our company Ms. Cecotti was employed by the Expo Design Center/Home Depot, from 1999 to 2002 as an assistant store manager in their central installation office. From 1992-1998 Ms. Cecotti was operations manager for Marshall Fields in Dallas, Texas.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by, or paid to the executive officers named:

Name and Position	Year	Annual Salary	Bonus
Tim Burroughs,	2003	$150,000	$-0-
President	2004	$150,000	$-0-

Sherri Cerotti,	2003	$48,000	$-0-
Secretary/Treasurer	2004	$48,000	$5,000

     Effective December 1, 1999, we entered into an employment agreement with our President, Mr. Burroughs, whereby Mr. Burroughs shall receive stock options good for five years from the date of issuance to purchase up to 500,000 of our common stock each year at a price which shall not be greater than 50% of the average bid price for our common stock during the previous quarter. Mr. Burroughs exercised his option to purchase the common stock on November 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

     The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of February 29, 2004:

	NAME AND ADDRESS OF
TITLE OF CLASS	OWNER	AMOUNT OWNED	PERCENT OF CLASS
Common Stock	Tim Burroughs(1)	4,065,896	12.22%
	3330 LBJ Freeway
	Suite 1320
	Dallas, TX 75234

	NAME AND ADDRESS OF
TITLE OF CLASS	OWNER	AMOUNT OWNED	PERCENT OF CLASS
Common Stock	Tim Burroughs	5,000,000	15.03%
	Family Tr (2)
	12300 Ford Road, Ste 194
	Dallas, Texas 75234

Common Stock	Samuel Warren	3,378,316	10.15%
	5Cindywood Street
	Texarkana, TX 75503

(1) Effective December 1, 1999, we entered into an employment agreement with our President, Mr. Burroughs, whereby Mr. Burroughs shall receive stock options good for five years from the date of issuance to purchase up to 500,000 shares of our common stock each year at a price which shall not be greater than 50% of the average bid price for our common stock during the previous year. This right to purchase accumulates so that if Mr. Burroughs does not purchase the shares to which he is entitled from a year, that amount of shares that are not purchased is added to the previous number of shares that Mr. Burroughs may purchase. The result is that Mr. Burroughs shall have the right to acquire an additional 2,500,000 shares of our common stock over a five-year period. Mr. Burroughs currently owns 4,065,896 shares of our common stock after exercising his option to purchase 2,500,000 on November 30, 2004. Mr. Burroughs current contract is extended for an additional year or until a new contract can be executed in 2005.

(2) The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Tim Burroughs, our President.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     All of the operations conducted in the field on behalf of our company are conducted by Gulftex Operating, Inc. Our president, Tim Burroughs, owns all of the common stock of Gulftex Operating, Inc. In the past, no compensation was paid to Gulftex Operating, Inc. or Tim Burroughs for the ownership of Gulftex Operating, Inc. or for the management activities conducted by Gulftex Operating, Inc. However, we pay Gulftex Operating, Inc., $800.00 per month for the activities conducted by Gulftex Operating, Inc., in operating our wells. In addition, During the fourth quarter of the previous fiscal year, Gulftex Operating contracted with our Company to perform management and drilling supervision services on a well-by-well basis. The Company anticipates that it will continue to provide these services for the foreseeable future

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

	NUMBER	EXHIBIT
Exhibits: None

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements on Form 10-KSB and the reviews of the financial reports included in our Quarterly Reports on Form 10-QSB for the years ended November 30, 2004 and 2003 amounted to $45,000 and $46,000, respectively.

Tax Fees

The aggregate fees billed by our auditors for professional services rendered for tax compliance, tax advice and tax planning for the years ended November 30, 2004 and 2003 amounted to $5,000 and $5,000 respectively. Such services consisted of U.S. federal, state and local tax planning,; review of federal, state, local income, franchise, and other tax returns; tax advice and assistance regarding statutory, regulatory or administrative developments.

All Other Fees

No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended November 30, 2004 and 2003.

Board of Directors Pre-Approval Policies and Procedures

In December 2003, the Board of Directors adopted polices and procedures for pre-approving all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. Under the policy, our independent auditors are prohibited from performing certain non-audit services and are pre-approved to perform certain other non-audit and tax related services provided that the aggregate fees for such pre-approved non-audit and tax related services do not exceed a pre-set minimum. All audit services, audit-related services, tax services and other services provided by James G. Somma, CPA have been pre-approved by the Board of Directors.

99.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE: March 25, 2005

SIGNATURE:	/s/ Tim Burroughs

TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER