Form 10QSB
period 2005-02-28
TBX RESOURCES INC
filed 2005-04-20
CIK 1108645

UNITED STATES
SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING FEBRUARY 28, 2005

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

      Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,272,537 on April 15, 2005

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

TBX Resources, Inc.

i

PART I- FINANCIAL INFORMATION

item 1. Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2004 (including the notes thereto) set forth in Form 10-KSB.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders TBX Resources,
Inc.

I have reviewed the accompanying balance sheet of TBX Resources, Inc. as of February 28, 2005, and the statements of operations, stockholders’ equity and cash flows for the three-month ended February 28, 2005 and February 29, 2004. These interim financial statements are the responsibility of the Company’s management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statement for them to be in conformity with U.S. generally accepted accounting principles.

James G. Somma, CPA
Euless, Texas
April 20, 2005

TBX RESOURCES, INC.

BALANCE SHEET
FEBRUARY 28, 2005
 (Unaudited)

ASSETS

Current Assets
Cash and equivalents	$9,175
Trade accounts receivable	17,726
Prepaid consulting fees	100,000

Total current assets	126,901

Equipment and Property
Office furniture, fixtures and equipment	107,164
Oil and gas properties, using successful efforts accounting Proved properties and related equipment	1,858,388

1,965,552
Less accumulated depreciation, depletion and amortization	1,563,923

Total equipment and property	401,629

Prepaid Consulting and Other	106,124

Total Assets	$634,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$45,490
Loan from affiliates	276,308
Taxes payable	7,583
Accrued expenses	20,522

Total current liabilities	349,903

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 33,272,537 shares outstanding at February 28, 2005	332,725
Additional paid-in capital	8,658,897
Accumulated deficit	(8,706,871)

Total stockholders’ equity	284,751

Total Liabilities and Stockholders’ Equity	$634,654

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	Feb. 28, 2005	Feb. 29, 2004

Revenues:
Oil and gas sales	$24,863	$31,154
Joint venture management fees	248,840	24,493
Other	—	—

Total revenues	273,703	55,647

Expenses:
Lease operating and taxes	27,693	25,363
Joint venture expenses	101,764	24,502
General and administrative	72,666	162,580
Depreciation, depletion and amortization	28,825	41,073

Total expenses	230,948	253,518

Operating Income (Loss)	42,755	(197,871)
Other Income (Expense):
Interest and other	(1,821)	(3,758)

Net Income (Loss) Before Provision for Income Taxes	40,934	(201,629)
Provision for income taxes	—	—

Net Income (Loss)	$40,934	$(201,629)

Net Income (Loss) Per Common Share, Basic and Diluted	$0.00	$(0.01)

Weighted average common shares used in calculations:
Basic and diluted	33,272,537	30,772,537

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	Feb. 28, 2005	Feb. 29, 2004

Cash Flows From Operating Activities:
Net income (loss)	$40,934	$(197,871)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation, depletion and amortization	28,825	41,074
Non-cash consulting services	24,793	21,543
Interest expense	(1,899)	(3,758)
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	147	(94)
Increase (decrease) in:
Accounts payable	(121,115)	(14,070)
Taxes payable	—	818
Accrued expenses	766	—
Deferred income	—	144,824

Net cash provided by (used) for operating activities	(27,549)	(7,534)

Cash Flows From Investing Activities:
Cash used in the acquisition and development of properties	—	(756)

	—	(756)

Cash provided by (used) by change in other assets	—	—
Cash Flows From Financing Activities:
Loan from affiliates	27,881	3,379

	27,881	3,379

Net Increase (Decrease) In Cash	332	(4,911)
Cash at beginning of period	8,843	7,438

Cash at end of period	$9,175	$2,527

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional	Accum-	Total
			Paid-In	ulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance November 30, 2004	33,272,537	332,725	8,658,897	(8,747,805)	243,817
Net income for period	—	—	—	40,934	40,934

Balance February 28, 2005	33,272,537	$332,725	$8,658,897	$(8,706,871)	$284,751

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
FEBRUARY 28, 2005

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recent Accounting Pronouncement – In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will not have a material impact on our financial statements, as we do not have any inventory costs.

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

3. SIGNIFICANT TRANSACTIONS:

a.	The Company has a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-

well basis for an agreed upon fee. During the three months ended February 28, 2005, the Company generated $248,840 in revenues from joint venture management fees and incurred expenses of $107,764. For the three month ended February 29, 2004, the Company generated approximately $24,500 in revenues from this activity and incurred expenses for approximately the same amount.

b.	The Company has an operating loan from its president, Mr. Tim Burroughs. The loan balance as of February 28, 2005 is $128,516 (included in loans from affiliates) and is payable on demand at an interest rate of 6% per annum. Interest accrued on the loan for the first three months is $1,899. The loan balance as of February 29, 2004 is $157,952 with accrued interest of $3,853. The loan is secured by the Company’s oil and gas properties. The Company expects to pay back this loan from operating revenue by the end of this fiscal year.

c.	In October of 2002, the Company formed and is acting as the general partner for the “Grasslands I, Limited Partnership”. The purpose of the partnership is to acquire leases for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Texas. As of February 28, 2005 the Partnership is due approximately $134,615 in advances that the Company used to fund operations and is included in loans from affiliates. The Company is required to repay the advance by the end of this fiscal year.

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

RECENT DEVELOPMENTS

      The Company has a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for an agreed upon fee. During the three months ended February 28, 2005, the Company generated $248,840 in revenues from joint venture management fees and incurred expenses of $101,764. As manager of these programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Also, the Company reworked three East Texas wells. We estimate that these wells may generate net income of approximately $10,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable.

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

      PROPERTIES. The following is a breakdown of our properties:

Name of Field	Gross Producing Well Count	Net Producing Well Count
East Texas Field	0	0
Mitchell Creek & Talco Field (1)	1	1
Manziel & Quitman Field (1)	4	4

The following information pertains to our properties as of February 28, 2005:

			PROVED	PROVED		PERCENTAGE OF
	PROVED	PROVED	DEVELOPED	DEVELOPED	CURRENT	RESERVES IN FIELD
	RESERVES:	RESERVES:	RESERVES:	RESERVES:	PRODUCTION	TO TOTAL RESERVES
	OIL	GAS	OIL	GAS	OIL:	HELD BY THE
NAME OF FIELD	(bbls)	(mcf)	(bbls)	(mcf)	(bbls) (1)	COMPANY
East Texas Field	0	0	0	0	0	oil 0
gas 0
Mitchell Creek &	494	0	494	0	0	oil 2.0
Talco Field						gas 0

Manziel &	23,185	0	23,185	0	302	oil 98.0
Quitman Field						gas 0

(1) The current production figure specified above is for the production for the month of February 2005.

PRODUCTIVE WELLS AND ACREAGE

		Net			Total Gross	Net
	Total Gross	Productive	Total Gross	Net Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
East Texas Region	21	21	0	0	843.2	838.34

Notes:

1. Total Gross Oil Wells were calculated by subtracting 2 wells designated as Injection Wells from the 23 wells owned and/or operated by TBX Resources, Inc as of February 28, 2005.

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

5. All acreage in which we hold a working interest as of February 28, 2005 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be classified as developed.

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

CRITICAL ACCOUNTING POLICIES

      A summary of significant accounting policies is included in Note 2 to the audited financial statements included on Form 10-KSB for the year ended November 30, 2004 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.

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

RESULTS OF OPERATIONS

      The Company generated an operating profit of $42,755 for the three months ended February 28, 2005 as compared to an operating loss of. $197,871for the three months ended February 29, 2004. The change in the operating loss to a profit amounted to $240,626, 121.6%, is discussed below.

Revenues – Revenues generated from oil and gas sales and the joint venture management fees increased $218,056, 391.9%, from $55,647 for the three months ended February 29, 2004 to $273,703 for the three months ended February 28, 2005.

Revenues generated from joint venture management fees increased $224,347, 915.9% from $24,493 for the three months ended February 29, 2004 to $248,840 for the three months ended February 28, 2005. The work is generated from a company in which our president. Mr. Burroughs is the sole shareholder. The Company’s joint venture activities accelerated in the fourth quarter of the previous fiscal year and continued into the current fiscal year.

During the three months ended February 29, 2004, the Company generated approximately $31,154 in revenue from oil and gas sales as compared to $24,863 for the three months ended February 28, 2005. The $6,291, 20.2%, decrease is primarily due to lower production for repairs on the Hendrick lease. The Company completed re-working two East Texas wells in the fourth quarter of the previous fiscal year. The Company anticipates that monthly production from these wells will approximate 500 barrels of oil. The majority of the Texas wells remain shut-in awaiting re-work or the designation as injection wells. Revenue from the Company’s Oklahoma properties is minimal as a result of previous sales of the Company’s interest in the properties and production declines.

Expenses – Total expenses decreased $22,570, 8.9%, from $253,518 for the three months ended February 29, 2004 to $230,948 for the three months ended February 28, 2005.

Lease operating and taxes increased $2,330, 9.1%, from $25,363 for the three months ended February 29, 2004 to $27,693 for the three months ended February 28, 2005. The increase is primarily the result of recurring expenses for the Texas oil wells.

Joint venture expenses increased $77,262, 315.3%, from $24,502 for the three months ended February 29, 2004 to $101,764 for the three months ended February 28, 2005. The work is generated from a company in which our president. Mr. Burroughs is the sole shareholder. The Company’s joint venture activities accelerated in the fourth quarter of the previous fiscal year and continued into the current fiscal year.

General and administrative expenses decreased approximately $89,914, 55.3%, from $162,580 for the three months ended February 29, 2004 to $72,666 for the three months ended February 28, 2005. The decrease is primarily due to the allocation of $81,329 of general and administrative expenses to joint venture expenses and higher compensation and employee related costs, and general expenses offset by lower consulting fees, professional fees, public relations and contract labor expenses.

Depreciation, depletion and amortization decreased $12,248, 29.8%, from $41,073 for the three months ended February 29, 2004 to $28,825 for the three months ended February 28, 2005. The decrease is due to the decrease in Company owned oil and gas properties and a change in the estimate of future lives of our properties.

Other Income (Expense) - Other expense decreased from $3,758 for the three months ended February 29, 2004 to $1,821 for the three months ended February 28, 2005. The $1,937 decrease is primarily attributable to interest charged on the Company’s operating loan from our president, Mr. Tim Burroughs.

Provision for Income Taxes –There are no recorded tax benefits for the three months ended February 28, 2005 and for the same period last fiscal year.

Net Income (loss) – The Company’s net loss decreased approximately $242,563, 120.3%, from $201,629 for the three months ended February 29, 2004 to a profit of $40,934 for the three months ended February 28, 2005. The current period profit is primarily attributable to increased joint venture activities and to a lesser extent decreased in consulting fees, professional fees, public relations and contract labor offset by higher compensation and employee related costs, and general expenses.

LIQUIDITY AND CAPITAL RESOURCES

      As of February 28, 2005, we have total assets of $634,654 of which net oil and gas properties amount to $386,052 or 60.1% of the total assets. The Company’s accumulated losses through February 28, 2005 totaled $8,706,871. At February 28, 2005, we have $9,175 in cash. Our ratio of current assets to current liabilities is 0.4:1; we have no long-term debt. As of February 28, 2005, our shareholders equity was a positive $284,751.

      We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture management fees and loans from affiliates. The Company’s cash used by operating activities totaled $27,549 for the three months ended February 28, 2005 while cash used for operating activities totaled $7,534 during the three months ended February 29, 2004. The Company’s capital investments totaled $0 and $756 for the three months ended February 28, 2005 and February 29, 2004, respectively. Cash provided by loans and advances from affiliates totaled $27,881 and $3,379 for the three months ended February 28, 2005 and February 29, 2004, respectively.

      PLAN OF OPERATION FOR THE FUTURE.

      We want to manage more joint venture limited partnerships. As manager of these programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Also, the Company reworked three East Texas wells. We estimate that these wells may generate net income of approximately $10,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable. In addition, we plan to re-work additional East Texas wells in the coming year which may increase revenue by approximately $100,000 to $150,000 a year. However, there can be no assurance that our planned and projected level of production will materialize in the future.

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

Changes in Internal Controls

      There has been no change in our internal control over financial reporting that occurred subsequent to the date of the last evaluation that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

TBX RESOURCES, INC.

DATE: April 20, 2005

SIGNATURE: /s/ Tim Burroughs
TIM BURROUGHS, President/Principal Executive and Financial Officer