Form 10QSB
period 2005-05-31
TBX RESOURCES INC
filed 2005-07-15
CIK 1108645

UNITED STATES
SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MAY 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________.

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

Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,272,537 on July 14, 2005

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

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

I have reviewed the accompanying balance sheet of TBX Resources, Inc. as of May 31, 2005, and the statements of operations, stockholders’ equity and cash flows for the six months ended May 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

James G. Somma, CPA
Euless, Texas
July 12, 2005

TBX RESOURCES, INC.

BALANCE SHEET
MAY 31, 2005
(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$1,367
Trade accounts receivable	14,387
Due from affiliate	62,524
Prepaid consulting fees	100,000

Total current assets	178,278

Equipment and Property
Office furniture, fixtures and equipment	107,164
Oil and gas properties, using successful efforts accounting
Proved properties and related equipment	1,858,388

1,965,552
Less accumulated depreciation, depletion and amortization	1,587,390

Total equipment and property	378,162

Prepaid Consulting and Other	80,777

Total Assets	$637,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$68,637
Loans from affiliates	244,711
Taxes payable	7,583
Accrued expenses	11,289

Total current liabilities	332,220

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 33,272,537 shares outstanding at May 31, 2005	332,725
Additional paid-in capital	8,658,897
Accumulated deficit	(8,686,625)

Total stockholders’ equity	304,997

Total Liabilities and Stockholders’ Equity	$637,217

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Revenues:
Oil and gas sales	$22,403	$35,631	$47,266	$66,783
Joint venture income	201,996	202,010	450,836	226,503

Total revenues	224,399	237,641	498,102	293,286

Expenses:
Lease operating and taxes	19,610	28,338	62,317	53,702
Joint venture expenses	56,663	194,148	158,427	218,652
General and administrative	97,750	(11,164)	160,288	151,414
Depreciation, depletion and amortization	23,467	83,175	52,292	124,248

Total expenses	197,490	294,497	433,324	548,016

Operating Income (Loss)	26,909	(56,856)	64,778	(254,730)
Other Income (Expense):
Interest and other	(1,777)	(3,716)	(3,598)	(7,472)

Net Income (Loss) Before Provision for Income Taxes	25,132	(60,572)	61,180	(262,202)
Provision for income taxes	—	—	—	—

Net Income (Loss) Before Provision for Income Taxes	$25,132	$(60,572)	$61,180	$(262,202)

Net Income (Loss) Per Common Share, Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average common shares used in calculations:
Basic and diluted	33,272,537	30,772,537	33,272,537	30,772,537

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	May 31, 2005	May 31, 2004

Cash Flows From Operating Activities:
Net Income (Loss)	$61,180	$(262,202)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation, depletion and amortization	52,292	124,248
Non-cash consulting services and other	50,383	46,544
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	3,192	(12,804)
Affiliate receivables	(62,524)	—
Increase (decrease) in:
Accounts payable	(97,968)	95,833
Taxes payable	—	164
Accrued expenses	(8,416)	16,933
Deferred income	—	144,693

Net cash provided by (used) for operating activities	(1,861)	153,409

Cash Flows From Investing Activities:
Cash used in the acquisition and development of properties	—	(175,920)

	—	(175,920)

Cash Flows From Financing Activities:
Loans from affiliates	(5,615)	16,997

	(5,615)	16,997

Net Increase (Decrease) In Cash	(7,476)	(5,514)
Cash at beginning of period	8,843	7,438

Cash at end of period	$1,367	$1,924

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional	Accum-	Total
	Common Stock		Paid-In	ulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance November 30, 2004	33,272,537	332,725	8,658,897	(8,747,805)	243,817
Net income for period	—	—	—	61,180	61,180

Balance May 31, 2005	33,272,537	$332,725	$8,658,897	$(8,686,625)	$304,997

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
MAY 31, 2005

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

3. SIGNIFICANT TRANSACTIONS:

a.	The Company has a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-

well basis for an agreed upon fee. During the six months ended May 31, 2005, the Company generated $450,836 in revenues from joint venture management fees and incurred expenses of $158,427. For the six months ended May 31, 2004, the Company generated 226,530 in revenues from joint venture management fees and incurred expenses of $218,652.

b.	The Company has an operating loan from its president, Mr. Tim Burroughs. The loan balance as of May 31, 2005 is $128,516 (included in loans from affiliates) and is payable on demand at an interest rate of 6% per annum. Interest accrued on the loan for the first six months is $3,732. The loan balance as of May 31, 2004 is $157,952 with accrued interest of $7,706. The loan is secured by the Company’s oil and gas properties. The Company expects to pay back this loan from operating revenue by the end of this fiscal year.

c.	In October of 2002, the Company formed and is acting as the general partner for the “Grasslands I, Limited Partnership”. The purpose of the partnership is to acquire leases for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Texas. As of May 31, 2005 the Partnership is due approximately $114,296 in advances that the Company used to fund operations and is included in loans from affiliates. As of May 31, 2004 the partnership is due approximately $194,615. The Company is required to repay the advance by the end of this fiscal year.

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

RECENT DEVELOPMENTS

     The Company has a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs administrative and drilling supervision services on a well-by-well basis for an agreed upon fee. During the six months ended May 31, 2005, the Company generated $450,836 in revenues from joint venture management fees and incurred expenses of $158,427. As manager of these programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Also, the Company reworked three East Texas wells. We estimate that these wells may generate net income of approximately $10,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable.

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

     PROPERTIES. The following is a breakdown of our properties:

	Gross Producing	Net Producing Well
Name of Field	Well Count	Count
East Texas Field	0	0
Mitchell Creek & Talco Field (1)	1	1
Manziel & Quitman Field (1)	4	4

     The following information pertains to our properties as of May 31, 2005:

			PROVED	PROVED		PERCENTAGE OF
	PROVED	PROVED	DEVELOPED	DEVELOPED	CURRENT	RESERVES IN FIELD
	RESERVES:	RESERVES:	RESERVES:	RESERVES:	PRODUCTION	TO TOTAL RESERVES
NAME OF	OIL	GAS	OIL	GAS	OIL:	HELD BY THE
FIELD	(bbls)	(mcf)	(bbls)	(mcf)	(bbls) (1)	COMPANY
East Texas Field	0	0	0	0	0	oil	0
						gas	0

Mitchell Creek & Talco Field	494	0	494	0	0	oil	2.0
						gas	0

Manziel & Quitman Field	23,185	0	23,185	0	291	oil	98.0
						gas	0

(1)	The current production figure specified above is for the production for the month of May 2005.

PRODUCTIVE WELLS AND ACREAGE

		Net			Total Gross	Net
	Total Gross	Productive	Total Gross	Net Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
East Texas Region	21	21	0	0	843.2	838.34

Notes:

1. Total Gross Oil Wells were calculated by subtracting 2 wells designated as Injection Wells from the 23 wells owned and/or operated by TBX Resources, Inc as of May 31, 2005.

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

5. All acreage in which we hold a working interest as of May 31, 2005 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be classified as developed.

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

RESULTS OF OPERATIONS

     The Company generated an operating profit of $64,778 for the six months ended May 31, 2005 as compared to an operating loss of. $254,730 for the six months ended May 31, 2004. The change in the operating loss to a profit amounted to $319,508, 125.4%, is discussed below.

Revenues – Revenues generated from oil and gas sales and the joint venture management fees increased $204,816, 69.8%, from $293,286 for the six months ended May 31, 2004 to $498,102 for the six months ended May 31, 2005.

Revenues generated from joint venture management fees increased $224,333, 99% from $226,503 for the six months ended May 31, 2004 to $450,836 for the six months ended May 31, 2005. The work is generated from a company in which our president. Mr. Burroughs is the sole shareholder. The Company’s joint venture activities accelerated in the fourth quarter of the previous fiscal year and continued into the current fiscal year.

During the six months ended May 31, 2004, the Company generated approximately $66,783 in revenue from oil and gas sales as compared to $47,266 for the six months ended May 31, 2005. The $19,517, 29.2%, decrease is primarily due to lower production for repairs on the Hendrick lease. The Company completed re-working two East Texas wells in the fourth quarter of the previous fiscal year. The Company anticipates that monthly production from these wells will approximate 400 barrels of oil. The majority of the Texas wells remain shut-in awaiting re-work or the designation as injection wells. Revenue from the Company’s Oklahoma properties is minimal as a result of previous sales of the Company’s interest in the properties and production declines.

Expenses – Total expenses decreased $114,692, 20.9%, from $548,016 for the six months ended May 31, 2004 to $433,324 for the six months ended May 31, 2005.

Lease operating and taxes increased $8,615, 16%, from $53,702 for the six months ended May 31, 2004 to $62,317 for the six months ended May 31, 2005. The increase is primarily the result of recurring expenses for the Texas oil wells.

Joint venture expenses decreased $60,225, 27.5%, from $218,652 for the six months ended May 31, 2004 to $158,427 for the six months ended May 31, 2005. The work is generated from a company in which our president. Mr. Burroughs is the sole shareholder. The Company’s joint venture activities accelerated in the fourth quarter of the previous fiscal year and continued into the current fiscal year.

General and administrative expenses increased approximately $8,874, 5.9%, from $151,414 for the six months ended May 31, 2004 to $160,288 for the six months ended May 31, 2005. The increase is primarily due to the decreased allocation ($4,852) of general and administrative expenses to joint venture expenses and higher consulting and professional fees offset by lower general expenses.

Depreciation, depletion and amortization decreased $71,956, 57.9%, from $124,248 for the six months ended May 31, 2004 to $52,292 for the six months ended May 31, 2005. The decrease is due to the decrease in Company owned oil and gas properties and a change in the estimate of future lives of our properties.

Other Income (Expense) - Other expense decreased from $7,472 for the six months ended May 31, 2004 to $3,598 for the six months ended May 31, 2005. The $3,874 decrease is primarily attributable to interest charged on the Company’s operating loan from our president, Mr. Tim Burroughs.

Provision for Income Taxes –There are no recorded tax benefits for the six months ended May 31, 2005 and for the same period last fiscal year.

Net Income (loss) – The Company’s net loss decreased approximately $323,382, 123.3%, from $262,202 for the six months ended May 31, 2004 to a profit of $61,180 for the six months ended May 31, 2005. The current period profit is primarily attributable to increased joint venture revenue and lower joint venture expenses, depreciation and interest offset by higher lease operating and general expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 2005, we have total assets of $637,217 of which net oil and gas properties amount to $362,615 or 60.1% of the total assets. The Company’s accumulated losses through May 31, 2005 totaled $8,686,625. At May 31, 2005, we have $1,637 in cash. Our ratio of current assets to current liabilities is 0.5:1; we have no long-term debt. As of May 31, 2005, our shareholders equity was a positive $284,751.

     We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture management fees and loans from affiliates. The Company’s cash used by operating activities totaled $1,861 for the six months ended May 31, 2005 while cash provided for operating activities totaled $153,409 during the six months ended May 31, 2004. The Company’s capital investments totaled $0 and $175,920 for the six months ended May 31, 2005 and May 31, 2004, respectively. Cash provided by loans and advances from affiliates totaled ($5,615) and $16,997 for the six months ended May 31, 2005 and May 31, 2004, respectively.

     PLAN OF OPERATION FOR THE FUTURE.

     We want to manage more joint venture limited partnerships. As manager of these programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Also, the Company reworked six East Texas wells. We estimate that these wells may generate net income of approximately $10,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable. In addition, we plan to re-work additional East Texas wells in the coming year which may increase revenue by approximately $100,000 to $150,000 a year. However, there can be no assurance that our planned and projected level of production will materialize in the future.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our President/Chief Financial Officer conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the “Evaluation Date”). Based on the evaluation, our President/Chief Financial Officer has concluded that as of the May 31, 2005, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

     There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

TBX RESOURCES, INC.

DATE: July 15, 2005

SIGNATURE: /s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER