Form 10QSB/A
period 2005-02-28
TBX RESOURCES INC
filed 2005-08-04
CIK 1108645

UNITED STATES
SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our President/Chief Financial Officer conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the “Evaluation Date”). Based on the evaluation, our President/Chief Financial Officer has concluded that as of February 28, 2005 and the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

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

TBX RESOURCES, INC.

DATE: August 4, 2005

SIGNATURE: /s/ Tim Burroughs
TIM BURROUGHS, President/Principal Executive and Financial Officer