Form 10QSB
period 2005-08-31
TBX RESOURCES INC
filed 2005-10-18
CIK 1108645

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDING AUGUST 31, 2005

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,802,525 on October 14, 2005
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

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
I have reviewed the accompanying balance sheet of TBX Resources, Inc. as of August 31, 2005, and the statements of operations, stockholders’ equity and cash flows for the three and nine months ended August 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
James G. Somma, CPA
Euless, Texas
October 17, 2005

TBX RESOURCES, INC.
BALANCE SHEET
AUGUST 31, 2005
(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$56,013
Trade accounts receivable	17,230
Deferred compensation expense	1,061,992
Prepaid consulting fees	99,885

Total current assets	1,235,120

Equipment and Property
Office furniture, fixtures and equipment	107,164
Oil and gas properties, using successful efforts accounting Proved properties and related equipment	2,254,998

2,362,162
Less accumulated depreciation, depletion and amortization	1,614,987

Total equipment and property	747,175

Other Assets
Deferred compensation expense: long-term portion	1,327,488
Prepaid Consulting and Other	55,777

Total other assets	1,383,265

Total Assets	$3,365,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$61,955
Loans from affiliates	117,593
Taxes payable	7,583
Accrued expenses	7,056

Total current liabilities	194,187

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares;
no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares;
35,075,310 shares outstanding at August 31, 2005	350,752
Additional paid-in capital	12,223,455
Accumulated deficit	(9,402,834)

Total stockholders’ equity	3,171,373

Total Liabilities and Stockholders’ Equity	$3,365,560

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	Aug. 31, 2005	Aug. 31, 2004	Aug 31, 2005	Aug. 31, 2004

Revenues:
Oil and gas sales	$17,629	$22,567	$65,149	$89,351
Joint venture income	300,000	277,485	750,836	503,988

Total revenues	317,629	300,052	815,985	593,339

Expenses:
Lease operating and taxes	22,031	34,879	102,856	88,580
Joint venture expenses	94,487	94,456	252,914	277,508
General and administrative	890,182	56,848	1,032,005	243,935
Depreciation, depletion and amortization	27,597	89,849	79,889	214,097

Total expenses	1,034,297	276,032	1,467,664	824,120

Operating Income (Loss)	(716,668)	24,020	(651,679)	(230,781)
Other Income (Expense):
Interest and other	247	(3,659)	(3,350)	(11,131)

Net Income (Loss) Before Provision for Income Taxes	(716,421)	20,361	(655,029)	(241,912)
Provision for income taxes	—	—	—	—

Net Income (Loss)	$(716,421)	$20,361	$(655,029)	$(241,912)

Net Income (Loss) Per Common Share, Basic and Diluted	$(0.02)	$0.00	$(0.02)	$(0.01)

Weighted average common shares used in calculations:
Basic and diluted	33,948,577	30,772,537	33,948,577	30,772,537

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	Aug. 31, 2005	Aug. 31, 2004

Cash Flows From Operating Activities:
Net Loss	$(655,029)	$(241,912)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation, depletion and amortization	79,889	214,097
Compensation cost- common stock options	796,495	—
Non-cash consulting services and other	75,434	71,544
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	349	(7,716)
Other current assets	115	(4,352)
Increase (decrease) in:
Accounts payable	(104,650)	13,933
Taxes payable	—	105
Accrued expenses	(12,700)	30,445
Deferred income	—	114,508

Net cash provided by for operating activities	179,903	190,652

Cash Flows From Investing Activities:
Cash used in the acquisition and development of properties	—	(208,980)

	—	(208,980)

Cash Flows From Financing Activities:
Loans from affiliates	(132,733)	12,362

	(132,733)	12,362

Net Increase (Decrease) In Cash	47,170	(5,966)
Cash at beginning of period	8,843	7,438

Cash at end of period	$56,013	$1,472

Supplemental Schedule of Non Cash Transactions:
Common stock issued for partnership interests	$396,610	$—

Interest paid	$23,714	$—

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional	Accum-	Total
	Common Stock		Paid-In	ulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance November 30, 2004	33,272,537	332,725	8,658,897	(8,747,805)	243,817
Common stock issued for oil and gas interests	1,802,773	18,027	378,583	—	396,610
Common stock options granted in period	—	—	3,185,975	—	3,185,975
Net loss for period	—	—	—	(655,029)	(655,029)

Balance August 31, 2005	35,075,310	$350,752	$12,223,455	$(9,402,834)	$3,171,373

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AUGUST 31, 2005
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Stock-Based Compensation — Effective December 1. 2004 the Company recognizes compensation expense for options granted to employees using the fair value method under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period.
Net Loss Per Common Share- Stock options are excluded from the calculation of net loss per common share because they are antidilutive.
Recent Accounting Pronouncement — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this standard will not have a material impact on our financial statements, as we do not have any inventory costs.
In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period. The effective date for this statement is as of the first interim period that begins after December 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial statements, as we currently do not expect to have additional stock based compensation in the foreseeable future.
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
In December 2004, FASB issued Statement No. 153, “Exchange of Nonmonetary Assets”. This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The Company does not expect the application of Statement No. 153 to have a material impact on out financial statements, as we do not have any exchanges of nonmonetary assets.
In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. We do not anticipate that the adoption of this standard will have a material impact on our financial statements, as we do not have any accounting change transactions
3. SIGNIFICANT TRANSACTIONS:
a.	The Company has a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs project generation, administrative and drilling supervision services on a well-by-well basis for an agreed upon fee. During the nine months ended August 31, 2005, the Company generated $750,836 in revenues from joint venture management fees and incurred expenses of $252,914. For the nine months ended August 31, 2004, the Company generated 503,988 in revenues from joint venture management fees and incurred expenses of $277,508.

b.	The Company’s operating loan (previously included in loans from affiliates) from its president, Mr. Tim Burroughs was paid in the current quarter. The principal paid was $104,802 plus accrued interest of $23,714 for a total of $128,516.

c.	In October of 2002, the Company formed and is acting as the general partner for the “Grasslands I, Limited Partnership”. The purpose of the partnership is to acquire leases for oil and gas development in the Barnett Shale play in the Fort Worth Basin of Texas. As of August 31, 2005 the Partnership is due approximately $114,296 in advances that the Company used to fund operations and is included in loans from affiliates. The Company is required to repay the advance by the end of this fiscal year.

d.	During the current quarter, the Company purchased a total of 22.5 partnership units in the Johnson No. 1-H., Johnson No, 2-H and Hagansport Unit Joint Ventures from third parties. The Company issued 1,802,773 Common Stock shares with a value of $396,610. In September of his year the Company purchased a total of 33.5 units and issued 2,749,702 common stock shares valued at approximately $461,174. The units were valued at the Company’s share price on the date of the Company’s acceptance of the purchase/sales agreement.

e.	The Company executed an amended Employment Agreement effective August 4, 2005 with Mr. Tim Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. Under the terms of the employment agreement, Mr. Burroughs received stock options good for five years beginning with the current 2005 year, at an option price no greater than 50% of the closing price for the shares as of the date of the amendment. As determined by the OTCBB, the closing price on August 4, 2005, is $0.14 per share. 500,000 shares are vested on December 1st of each year (beginning December 1st 2005) for a total of 2,500,000 shares of the Company’s common stock over five years. The options are cumulative and allow Mr. Burroughs to exercise his options at any time after vesting. The Company recorded the value of the options granted Mr. Burroughs under FASB Statement No. 123

“Accounting For Stock-Based Compensation”. The Company calculated the fair value of the options using the Black-Scholes option pricing model that resulted in an option value of $1.2744 per share. Total deferred compensation cost was calculated to be $3.186 million (with an offsetting credit to Additional Paid-In Capital) that will be recognized over Mr. Burroughs’ service period of three years. The total compensation cost reported in the Statement of Operations for the three and nine months ended August 31, 2005 is $796,495.The deferred tax asset for these options is $1,083,231. However, future realization of this asset is uncertain; accordingly, the Company has established a valuation allowance of $1,083,231.

f.	The Company amended its Articles of Incorporation in September 2005 after receiving shareholder approval at the Company’s annual shareholder meeting on August 31, 2005. Article II of the Articles of Incorporation was amended to affect a 1-for-10 reverse split of the Company’s Common Stock. The effective date of the split is September 29, 2005.

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
RECENT DEVELOPMENTS
     The Company amended its Articles of Incorporation in September 2005 after receiving shareholder approval at the Company’s annual shareholder meeting on August 31, 2005. Article II of the Articles of Incorporation was amended to affect a 1-for-10 reverse split of the Company’s Common Stock. The effective date of the split is September 29, 2005.
     The Company executed an amended Employment Agreement effective August 4, 2005 with Mr. Tim Burroughs, President, for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. Under the terms of the employment agreement, Mr. Burroughs received stock options good for five years beginning with the current 2005 year, at an option price no greater than 50% of the closing price for the shares as of the date of the amendment. As determined by the OTCBB, the closing price on August 4, 2005, is $0.14 per share. 500,000 shares are vested on December 1st of each year (beginning December 1st 2005) for a total of 2,500,000 shares of the Company’s common stock over five years. The options are cumulative and allow Mr. Burroughs to exercise his options at any time after vesting. The Company calculated the fair value of the options using the Black-Scholes option pricing model that resulted in an option value of $1.2744 per share. Total deferred compensation cost was calculated to be $3.186 million (with an offsetting credit to Additional Paid-In Capital) that will be recognized over Mr. Burroughs’ service period of three years. The total compensation cost reported in the Statement of Operations for the three and nine months ended August 31, 2005 is $796,495.The deferred tax assets for these options is $1,083,231. However, future realization of this asset is uncertain; accordingly, the Company has established a valuation allowance of $1,083,231.
     The Company has a management contract with a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs project generation, administrative and drilling supervision services on a well-by-well basis for an agreed upon fee. During the nine months ended August 31, 2005, the Company generated $750,836 in revenues from joint venture management fees and incurred expenses of $252,914. As manager of these programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Also, the Company reworked three East Texas wells. However, the wells are not producing as expected and the Company is continuing to make attempts to correct the problems. We estimate that these wells are capable of generating net income of approximately $20,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable. During the current quarter, the Company purchased a total of 22.5 partnership units in the Johnson No. 1-H., Johnson No, 2-H and Hagansport Unit Joint Ventures from third parties. The Company’s common stock was used to purchase the interests that were valued at the Company’s share price on the date of the Company’s acceptance of the purchase/sales agreement. The Company issued 1,802,773 Common Stock shares with a value of $396,610. The Company recorded the purchase as an addition to oil and gas properties. In September of his year the Company purchased a total of 33.5 units and issued 2,749,702 common stock shares valued at approximately $461,174. The purchase was made with the expectation of increased net operating revenue for the Company. We estimate that these partnership units are capable of generating net income of approximately $30,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable.

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
     PROPERTIES. The following is a breakdown of our properties:

Name of Field	Gross Producing Well Count	Net Producing Well Count
East Texas Field	0	0
Mitchell Creek & Talco Field (1)	1	1
Manziel & Quitman Field (1)	4	4
The following information pertains to our properties as of August 31, 2005:

			PROVED	PROVED		PERCENTAGE OF
	PROVED	PROVED	DEVELOPED	DEVELOPED	CURRENT	RESERVES IN FIELD
	RESERVES:	RESERVES:	RESERVES:	RESERVES:	PRODUCTION	TO TOTAL RESERVES
NAME OF FIELD	OIL	GAS	OIL	GAS	OIL:	HELD BY THE
	(bbls)	(mcf)	(bbls)	(mcf)	(bbls) (1)	COMPANY

East Texas Field	0	0	0	0	0	oil	0
						gas	0
Mitchell Creek & Talco Field	494	0	494	0	0	oil	2.0
						gas	0
Manziel & Quitman Field	23,185	0	23,185	0	156	oil	98.0
						gas	0
(1) The current production figure specified above is for the production for the month of August 2005.
PRODUCTIVE WELLS AND ACREAGE

		Net			Total Gross	Net
	Total Gross	Productive	Total Gross	Net Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres

East Texas Region	21	21	0	0	843.2	838.34

Notes:
1. Total Gross Oil Wells were calculated by subtracting 2 wells designated as Injection Wells from the 23 wells owned and/or operated by TBX Resources, Inc as of August 31, 2005.
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
5. All acreage in which we hold a working interest as of August 31, 2005 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be classified as developed.

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
OIL AND GAS PARTNERSHIP INTERESTS
     During the current quarter, the Company purchased a total of 22.5 partnership units in the Johnson No. 1-H., Johnson No, 2-H and Hagansport Unit Joint Ventures from third parties. In September of his year the Company purchased an additional total of 33.5 units in these ventures from third parties.
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
RESULTS OF OPERATIONS
     The Company generated an operating loss of $651,679 for the nine months ended August 31, 2005 as compared to an operating loss of. $230,781 for the nine months ended August 31, 2004. The increase in the operating loss amounted to $430,898, 182.4%, is discussed below.
Revenues — Revenues generated from oil and gas sales and the joint venture management fees increased $222,646, 37.5%, from $593,339 for the nine months ended August 31, 2004 to $815,985 for the nine months ended August 31, 2005.
Revenues generated from joint venture management fees increased $246,848, 49.0% from $503,988 for the nine months ended August 31, 2004 to $750,836 for the nine months ended August 31, 2005. The work is generated from a company in which our president. Mr. Burroughs is the sole shareholder. The Company’s joint venture activities accelerated in the fourth quarter of the previous fiscal year and continued into the current fiscal year.
During the nine months ended August 31, 2004, the Company generated approximately $89,351 in revenue from oil and gas sales as compared to $65,149 for the nine months ended August 31, 2005. The $24,202, 27.1%, decrease is primarily due to lower production for repairs on the Hendrick lease. The Company completed re-working two East Texas wells in the fourth quarter of the previous fiscal year. However, the wells are not producing as expected and the Company is continuing to make attempts to correct the problems. We estimate that these wells are capable of generating net income of approximately $20,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable. Revenue from the Company’s Oklahoma properties is minimal as a result of previous sales of the Company’s interest in the properties and production declines.
Expenses — Total expenses increased $643,544, 78.1%, from $824,120 for the nine months ended August 31, 2004 to $1,467,664 for the nine months ended August 31, 2005.
Lease operating and taxes increased $14,276, 16.1%, from $88,580 for the nine months ended August 31, 2004 to $102,856 for the nine months ended August 31, 2005. The increase is primarily the result of repair expenses for the East Texas oil wells.
Joint venture expenses decreased $24,594, 8.9%, from $277,508 for the nine months ended August 31, 2004 to $252,914 for the nine months ended August 31, 2005. The work is generated from a company in which our president. Mr. Burroughs is the sole shareholder. Joint venture expenses decreased from the previous year due to efficiencies associated with on-going operations.
General and administrative expenses increased approximately $788,070, 323.1%, from $243,935 for the nine months ended August 31, 2004 to $1,032,005 for the nine months ended August 31, 2005. The increase is primarily due to higher compensation costs of $796,495 associated with the stock options granted to Mr. Burroughs plus higher insurance and legal and professional costs offset by lower general expenses.
Depreciation, depletion and amortization decreased $134,208, 62.7%, from $214,097 for the nine months ended August 31, 2004 to $79,889 for the nine months ended August 31, 2005. The decrease is due a change in reserve quantities and the estimate of future lives of our properties.
Other Income (Expense) — Other expense decreased from $11,131 for the nine months ended August 31, 2004 to $3,350 for the nine months ended August 31, 2005. The $7,781 decrease is primarily attributable to lower interest charged as a result of the reduced loan balance on the Company’s operating loan from our president, Mr. Tim Burroughs. The balance of the loan totaling $104,802 plus accrued interest of $23,714 was paid-off in the current quarter.
Provision for Income Taxes —There are no recorded tax benefits for the nine months ended August 31, 2005 and for the same period last fiscal year.
Net Income (loss) — The Company’s net loss increased approximately $413,117, 170.8%, from $241,912 for the nine months ended August 31, 2004 to $655,029 for the nine months ended August 31, 2005. The reduction in the loss is primarily attributable to increased joint venture revenue, lower depreciation, joint venture and interest expense offset by and higher, lease operating, stock option compensation costs and lower oil and gas revenue.
LIQUIDITY AND CAPITAL RESOURCES
     As of August 31, 2005, we have total assets of $3,365,560 of which net oil and gas properties amount to $731,597 or 21.7% of the total assets. The Company’s accumulated losses through August 31, 2005 totaled $9,402,834. At August 31, 2005, we have $56,013 in cash. Our ratio of current assets to current liabilities is 6.4:1; we have no long-term debt. As of August 31, 2005, our shareholders equity was a positive $3,171,373.
     We have funded operations from cash generated from joint venture management fees, oil and gas revenue and loans from affiliates. The Company’s cash provided by operating activities totaled $179,903 for the nine months ended August 31, 2005 while cash provided by operating activities totaled $190,652 during the nine months ended August 31, 2004. The Company’s capital investments totaled $0 and $208,980 for the nine months ended August 31, 2005 and August 31, 2004, respectively. Cash used to pay loans and advances form affiliates totaled $132,733 for the nine months ended August 31, 2005 while cash provided from loans and advances from affiliates totaled $12,362 for the nine months ended and August 31, 2004.
PLAN OF OPERATION FOR THE FUTURE.
     We want to manage more joint venture limited partnerships. As manager of these programs, we should receive sufficient fees to provide positive cash flow for operating activities. We expect that fees from this activity will be our primary source of funds in the near future. Also, the Company reworked six East Texas wells. We estimate that these wells may generate net income of approximately $20,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable. In addition, we plan to re-work additional East Texas wells in the coming year which may increase revenue by approximately $100,000 to $150,000 a year. However, there can be no assurance that our planned and projected level of production will materialize in the future. We purchased a total of 56 partnership units in the Johnson No. 1-H., Johnson No, 2-H and Hagansport Unit Joint Ventures from third parties. The purchase was made with the expectation of increased net operating revenue for the Company. We estimate that these partnership units are capable of generating net income of approximately $30,000 per month; however, there can be no assurance that such level of production will continue now or in the future, as the well is a new well and current data may prove to be unreliable. With the above mentioned sources of revenue, we estimate that the company can make a profit in the coming year.
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
Item 3. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our President/Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s President/Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
             None.
Item 2. CHANGES IN SECURITIES
     During the current quarter, the Company purchased a total of 22.5 partnership units in the Johnson No. 1-H., Johnson No, 2-H and Hagansport Unit Joint Ventures from third parties. The Company’s common stock was used to purchase the interests that were valued at the Company’s share price on the date of the Company’s acceptance of the purchase/sales agreement. The Company issued 1,802,773 Common Stock shares with a value of $396,610. The Company recorded the purchase as an addition to oil and gas properties. In September of his year the Company purchased an additional 33.5 units in the above described ventures and issued 2,749,702 common stock shares valued at approximately $461,174. The purchases were made by us from individual members of the joint venture partnerships and were accomplished utilizing the exemption from registration available for private placement offerings under Section 4(2) of the Securities Act of 1933 and Rule 506 Regulation D.

Item 3. DEFAULTS UPON SENIOR SECURITIES
             None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
The following matters were submitted to the stockholders of the Company at a special meeting held on August 31, 2005:
1.To amend the Articles of Incorporation to effect a one-for-ten reverse stock split of all outstanding (but not all authorized) shares of Common Stock;
2. To amend the Articles of Incorporation to reduce the required percentage vote to Amend the Articles of Incorporation from 66 2/3 to a simple majority; and
3. The election of two new independent directors to our Board Of Directors.
Each of the above matters were approved by at least 86.0% of the stockholders of the company.
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
             99.1 Definitive 14A Proxy filed with the Commission on August 4, 2005 and incorporated by reference herein.*
             * Denotes document not filed herewith.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.
TBX RESOURCES, INC.
DATE: October 18, 2005
SIGNATURE: /s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER