Form 10KSB
period 2005-11-30
TBX RESOURCES INC
filed 2006-04-03
CIK 1108645

SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2005
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
Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)__________
The Issuer’s revenues for the most recent fiscal year were $1,118,072
The aggregate market value of the voting stock held by non-affiliates of the Issuer on February 21, 2006, was $12,095,215.
As of March 15, 2006, the Company had 3,802,525 issued and outstanding shares of common stock.
Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:	Yes ☐ No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS
     TBX Resources, Inc., was incorporated in the state of Texas in March 1995. Currently, our primary focus is providing assistance to an affiliate company in oil and gas lease and project prospects for the affiliate’s joint venture activities. In the past we have acquired producing oil and gas properties with opportunities for future development. Prior to acquiring a property, we analyzed the previous production and operating history of the property, as well as the production history and related operating procedures for similar wells producing from the same formations in the general area. By acquiring producing properties that respond positively to improved production practices and enhanced recovery techniques, we built an inventory of infield development drilling locations.
     As of November 30, 2005, we had total assets of $634,629 of which net oil and gas properties amounted to $442,688 or 69.8% of our total assets. At November 30, 2005, we had approximately $128,452 in cash and a working capital deficit of $216,470. Our accumulative losses through November 30, 2005, totaled $8,275,706. Our revenues for our fiscal year ended November 30, 2005 were $1,118,072 and our net loss for the same period was $453,686. Our ratio of current assets to current liabilities is 0.5:1; we have no long-term debt other than our asset retirement obligation of $167,161. As of November 30, 2005, our shareholders’ equity was a positive $730,060.
     Our company has experienced operating losses over the past several years. However, our management is projecting an increase in joint venture contract fees, an increase in prices obtained for our oil and gas produced and an increase in our total production, due to the recent acquisition of three oil and gas properties, our planned participation in a Barnett Shale formation joint venture and reworking of several East Texas wells. Our management believes that, with the projected increases in production, higher prices for our production, and joint venture contract fees our company’s financial position should improve for the fiscal year ending November 30, 2006. However, this improvement is dependent upon many factors, some of which are not within our control and there can be no assurance that our actual results will improve.
     Our mission is to be a publicly traded, independent oil and gas exploration and production company which can take full advantage of opportunities resulting from the major oil companies’ lack of interest in domestic oil and gas properties. In particular, most major oil companies are currently more interested in devoting their exploration dollars toward the development of oil and gas fields that are either offshore and/or not located in the United States, primarily because of the assumption by the major oil companies that domestic oil and gas properties have been significantly depleted. In addition, due to the extent of the development of domestic oil and gas properties, it is more likely that a significant new discovery in the oil and gas industry would likely be conducted in those areas that have not been so heavily developed, generally being properties that are not contained within the United States. Because major oil companies are more interested in developing their offshore and overseas holdings, they often ignore on-shore investment opportunities and sell their domestic properties at prices that are attractive to independent oil companies, especially since we have significantly lower administrative costs than large oil companies. Due to our lower infrastructure costs, we believe that our costs of owning and operating domestic oil and gas properties are lower than those same costs as experienced by major oil companies.
JOINT VENTURE ACTIVITIES
     On November 30, 2005, our Company entered into an agreement by which we committed to purchase, by issuance of 800,000 shares of our common stock, a 50% partnership interest in the proposed Six Wells Joint Venture, a Texas joint venture partnership. This purchase is contingent upon the approval of Earthwise Energy, Inc., and Energy Partners International, a Texas joint venture (“Energy Partners”), the initial members of the Six Wells Joint Venture. As of the date of this report, this approval has not occurred. Energy Partners has agreed to contribute $6,000,000 to fund the Six Wells Joint Venture. The Six Wells Joint Venture is being created for the purpose of drilling six hydrocarbon wells in the geographic area known as the Barnett Shale in Texas. Gulftex Operating, Inc., will act as the joint venture manager for the Six Wells Joint Venture and is owned by Tim Burroughs, president of TBX.
     TBX entered into a management contract with a company in which Mr. Burroughs is the sole shareholder, Gulftex Operating, Inc. Under the terms of the agreement, the Company provides project generation services and administrative assistance to Gulftex. The management services provided by TBX to Gulftex are on a venture by venture basis for a fixed fee.

WELLS HELD BY THE COMPANY
     As further described in the description of properties section, we own all or a portion of 18 wells located in Hopkins, Franklin, and Wood Counties, Texas (East Texas) and have an interest in 2 wells in Wise County, Texas. Of the 18 wells located in East Texas, 5 wells have been designated as water supply wells. In addition, 10 wells are currently producing oil. The remaining 3 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. The 2 wells in Wise County, Texas are currently producing. During the next twelve months, we hope to be able to bring some of the wells that are currently shut-in on-line so that they will begin to produce oil. However, our ability to re-open these wells is dependent upon obtaining sufficient financing to pay the costs associated with re-opening these wells and operating the same once re-opened.
     Also, the Company has an interest in 4 proven wells in Oklahoma. These wells are located in Ellis, Beckham, Garfield, Caddo and Canadian Counties, Oklahoma. All 4 of the wells are in production for natural gas. Engineering estimates of provable reserves were not obtained for these wells since their production is minor and will not have a material impact on the Company’s reserve value.
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
General Regulations
Both state and federal authorities regulate the extraction, production, transportation, and sale of oil, gas, and minerals. The executive and legislative branches of government at both the state and federal levels have periodically proposed and considered proposals for establishment of controls on alternative fuels, energy conservation, environmental protection, taxation of crude oil imports, limitation of crude oil imports, as well as various other related programs. If any proposals relating to the above subjects were to be enacted, we cannot predict what effect, if any, implementation of such proposals would have upon our operations. A listing of the more significant current state and federal statutory authority for regulation of our current operations and business are provided below.
Federal Regulatory Controls
Historically, the transportation and sale of natural gas in interstate commerce have been regulated by the Natural Gas Act of 1938 (the (“NGA”), the Natural Gas Policy Act of 1978 (the “NGPA”) and associated regulations by the Federal Energy Regulatory Commission (“FERC”). The Natural Gas Wellhead Decontrol Act (the “Decontrol Act”) removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in “first sales.” The FERC’s jurisdiction over natural gas transportation was unaffected by the Decontrol Act.
In 1992, the FERC issued regulations requiring interstate pipelines to provide transportation, separate or “unbundled,” from the pipelines’ sales of gas (Order 636). This regulation fostered increased competition within all phases of the natural gas industry. In December 1992, the FERC issued Order 547, governing the issuance of blanket market sales certificates to all natural gas sellers other than interstate pipelines, and applying to non-first sales that remain subject to the FERC’s NGA jurisdiction. These orders have fostered a competitive market for natural gas by giving natural gas purchasers access to multiple supply sources at market-driven prices. Order No. 547 increased competition in markets in which we sell our natural gas.
The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach pursued by the FERC and Congress will continue.
State Regulatory Controls
In each state where we conduct or contemplate oil and gas activities, these activities are subject to various regulations. The regulations relate to the extraction, production, transportation and sale of oil and natural gas, the issuance of drilling permits, the methods of developing new production, the spacing and operation of wells, the conservation of oil and natural gas reservoirs and other similar aspects of oil and gas operations. In particular, the State of Texas (where we have conducted the majority of our oil and gas operations to date) regulates the rate of daily production allowable from both oil and gas wells on a market demand or conservation basis. At the present time, no significant portion of our production has been curtailed due to reduced allowables. We know of no proposed regulation that will significantly impede our operations.
Environmental Regulations
Our extraction, production and drilling operations are subject to environmental protection regulations established by federal, state, and local agencies. To the best of our knowledge, we believe that we are in compliance with the applicable environmental regulations established by the agencies with jurisdiction over our operations. We are acutely aware that the applicable environmental regulations currently in effect could have a material detrimental effect upon our earnings, capital expenditures, or prospects for profitability. Our competitors are subject to the same regulations and therefore, the existence of such regulations does not appear to have any material effect upon our position with respect to our competitors. The Texas Legislature has mandated a regulatory program for the management of hazardous wastes generated during crude oil and natural gas exploration and production, gas processing, oil and gas waste reclamation and transportation operations. The disposal of these wastes, as governed by the Railroad Commission of Texas, is becoming an increasing burden on the industry.
Revenues from oil and gas production are subject to taxation by the state in which the production occurred. In Texas, the state receives a severance tax of 4.6% for oil production and 7.5% for gas production. These high percentage state taxes can have a significant impact upon the economic viability of marginal wells that we may produce and require plugging of wells sooner than would be necessary in a less arduous taxing environment.
BUSINESS RISKS
Our future success depends upon our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable.
The rate of production from oil and natural gas properties declines as reserves are depleted. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. We must do this even during periods of low oil and gas prices when it is difficult to raise the capital necessary to finance activities. Without successful exploration or acquisition activities, our reserves and revenues will decline. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities.
Oil and gas drilling is a high-risk activity.
Our future success will depend on the success of our drilling programs. In addition to the numerous operating risks described in more detail below, these activities involve the risk that no commercially productive oil or gas reservoirs will be discovered. In addition, we are often uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including, but not limited to, the following:
–	unexpected drilling conditions;

–	pressure or irregularities in formations;

–	equipment failures or accidents;

–	adverse weather conditions;

–	inability to comply with governmental requirements; and

–	shortage or delays in the availability of drilling rigs and the delivery of equipment.
If we experience any of these problems, our ability to conduct operations could be adversely affected.
Factors beyond our control affect our ability to market oil and gas.
Our ability to market oil and gas from our wells depends upon numerous factors beyond our control. These factors include, but are not limited to, the following:
–	the level of domestic production and imports of oil and gas;

–	the proximity of gas production to gas pipelines;

–	the availability of pipeline capacity;

–	the demand for oil and gas by utilities and other end users;

–	the availability of alternate fuel sources;

–	the effect of inclement weather;

–	state and federal regulation of oil and gas marketing; and

–	federal regulation of gas sold or transported in interstate commerce.
If these factors were to change dramatically, our ability to market oil and gas or obtain favorable prices for our oil and gas could be adversely affected.
The marketability of our production may be dependent upon transportation facilities over which we have no control.
The marketability of our production depends in part upon the availability, proximity, and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm our business. We deliver some of our oil and natural gas through gathering systems and pipelines that we do not own. These facilities may not be available to us in the future.
Oil and natural gas prices are volatile. A substantial decrease in oil and natural gas prices could adversely affect our financial results.
Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given world geopolitical conditions. Our cash flow from operations is highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow or have outstanding under or bank credit facility is subject to semi-annual redeterminations. Oil prices are likely to affect us more than natural gas prices because approximately 70% of our proved reserves are oil. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:
–	the level of consumer demand for oil and natural gas;

–	the domestic and foreign supply of oil and natural gas;

–	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

–	the price of foreign oil and natural gas;

–	domestic governmental regulations and taxes;

–	the price and availability of alternative fuel sources;

–	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

–	market uncertainty;

–	political conditions in oil and natural gas producing regions, including the Middle East; and

–	worldwide economic conditions.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Also, oil and natural gas prices do not necessarily move in tandem. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect upon our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may, among other things, be unable to meet our financial obligations or make planned expenditures.
Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $1.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2005, NYMEX oil prices were high throughout the year, averaging over $56.00 per Bbl for 2005. While we attempt to obtain the best price for our crude in our marketing efforts, we cannot control these market price swings and are subject to the market volatility for this type of oil. These price differentials relative to NYMEX prices can have as much of an impact on our profitability as does the volatility in the NYMEX oil prices.
Natural gas prices have also experienced volatility during the last few years. During 1999, natural gas prices averaged approximately $2.35 per Mcf and, like crude oil, have generally trended upward since that time, although with significant fluctuations along the way. During 2004, NYMEX natural gas prices averaged $6.23 per MMBtu and in 2005, averaged $8.97 per MMBtu.
We may not be able to replace our reserves or generate cash flows if we are unable to raise capital.
We make, and will continue to make, substantial capital expenditures for the exploration, acquisition and production of oil and gas reserves. Historically, we have financed these expenditures primarily with cash generated by operations and proceeds from bank borrowings and equity financing. If our revenues or borrowing base decrease as a result of lower oil and gas prices, operating difficulties or decline in reserves, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. Additional debt or equity financing or cash generated by operations may not be available to meet these requirements.
We face strong competition from other energy companies that may negatively affect our ability to carry on operations.
We operate in the highly competitive areas of oil and gas exploration, development and production. Factors that affect our ability to successfully compete in the marketplace include, but are not limited to, the following:
–	the availability of funds and information relating to a property;

–	the standards established by us for the minimum projected return on investment;

–	the availability of alternate fuel sources; and

–	the intermediate transportation of gas.
Our competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers. Many of these competitors possess greater financial and other resources than we do.
The inability to control other associated entities could adversely affect our business.
To the extent that we do not operate all of our properties, our success depends in part upon operations on certain properties in which we may have an interest along with other business entities. Because we have no control over such entities, we are able to neither direct their operations, nor ensure that their operations on our behalf will be completed in a timely and efficient manner. Any delay in such business entities’ operations could adversely affect our operations.
There are risks in acquiring producing properties.
We constantly evaluate opportunities to acquire oil and natural gas properties and frequently engage in bidding and negotiating for these acquisitions. If successful in this process, we may alter or increase our capitalization through the issuance of additional debt or equity securities, the sale of production payments or other measures. Any change in capitalization affects our risk profile.

A change in capitalization, however, is not the only way acquisitions affect our risk profile. Acquisitions may alter the nature of our business. This could occur when the character of acquired properties is substantially different from our existing properties in terms of operating or geologic characteristics.
Operating hazards may adversely affect our ability to conduct business.
Our operations are subject to risks inherent in the oil and gas industry, including but not limited to the following:
–	blowouts;

–	cratering;

–	explosions;

–	uncontrollable flows of oil, gas or well fluids;

–	fires;

–	pollution; and

–	other environmental risks.
These risks could result in substantial losses to us from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Governmental regulations may impose liability for pollution damage or result in the interruption or termination of operations.
Losses and liabilities from uninsured or underinsured drilling and operating activities could have a material adverse effect on our financial condition and operations.
Although we maintain several types of insurance to cover our operations, we may not be able to maintain adequate insurance in the future at rates we consider reasonable, or losses may exceed the maximum limits under our insurance policies. If a significant event that is not fully insured or indemnified occurs, it could materially affect our financial condition and results of operations.
Compliance with environmental and other government regulations could be costly and could negatively impact production.
Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Without limiting the generality of the foregoing, these laws and regulations may:
–	require the acquisition of a permit before drilling commences;

–	restrict the types, quantities and concentration of various substances that can be released into the environment from drilling and production activities;

–	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas;

–	require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells; and

–	impose substantial liabilities for pollution resulting from our operations.
The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulation could have a significant impact on our operating costs, as well as on the oil and gas industry in general.
Our operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred which could have a material adverse effect on our financial condition and results of operations. We maintain insurance coverage for our operations, but we do not believe that insurance coverage for environmental damages that occur over time or complete coverage for sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of our properties if certain environmental damages occur.

You should not place undue reliance on reserve information because reserve information represents estimates.
While estimates of our and gas reserves, and future net cash flows attributable to those reserves, were prepared by independent petroleum engineers, there are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of many factors, including but not limited to, the following:
–	the available data;

–	assumptions regarding future oil and gas prices;

–	expenditures for future development and exploitation activities; and

–	engineering and geological interpretation and judgment.
Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil and gas prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the estimates. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. For the reserve calculations, oil was converted to gas equivalent at six Mcf of gas for one Bbl of oil. This ration approximates the energy equivalency of gas to oil on a Btu basis. However, it may not represent the relative prices received from the sale of our oil and gas production.
The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this document were prepared by independent petroleum engineers in accordance with the rules of the SFA69 and the SEC. These estimates are not intended to represent the fair market value of our reserves.
Loss of executive officers or other key employees could adversely affect our business.
Our success is dependent upon the continued services and skills of our current executive management. The loss of services of any of these key personnel could have a negative impact on our business because of such personnel’s skills and industry experience and the difficulty of promptly finding qualified replacement personnel.
Acquisition of entire businesses may be a component of our growth strategy; our failure to complete future acquisitions successfully could reduce the earnings and slow our growth.
While our business strategy does not currently contemplate the acquisition of entire businesses, it is possible that we might acquire entire businesses in the future. Potential risks involved in the acquisition of such businesses include the inability to continue to identify business entities for acquisition or the inability to make acquisitions on terms that we consider economically acceptable. Furthermore, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our strategy of completing acquisitions would be dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Our ability to pursue our growth strategy may be hindered if we are not able to obtain financing or regulatory approvals. Our ability to grow through acquisitions and manage growth would require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth. Our financial position and results of operation may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods.
Risks Related to Our Common Stock
We may need additional capital
Our board of directors may determine in the future that we need to obtain additional capital through the issuance of additional shares of preferred stock, common stock, or other securities. Any such issuance will dilute the ownership interests of the current holders of the Common Stock.

We may issue additional shares of Common Stock.
Pursuant to our certificate of incorporation, our board of directors has the authority to issue additional series of Common Stock and to determine the rights and restrictions of shares of those series without the approval of our stockholders. The rights of the holders of the current series of Common Stock may be junior to the rights of Common Stock that may be issued in the future.
There may be future dilution of our Common Stock.
To the extent options to purchase Common Stock under employee and director stock option plans are exercised, holders of our Common Stock will be diluted. If available funds and cash generated from our operations are insufficient to satisfy our needs, we may be compelled to sell additional equity or convertible debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.
Our management controls a significant percentage of our outstanding Common Stock and their interests may conflict with those of our stockholders.
Our directors and executive officers and their affiliates beneficially own a substantial percentage of our outstanding Common Stock. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company, or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. This could have a material adverse effect on the market price of the Common Stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of Common Stock.
Sales of substantial amounts of our Common Stock may adversely affect our stock price and make future offerings to raise more capital difficult.
Sales of a large number of shares of our Common Stock in the market or the perception that sales may occur could adversely affect the trading price of our Common Stock. We may issue restricted securities or register additional shares of Common Stock in the future for our use in connection with future acquisitions. Except for volume limitations and certain other regulatory requirements applicable to affiliates, such shares may be freely tradable unless we contractually restrict their resale.
The availability for sale, or sale, of the shares of Common Stock eligible for future sale could adversely affect the market price of our Common Stock.
OFFICES
     We maintain our corporate offices at 3030 LBJ Freeway, Suite 1320, Dallas, Texas 75234, and pay monthly rental of approximately $5,644. Our lease runs from February 1, 2004 through July 31, 2011 at a cost of approximately $454,629. As of November 30, 2005 the Company’s continuing obligation under the base lease is approximately $364,319.
ITEM 2. DESCRIPTION OF PROPERTY
     GENERAL. Following is information concerning production from our oil and gas wells, productive well counts and both producing and undeveloped acreage. Our oil and gas properties are located within the northern part of the east Texas salt basin. The earliest exploration in this area dates back to the early 1920s and 1930s, when frontier oil producers were exploring areas adjacent to the famous “East Texas field” located near the town of Kilgore, Texas. We have leasehold rights in three oil and gas fields located in Hopkins, Franklin, and Wood Counties, Texas. During the current year we acquired an interest in two Barnett Shale gas wells in Wise County, Texas. We previously acquired several wells and acreages in Oklahoma that are described following the Texas properties below.
     RESERVES REPORTED TO OTHER AGENCIES. We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.

     PROPERTIES. The following is a breakdown of our properties:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
East Texas Field	0	0
Mitchell Creek & Talco Field	13	6.3
Manziel & Quitman Field	5	4
Johnson A1 1-H	1	0.3
Johnson As 1-H	1	0.4
Bridgeport Field	1	0.25
Camargo NW Field	2	0.03
Harmon SE Field	1	0.01
     The following information pertains to our properties as of November 30, 2005(1):

			Proved	Proved
	Proved	Proved	Developed	Developed
	Reserves:	Reserves:	Reserves:	Reserves:
Name of	Oil	Gas	Oil	Gas
Field or Well	(bbls)	(mcf)	(bbls)	(mcf)
East Texas Field	0	0	0	0
Mitchell Creek & Talco Field	0	0		0
Manziel & Quitman Field	32,681	0	32,681	0
Johnson A1 1-H	21,940	6,482	21,940	6,482
Johnson A2 1-H	1,313	3,359	1,313	3,359
Bridgeport Field	627	2,363	627	2,363
Camargo NW Field	11,354	0	11,354	0
Harmon SE Field	4,971	19,001	4,971	19,001
(1) The current production figure specified above is for the production for the month of November 2005.
PRODUCTIVE WELLS AND ACREAGE

					Total
	Total	Net	Total	Net	Gross	Total Net
	Gross	Productive	Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
East Texas Region	18	18	0	0	1,172.2	887.54
Wise County	2	0.37	2	0.37	224	83
Anadarko Basin	4	4	0	0	480	14
Notes:
1.	Total Gross Oil Wells was calculated by subtracting 5 wells designated as Injection Wells from the 24 wells owned and/or operated by TBX Resources, Inc. as of November 30, 2005.
2.	Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 19 Gross Oil Wells and adding the resulting products.
3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds an interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.
5.	All acreage in which we hold a working interest as of November 30, 1999 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be accurately classified as developed.
Note:
1.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
ITEM 3. LEGAL PROCEEDINGS
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which our property is the subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We held our annual meeting on August 30, 2005, at which time the stockholders took the following actions:
     (a) elected three directors, Tim Burroughs, Jeffery Reynolds and Sam Warren to a one (1) year term or until his successor is duly elected and qualified;
     (b) authorized the Company to reverse split its outstanding and issued common stock shares at a ratio of one (1) share for each ten (10) shares issued. The reverse split reduced our issued and outstanding common stock shares from 35,075,304 to 3,507,530 for shareholders entitled to vote on July 20, 2005;
     (c) authorized the Company to amend our Articles of Incorporation to effect a one-for-ten reverse stock split of all outstanding (but not all authorized) shares of the Company’s common stock; and
     (d) authorized the Company to amend our Articles of Incorporation to provide that the Articles of Incorporation may be amended by a majority vote of issued and outstanding shares instead of the affirmative vote of two-thirds of the issued and outstanding shares of Common Stock.
     There were no proposals from stockholders of the Company.
PART II
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

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2005	$2.80	$3.20
Quarter ending May 31, 2005	$1.40	$1.70
Quarter ending August 31, 2005	$2.50	$2.70
Quarter ending November 30, 2005	$3.10	$3.50

QUARTER	LOW BID	HIGH BID
Quarter ending February 29, 2004	$0.30	$0.50
Quarter ending May 31, 2004	$0.20	$0.40
Quarter ending August 31, 2004	$0.10	$0.30
Quarter ending November 30, 2004	$0.30	$1.30
The above information was obtained from the NASD and reflects the post 10-1 reverse split which occurred during the fourth quarter of 2005 fiscal year. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 819 shareholders of record for our common stock as of March 15, 2006.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
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
RECENT DEVELOPMENTS
Going Concern and Liquidity Problems
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at November 30, 2005. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
     We do not have sufficient working capital to sustain our operations. We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.
Six Wells Joint Venture
     On November 30, 2005, we entered into an agreement by which we committed to purchase, by issuance of 800,000 shares of our common stock, a 50% partnership interest in the Six Wells Joint Venture, a Texas Joint Venture Partnership. This purchase is contingent upon the approval of Earthwise Energy, Inc., and Energy Partners International,

a Texas Joint Venture (“Energy Partners”), the initial members of the Six Wells Joint Venture. As of the date of this report, this approval has not occurred. Energy Partners is contributing $6,000,000 to the Six Wells Joint Venture. The Six Wells Joint Venture was created for the purpose of drilling six wells in the geographic area known as the Barnett Shale in Texas. Gulftex Operating, Inc., acts as the Joint Venture Manager for the Six Wells Joint Venture and is owned by Tim Burroughs, president of our Company.
Employment Agreement
     The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. The agreement provides that Mr Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Tim makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price.
Acquisition of Interests in Joint Ventures
     During the current fiscal year, the Company purchased certain partnership interests in the Johnson No. A1 and Johnson No.A2 joint ventures from third parties and has consolidated the individual balance sheets and related income statements into the Company’s financial statements as of November 30, 2005 on a proportionate ownership basis. The Company also purchased certain venture partnership interests in the Hagansport Unit I and II and has consolidated the individual balance sheets and related income statements into the Company’s financial statements as of November 30, 2005 on a proportionate ownership basis. The Company purchased the interests by issuing 475,271 common stock shares valued at $952,592.
Other
     The Company has a services agreement with Gulftex Operating, Inc., a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs lease and project generation services and provides, administrative assistance on a venture by venture basis for a fee. The Company earned approximately $984,010 in such fees, representing approximately 88% of total 2005 revenue. The Company earned approximately $861,206 in such fees representing 86% of total 2004 revenue.
     Based on the data in reserve reports from an independent engineering firm, the Company recorded an impairment loss in the amount of $696,540 for the year ended November 30, 2005. In the year ended November 30, 2004, the Company recorded an impairment loss related to its East Texas properties in the amount of $974,094 and its Oklahoma properties in the amount of $278,404 based on an independent engineering report that showed a reduction in oil and gas reserves.
RESULTS OF OPERATIONS
     The Company incurred a net loss of $453,685 for the fiscal year ended November 30, 2005 as compared to a net loss of $1,501,618 for fiscal year ended November 30, 2004. The decrease in our loss of $1,047,933 or 69.8%, is discussed below.
     REVENUE — Total revenue increased $121,200, 12.2%, from $996,872 for the twelve months ended November 30, 2004 to $1,118,072 for the twelve months ended November 30, 2005.
     During the twelve months ended November 30, 2005, the Company generated approximately $134,062 in revenue from oil and gas sales as compared to $135,666 for the twelve months ended November 30, 2004. There were no significant events that impacted the oil and gas sales for the year other than continuing price increases that offset a decrease in production.
     Joint venture contract fee revenue for the twelve months ended November 30, 2005 was $966,955 as compared to $861,206 for the year ending November 30, 2004. The $ 105,749 increase, 12.3%, is attributable to increased contract services provided during the current year.
     EXPENSES — Total expenses decreased $904,267, 36.5%, from $2,476,473 for the twelve months ended November 30, 2004 to $1,572,206 for the twelve months ended November 30, 2005.
     Lease operating expenses and taxes increased $32,420, 44.3% from $73,110 for the twelve months ended November 30, 2004 to $105,530 for the twelve months ended November 30, 2004. The increase is primarily the result of operating more wells in the current fiscal year.
     General and administrative expenses increased $84,763, 13.9%, from $611,598 for the twelve months ended November 30, 2004 to $696,361 for the twelve months ended November 30, 2005. The decrease is primarily due to consulting fees of $330,000 incurred in the fiscal year ended November 30, 2004 were not repeated in fiscal 2005. This decrease was offset by higher legal and accounting fees for the year ended November 30, 2005 as compared to the prior year.
     Loss on impairment of oil and gas properties decreased $555,958, 44.3%, from $1,252,498 for the twelve months ended November 30, 2004 to $696,540 for the twelve months ended November 30, 2005. The impairment charges for each year are not related. In the current year there was no additional impairment required on the properties impaired in the prior year. The impairment charge for the year ended November 30, 2005 relates to the properties acquired in this year. The impairment charge is calculated based on reserve reports obtained from an independent engineering firm.
     Depreciation, depletion and amortization decreased $4,474, 6.4%, from $74,500 for the twelve months ended November 30, 2004 to $69,976 for the twelve months ended November 30, 2005. The decrease is due to the decrease in the depletion base of properties as a result of impairment charges. Future charges to depreciation, depletion, and amortization may be substantially higher or lower as a result of increased production or changes in reserve prices and/or quantities.
     OTHER INCOME AND EXPENSE – This category decrease $15,711 for the twelve months ended November 30, 2005 as compared to the previous fiscal year. This decrease was due chiefly to a non- recurring interest expense incurred during fiscal year 2004.
     PROVISION FOR INCOME TAXES — No tax benefits were recorded for the twelve months ended November 30, 2004 and 2003 due to the losses the Company has experienced and a valuation allowance for 100% of the deferred tax assets.
TBX RESOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES
     As of November 30, 2005, we have total assets of $634,629 of which net oil and gas properties amount to $442,688 or 69.8% of the total assets. The Company’s accumulated losses through November 30, 2005 totaled $8,275706. At November 30, 2005, we have $128,452 in cash. The ratio of current assets to current liabilities is .5:1, we have no long-term debt liabilities other than the asset retirement obligation of $167,161. As of November 30, 2005, our shareholders equity was a positive $73,060.
     We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture fees and loans from affiliates. The Company’s cash provided by operations totaled $291,315 in the current fiscal year while the cash provided by operating activities totaled $259,075 for the twelve months ended November 30, 2004. This represents an increase of $32,240 in cash provided for operating activities. The Company’s capital investments totaled $17,334 and $282,641 for the twelve months ended November 30, 2005 and November 30, 2004, respectively.
     On November 30, 2005, our Company entered into an agreement by which we committed to purchase, by issuance of 800,000 shares of our common stock a 50% partnership interest in the proposed Six Wells Joint Venture, a Texas joint venture partnership. This purchase requires the approval of Earthwise Energy, Inc., and Energy Partners International, a Texas joint venture (“Energy Partners”), the initial members of the Six Wells Joint Venture. Energy Partners has agreed to contribute $6,000,000 to the Six Wells Joint Venture. As of the date of this report, this approval has not occurred. The Six Wells Joint Venture is being created for the purpose of drilling six hydrocarbon wells in the geographic area known as the Barnett Shale in Texas. Gulftex Operating, Inc., will act as the joint venture manager for the Six Wells Joint Venture and is owned by Tim Burroughs, president of TBX.
     We plan to provide more contract services to Gulftex during fiscal year 2006. As a contractor to the managing venturer of these programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Management estimates that our current wells may generate net revenues of approximately $30,000 per month; however, there can be no assurance that such level of production will continue now or in the future and current flow and reserve data may prove to be unreliable.
     We expect that the principal source of funds in the near future will be from joint venture management fees and oil and gas revenues and developing our oil and gas properties including the Six Wells Joint Venture. Based on the aforementioned plans management expects to generate positive earnings and cash flow from operations in the coming year. However, there can be no assurance that such plans will materialize. In addition, actual results may vary from management’s plans and the amount may be material.
     We may also pursue raising capital through public or private placement offerings and/or additional joint venture drilling programs. Any such additional purchases will be done on an “as needed” basis and will only be done in those instances in which we believe such additional expenditures will increase our profitability. Our ability to acquire additional properties or equipment is strictly contingent upon our ability to locate adequate financing to pay for these additional properties or equipment. There can be no assurance that we will be able to obtain the opportunity to buy properties or equipment that are suitable for our investment or that we may be able to obtain financing to pay for the costs of these additional properties or equipment at terms that are acceptable to us. Additionally, if economic conditions justify the same, we may hire additional employees although we do not currently have any definite plans to make additional hires.
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

ITEM 7. FINANCIAL STATEMENTS.
TBX RESOURCES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
TBX Resources, Inc.
We have audited the accompanying consolidated balance sheet of TBX Resources, Inc., and Subsidiaries (the “Company”), as of November 30, 2005 and the related consolidated statements of operations, change in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TBX Resources, Inc. and Subsidiaries as of November 30, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 4, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has current liabilities in excess of current assets at November 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KBA Group LLP
KBA Group LLP
Dallas, Texas
February 28, 2006

JAMES G. SOMMA, CPA
1000 E. Ash Lane, Suite 2001
Euless, Texas 76039
The Board of Directors and Stockholders
TBX Resources, Inc.
Dallas, Texas
REPORT OF INDEPENDENT REGISTERED ACCOUNTANT FIRM
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
February 28, 2006
/s/ James G. Somma, CPA

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2005

ASSETS
Current Assets
Cash	$128,452
Trade accounts receivable — due from affiliates	49,486

Total current assets	177,938

Property and equipment, net	7,792
Oil and gas properties (successful efforts method), net	442,688
Other	6,211

Total Assets	$634,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$37,131
Accrued compensation	125,000
Advances from affiliates	59,760
Accounts payable to affiliate	27,216
Accrued expenses	31,300

Total current liabilities	280,407

Long-term Liabilities
Asset retirement obligations	167,161

Non-controlling interest in consolidated subsidiary	114,000

Commitment and Contingencies

Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 3,802,525 shares issued and outstanding	38,025
Additional paid-in capital	9,906,189
Accumulated deficit	(9,871,153)

Total stockholders’ equity	73,061

Total Liabilities and Stockholders’ Equity	$634,629

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	Nov. 30, 2005	Nov. 30, 2004

Revenues:
Oil and gas sales	$134,062	$135,666
Joint venture contract fees (related party)	984,010	861,206

Total revenues	1,118,072	996,872

Expenses:
Lease operating and taxes (including $9,600 for 2005 and 2004 to related party)	105,530	73,110
General and administrative	696,361	1,076,415
Loss on impairment of oil and gas properties	696,540	1,252,498
Depreciation, depletion and amortization	69,976	74,450

Total expenses	1,568,407	2,476,473

Operating Loss	(450,335)	(1,479,601)
Other Income (Expense):
Interest and other	(3,350)	(22,017)

Net Loss Before Provision for Income Taxes	(453,685)	(1,501,618)
Provision for income taxes	—	—

Net Loss	$(453,685)	$(1,501,618)

Net Loss Per Common Share, Basic and Diluted	$(0.13)	$(0.48)

Weighted average common shares used in calculations:
Basic and diluted	3,453,915	3,077,254

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Accum-	Total
	Common Stock		Paid-In	ulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance November 30, 2003	3,077,254	$30,773	$8,835,849	$(7,915,850)	$950,772
Exercise of stock options	250,000	2,500	122,500	—	125,000
Net loss	—	—	—	(1,501,618)	(1,501,618)

Balance November 30, 2004	3,327,254	33,273	8,958,349	(9,417,468)	(425,846)
Issuance of common stock for interests in joint ventures	475,271	4,753	947,840		952,592
Net loss	—	—	—	(453,685)	(453,685)

Balance November 30, 2005	3,802,525	$38,025	$9,906,189	$(9,871,153)	$73,061

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC. AND SUBSIDERIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	Nov. 30, 2005	Nov. 30, 2004

Cash Flows From Operating Activities:
Net loss	$(453,685)	$(1,501,618)
Adjustments to reconcile net loss to net cash flow from operating activities:
Loss on impairment of oil and gas properties	696,540	1,252,498
Depreciation, depletion and amortization	69,976	74,450
Non-cash consulting services	—	96,544
Issuance of stock for debt and services	—	125,500
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables — due from affiliate	(39,093)	(2,491)

Other	—	204,509
Increase (decrease) in:
Accounts payable	(3,452)	47,594
Accounts payable to affiliates	(96,780)	(18,198)
Taxes payable	0	(2,667)
Accrued compensation	125,000
Accrued expenses	(7,191)	30,908
Deferred income	—	(47,954)

Net cash provided by (used) for operating activities	291,315	259,075

Cash Flows From Investing Activities:
Cash acquired in purchase of joint venture interests	22,702	—
Purchase of property & equipment	(5,604)	—
Purchase of oil and gas properties	(34,432)	(282,641)

	(17,334)	(282,641)

Cash Flows From Financing Activities:
Payments to minority interest holders	(100,000)	(93,000)
Advances from (to) affiliates	(54,372)	117,971

	(154,372)	24,971

Net Increase (Decrease) In Cash	119,609	1,405
Cash at beginning of period	8,843	7,438

Cash at end of period	$128,452	$8,843

Non Cash Investing Activities
Purchase of joint venture interests through issuance of common stock	$952,592	$—

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS ACTIVITIES:
TBX Resources, Inc., a Texas Corporation (“TBX” or the “Company”), was organized on March 24, 1995. The Company’s principal historical business activity has been acquiring and developing oil and gas properties. However, during fiscal year 2004, the Company began providing contract services to an affiliate, Gulftex Operating, Inc. The Company’s philosophy is to locate properties with the opportunity of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored and/or managed joint venture development partnerships for the purpose of developing oil and gas properties for profit.
The Company owns all or a portion of 18 wells located in East Texas and has an interest in 2 wells in Wise County, Texas. Of the 18 wells located in East Texas, 5 wells have been designated as water supply wells. In addition, 10 wells are currently producing oil. The remaining 3 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. The 2 wells in Wise County, Texas are currently producing. Also, the Company has an interest in 4 proven wells in Oklahoma.
The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Revenue Recognition
The majority of the Company’s revenue is derived from contract services provided to Gulftex Operating, Inc., a company in which Mr. Burroughs is the sole shareholder. Under this arrangement, the Company provides lease and project generation services and administrative assistance to Gulftex for a fixed fee, with the revenue being recognized at the time the services are completed. Progress payments received are deferred until such time as the revenue is earned. For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.
Principles of Consolidation
The consolidated financial statements for the period ended November 30, 2005 and 2004 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.

Concentration of Credit Risk
A significant amount, 86%, of the Company’s revenue in fiscal year 2005 was recorded as a result of the contract services provided by the Company to Gulftex Operating, Inc. See Related Party footnote 5 for further discussion.
Property and Equipment
Property and equipment are stated at the Company’s cost and are depreciated on a straight-line basis over five to seven years. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized.
Property and equipment at November 30, 2005 consists of the following:

2005
Office furniture, equipment, and software	112,768

Accumulated depreciation and amortization	(104,976)

$7,792

Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed.
Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or abandonment loss is credited to or charged against operations. Both proved and unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment. Capitalized costs of producing oil and gas, properties, after considering estimated dismantlement and abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.
The Company provides for depreciation, depletion and amortization of its investment in producing oil and gas properties on the unit-of-production method, based upon independent reserve engineers’ estimates of recoverable oil and gas reserves from the property.
Oil and gas properties at November 30, 2005 consist of the following:

2005
Proved oil and gas properties	1,411,260
Accumulated depreciation, depletion and amortization	(968,572)

$442,688

Depletion, depreciation and amortization expense related to oil and gas properties and property and equipment was $69,976 and $74,449 for the years ended November 30, 2005 and 2004, respectively.
Long-lived Assets

In accordance with SFAS No., 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Asset Retirement Obligations
The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 amended SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS 19”) to require that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset.
The following table describes changes to the asset retirement liability during the year ended November 30, 2005.

ARO at December 1, 2004	$141,414
Accretion expense	19,448
Liabilities incurred	6,299
Liabilities settled	—
Changes in estimates	—

ARO at November 30, 2005	$167,161

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense is the tax payable for the year plus or minus the change during the period in deferred tax assets and liabilities
Reclassifications
Certain 2004 balances have been reclassified to conform with 2005 presentation.
Equity Instruments Issued for Goods and Services
All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include: estimates of proved reserves as key components of the Company’s depletion rate for oil properties; accruals of operating costs; and estimates of production revenues; and calculating asset retirement obligations. See Note 12 — Supplementary Oil and Gas Information — Unaudited for more information relating to estimates of proved reserves. Because there are numerous uncertainties inherent in the estimation process, actual results could differ materials from these estimates.
Recent Accounting Pronouncements
In December 2004 FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R) is now effective for annual, rather than interim, periods that begin for small pubic entities after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123(R).
In December 2004, FASB issued Statement No. 153, “Exchange of Nonmonetary Assets”. This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The Company does not expect the application of Statement No.153 to have a material impact on out financial statements.
In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Early adoption is permitted; however, the Company has elected not to adopt SFAS No. 154 in the current year.
3. ACQUISITION OF INTERESTS IN JOINT VENTURES:
During the year ended November 30, 2005, the Company purchased certain partnership interests in several joint ventures; the Johnson No. 1-H., Johnson No, 2-H and Hagansport #1 and #2 Unit Joint Ventures from third parties. In consideration for the interests received, the Company acquired partnership interests in the joint ventures of 57.55%, 58.66%, 32,89% and 66.67% respectively. The Company issued 475,271 common stock shares with a fair value of $952,592, as determined by the bid price of the Company’s stock at the date of the acquisition.
The Company has accounted for the purchases as a business combination. The purchase price was allocated as follows:

Oil and gas properties	$942,469
Net current assets	10,124

Total purchase price	$952,592

4. ACCUMULATED OPERATING LOSSES:
At November 30, 2005, the Company has accumulated losses of approximately $9.8 million. The Company’s ability to continue as a going concern is based on future plans The Company is attempting to raise additional equity funds and to provide fee based technical and management service for joint venture partnerships sponsored by an affiliated company. The ability of the Company to attain profitable operations is dependent on the Company continuing its fee-based services, operating in an environment of stable prices and increasing production over current levels. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business.
5. RELATED PARTY TRANSACTIONS:
a.	The operator of the East Texas oil and gas leases, Gulftex Operating, Inc. (Gulftex) is an affiliate of TBX Resources. Mr. Burroughs, a major stockholder and president of the Company, is the sole shareholder of Gulftex. TBX Resources paid Gulftex $9,600 in both 2005 and 2004 for activities associated with operating certain wells.

b.	The Company has a services arrangement with Gulftex. Under the arrangement, the Company provides lease and project generation services and administrative assistance to Gulftex for each joint venture on a venture-by-venture basis for a fee. The services are provided for a limited duration, typically three months. During the current fiscal year the Company earned approximately $984,010, representing 88% of total revenue. For the fiscal year ended November 30, 2004, the Company earned approximately $861,206, representing 86% of total revenue. This arrangement with Gulftex was not generated at arms-length. Fees received from Gulftex under this arrangement could differ significantly had the arrangement been entered into with an unaffiliated third party.

c.	Gulftex operates certain oil and gas properties on behalf of the Company. At November 30, 2005, the Company recorded trade accounts receivable in the amount of $49,486 related to oil and gas revenue receivable from wells operated by Gulftex. At November 30, 2005, the Company also had recorded $27,216 related to amounts owed to Gulftex related to wells operated by Gulftex on behalf of the Company.

d.	At November 30,2004, the Company owned Mr. Burroughs $126617 related to advances. During the year ended November 30, 2005, these advances were repaid to Mr. Burroughs in full. During the year ended November 30, 2005, the Company received net advances from Gulftex in the amount of $72,245.
6. COMMITMENTS AND CONTINGENCIES:
a.	On November 30, 2005, the Company entered into an agreement to purchase, by issuance of 800,000 shares of our common stock, a 50% partnership interest in the proposed Six Wells Joint Venture, a Texas joint venture partnership. This purchase requires the approval of Earthwise Energy, Inc., and Energy Partners International, a Texas joint venture (“Energy Partners”), the initial members of the Six Wells Joint Venture. Energy Partners has agreed to contribute $6,000,000 to the Six Wells Joint Venture. The Six Wells Joint Venture is being created for the purpose of drilling six hydrocarbon wells in the geographic area known as the Barnett Shale in Texas. Gulftex Operating, Inc., will act as the joint venture manager for the Six Wells Joint

Venture and is owned by Tim Burroughs, president of TBX. As of November 30, 2005, the approval of Energy Partners had not occurred. As a result, the transaction was not effective in the current year.

b.	The Company is obligated for $234,369 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through July 31, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,450. The lease payment for the current fiscal year is approximately $70,897. Following is a schedule of base lease payments by year:

Year	Amount
2006	$67,733
2007	67,733
2008	68,417
2009	65,509
2010	75,942
thereafter	18,986

$364,320

Rent expense for fiscal year 2005 and 2004 is $67,346 and $57,859, respectively.

c.	Gulftex Operating is the bonded operator for TBX Resources and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.
7. ACCRUED COMPENSATION:
The Company executed an amended employment agreement effective August 4, 2005 with our president, Mr. Tim Burroughs, having a term of three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. In addition, the Company agreed to grant Mr. Burroughs options in the future to acquire 50,000 shares of common stock per year for each of the next five years at an exercise price no greater than 50% of the closing price for the shares as of the date of the amendment. As a result, a contingent liability in the amount of $125,000 was recorded as of November 30, 2005, based upon the difference in the fair value of the Company’s common stock on November 30, 2005, and the anticipated exercise price of the options to be issued in the future.
8. OIL AND GAS PROPERTIES IMPAIRMENT LOSSES:
The Company recognized an impairment loss totaling $698,540 related to properties acquired in the year ended November 30, 2005. The impairment loss was determined by comparing the future undiscounted net cash flows to the Company’s net book value pursuant to FASB Statement No. 144.
9. NON-CONTROLING INTEREST IN CONSOLIDATED SUBSIDIARY
In September of 2002, the Company obtained an option to purchase oil and gas leases in the Barnett Shale play in the Fort Worth Basin.. In October of the same year, we formed the “Grasslands I, Limited Partnership” in which we are acting as the general partner. The Company has a 1% interest in the limited partnership which owns a 2% royalty interests in certain oil and gas wells. The Company consolidates the partnerships by virtue of its control as general partner. Revenues and expenses of the partnership were insignificant for the years ended November 30, 2005 and 2004.
10. STOCKHOLDERS’ EQUITY:
a.	The Company amended its articles of incorporation in September 2005, after receiving shareholder approval at the Company’s annual shareholder meeting on August 31, 2005, to affect a 1-for-10 reverse split of the Company’s common stock. The effective date of the split was September 29, 2005. All references to the number of shares and per share amounts have been adjusted to reflect the reverse split for all periods presented.

b.	Mr. Burroughs’ exercised his option to purchase 250,000 shares of the Company’s common stock under his previous employment agreement. The options were exercised on November 30, 2004 at a price of $0.15 per share for a total of $37,500. The exercise price was paid by reducing the Company’s note payable to Mr. Burroughs. In addition, the difference between the option price paid and the November 30, 2004 market price of $0.50 per share totaled $87,500, such amount being charged to compensation expense.
11. INCOME TAXES:
At November 30, 2005 and 2004, we have net operating loss carry forwards of approximately $7.7 million and $7.8 million, respectively, remaining for federal income tax purposes. Net operating loss carry forwards may be used in future years to offset taxable income.
The following is a reconciliation of statutory tax expense to our income tax provision:

	Years Ended November 30,
	2005	2004
Statutory rate	35%	35%
Change in valuation allowance	(35)%	(35)%

Tax provision	—%	—%

Deferred Income Taxes
Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	Years Ended November 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$2,677,738	$2,728,501
Oil and gas properties	257,356	60,641
Cash/accrual method differences	16,157	68,147
Accrued compensation	43,750	—

Total deferred tax assets	2,995,001	2,857,289
Valuation allowance	(2,995,001)	(2,857,289)

Total net deferred tax assets	$—	$—

The Company has elected to use the cash method for income tax reporting purposes.

12. SUPPLEMENTARY OIL AND GAS INFORMATION -UNAUDITED:
The following information concerning oil and gas operations has been provided pursuant to Statement of Financial Accounting Standards No. 69 “Disclosures About Oil and Gas Producing Activities”.

Net Capitalized Costs as of November 30, 2005	$442,688

Costs Incurred in Property Acquisition,
Exploration and Development Activities:
Property acquisition costs	$—
Exploration costs	—
Development costs in Fy 2005	34,432

Total	$34,432

Results of Operations for Producing Activities in 2005
Oil and gas sales	$134,062

Production costs	105,530
Depreciation, depletion and amortization	69,976
Impairment of oil and gas properties	696,540

737,984

Income tax benefit	—
Results of Operations Excluding Selling, General and Administrative and Joint Venture Activities	$737,984

Oil and Gas Reserve Quantities
An independent petroleum engineer determined estimated reserves and related valuations for the East Texas and Wise Count, Texas properties. Estimates of proved reserves are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development and other factors. Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are expected to be recovered through existing wells, equipment and operating methods. The Company has a minor interest in five producing wells in Oklahoma. The Company has varying interests in the wells and does not have access to sufficient data to prepare an engineering report. The Company believes that the reserve quantities would not materially affect the Company’s total estimated reserves and valuations at this time.
Following is a summary of the changes in estimated proved developed and undeveloped oil and gas reserves of the Company, which are located in East Texas, for the years ended November 30, 2005:

	Oil	Gas
	(BBL)	(MCF)
Proved reserves November 30, 2004	24,180	—
Revisions to previous estimates	12,019	—
Purchases	25,223	13,861
Production	(5,488)	(4,020)
Sales, transfers and retirements	—	—

Proved reserves November 30, 2005	55,934	9,841

Standardized Measure of Discounted Cash Flows Relating to Proved Oil and Gas Reserves
Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.
Future cash inflows and future production and development costs are determined by applying year-end prices for 2005 of $43.00/bbl and for 2004, $34.00/bbl and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.
Presented below is the standardized measure of discounted future net cash flows relating to proved oil reserves as of November 30, 2005.

2005
Future cash inflows	$1,672,461
Future production costs	(840,972)
Future development costs	—
Future income tax expense	(282,706)

Future net cash flows	548,783
10 % annual discount for estimated timing of cash flows	(394,770)

Standardized measure of discounted future net cash flows relating to proved reserves	$154,013

Following reconciles the change in the standardized measure of discounted future net cash flow:

As of November 30, 2004	100,066
Sales of oil and gas produced, net of production costs	(16,909)
Net changes in prices and production costs	250,350
Net change in future development costs	—
Purchases	289,398
Revisions to previous quantity estimates	53,622
Net change from sales, transfers and disposals of minerals in place	—
Accretion of discount	(302,401)
Net change in income taxes	(218,561)
Other	(1,552)

As of November 30, 2005	$154,013

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.
The Company has engaged KBA Group, LLP as its auditors and certifying accountants for the fiscal year ended November 30, 2005. There were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.
ITEM 8A. CONTROLS AND PROCEDURES.
Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, management has concluded that, as of November 30, 2005, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Currently, we are undertaking efforts in 2006 to establish a framework to improve internal controls over financial reporting. These efforts include adding one competent accounting personnel trained in reporting under generally accepted accounting principles (GAAP) and improving the interim and annual review and reconciliation process for certain key account balances.
ITEM 8B. OTHER INFORMATION.
NONE.

PART III
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

NAME	AGE	POSITION

Tim Burroughs	46	President and Director
Sherri Cecotti	41	Secretary/Treasurer
Jeffery Reynolds	47	Director
Sam Warren	63	Director
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
     In addition to serving as the President and Chief Financial Officer of our Company, Mr. Burroughs is also the President of Marketing Research Group, Inc. and American Eagle Services, Inc. These companies were all organized by Mr. Burroughs to participate in various opportunities in the oil and gas industry. However, since the organization of these companies, Mr. Burroughs has decided to not aggressively pursue through these companies the business he originally intended and has instead spent the majority of his professional time devoted to our business. In the future, Mr. Burroughs expects to spend little or no time on the business of these other companies. These two companies are currently inactive. Mr. Burroughs is also the sole shareholder of Gulftex Operating, Inc. oil and gas operating company that performs services on behalf of TBX and from which Mr. Burroughs benefits financially. See “Certain Relationships and Related Transactions.”
     SHERRI CECOTTI is the Secretary-Treasurer and recently joined our company in February 2002. Prior to joining our company Ms. Cecotti was employed by the Expo Design Center/Home Depot, from 1999 to 2002 as an assistant store manager in their central installation office. From 1992-1998 Ms. Cecotti was operations manager for Marshall Fields in Dallas, Texas.
     JEFFERY REYNOLDS In addition to serving as a Director of our Company Mr. Reynolds has been President of Broadway Operating Company in Lubbock, Texas since 1991, and has also been a partner with J. Reynolds and Associates, Ltd. since 1999. Mr. Reynolds is a member of the Million Dollar Round Table. Mr. Reynolds has experience in both the insurance and oil and gas business.
     SAM WARREN, In addition to serving as a Director of our Company Mr. Warren has been the owner and president of Drill Pipe Industries, Inc. for more than the past 5 years. Drill Pipe industries is the business of manufacturing, buying, and selling drill pipes for use in the oil and gas industry and also buys and sells other oilfield equipment.

ITEM 10. EXECUTIVE COMPENSATION
     The following table sets forth the compensation awarded to, earned by, or paid to the executive officers named:

Name and Position	Year	Annual Salary	Bonus
Tim Burroughs,	2005	$150,000	$-0-
President	2004	$150,000	$-0-

Sherri Cecotti,	2005	$52,300	$-0-
Secretary/Treasurer	2004	$48,000	$5,000
     The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000 and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. In addition, the Company granted Mr. Burroughs the right to purchase 50,000 shares of common stock per year for each of the next five years at a price no greater than 50% of the closing price for the shares as of the date of the amendment. As a result, a contingent liability in the amount of $125,000 was established as of November 30, 2005 to accrue compensation costs related to the issue of 50,000 shares of common stock.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS
     The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of February 20, 2005:

	NAME AND ADDRESS		PERCENT OF
TITLE OF CLASS	OF OWNER	AMOUNT OWNED	CLASS
Common Stock	Tim Burroughs(1)	376,592	9.90%
	3330 LBJ Freeway, Suite 1320
	Dallas, TX 75234

Common Stock	Tim Burroughs Family Tr (2)	470,00	12.40%
	3330 LBJ Freeway, Suite 1320
	Dallas, TX 75234

(1)	Effective December 1, 1999, we entered into an employment agreement with our President, Mr. Burroughs, whereby Mr. Burroughs shall receive stock options good for five years from the date of issuance to purchase up to 500,000 shares of our common stock each year at a price which shall not be greater than 50% of the average bid price for our common stock during the previous year. This right to purchase accumulates so that if Mr. Burroughs does not purchase the shares to which he is entitled from a year, that amount of shares that are not purchased is added to the previous number of shares that Mr. Burroughs may purchase. The result is that Mr. Burroughs shall have the right to acquire an additional 2,500,000 shares of our common stock over a five-year period. Mr. Burroughs currently owns 4,065,896 shares of our common stock after exercising his option to purchase 2,500,000 on November 30, 2004. Mr. Burroughs current contract is extended for an additional year or until a new contract can be executed in 2005.

(2)	The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Tim Burroughs, our President.

(3)	On November 30, 2005, entered into a Subscription Agreement whereby TBX Resources sold 800,000 shares of its common stock to the Six Wells Joint Venture. In return, TBX received a 50% partnership interest in the Six Wells Joint Venture. TBX believes this sale of equity securities is exempt from registration as the purchaser is an accredited investor pursuant to Section 4(6) of the Securities Act of 1934 as amended.
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
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBITS

NUMBER	EXHIBIT
31.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON 8-K

8-K Current Report, Items 4.01 and 9.01 filed on January 1, 2006
8-K Current Report, Items 1.01, 3.02 and 9.01 filed on December 5, 2005
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements on Form 10-KSB and the reviews of the financial reports included in our Quarterly Reports on Form 10-QSB for the years ended November 30, 2005 and 2004 amounted to $80,500 and $45,000, respectively.
Tax Fees
The aggregate fees billed by our auditors for professional services rendered for tax compliance, tax advice and tax planning for the years ended November 30, 2005 and 2004 amounted to $3,000 and $5,000 respectively. Such services consisted of U.S. federal, state and local tax planning, review of federal, state, local income, franchise, and other tax returns; tax advice and assistance regarding statutory, regulatory or administrative developments.

All Other Fees
No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended November 30, 2005 and 2004.
Board of Directors Pre-Approval Policies and Procedures
In December 2003, the Board of Directors adopted polices and procedures for pre-approving all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. Under the policy, our independent auditors are prohibited from performing certain non-audit services and are pre-approved to perform certain other non-audit and tax related services provided that the aggregate fees for such pre-approved non-audit and tax related services do not exceed a pre-set minimum. All audit services, audit-related services, tax services and other services provided by KBA Group, LLP and James G. Somma, CPA have been pre-approved by the Board of Directors.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2005.
TBX RESOURCES, INC.
DATE: March 31, 2006

SIGNATURE:	/s/ Tim Burroughs

TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 31st day of March 2006.

Signature	Capacity

/s/ Tim Burroughs	Director, President, Chief Executive Officer and Chief Financial Officer

Tim Burroughs

/s/ Jeffery Reynolds	Director

Jeffery Reynolds

/s/ Sam Warren	Director

Sam Warren