Form 10QSB
period 2006-02-28
TBX RESOURCES INC
filed 2006-05-02
CIK 1108645

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDING FEBRUARY 28, 2006

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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange)☐yes   ☐No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,807,417 on April 15, 2006.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

TBX Resources, Inc.

PART I- FINANCIAL INFORMATION
     Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2006
(unaudited)

ASSETS
Current Assets
Cash	$176,447
Trade accounts receivable	85,692

Total current assets	262,139

Property and equipment, net	4,444
Oil and gas properties (successful efforts method), net	463,063
Other	6,211

Total Assets	$735,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$45,416
Accrued compensation	360,000
Advances from affiliates	84,759
Accounts payable to affiliate	51,477
Accrued expenses	75,441
Asset retirement liability—current portion	45,259

Total current liabilities	662,352

Long-term Liabilities
Asset retirement obligation	119,399

Non-controlling interest in consolidated subsidiary	72,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock-$.01 par value; authorized 10,000,000; no shares outstanding	—
Common stock-$.01 par value; authorized 100,000,000 shares; 3,807,417 shares issued and outstanding	38,074
Additional paid-in capital	9,926,140
Accumulated deficit	(10,118,029)

Total stockholders’ equity	(153,815)

Total Liabilities and Stockholders’ Equity	$735,857

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	February 28, 2006	February 28, 2005
		Restated
Revenues:
Oil and gas sales	$75,230	$24,863
Joint venture contract fees (related party)	150,000	264,087

Total revenues	225,230	288,950

Expenses:
Lease operating and taxes (including $2,400 for 2006 and 2005 to related party	44,189	30,093
General and administrative	404,819	173,460
Depreciation, depletion, and amortization	18,198	16,205
Accretion of asset retirement obligation	4,900	4,862

Total expenses	472,106	224,620

Operating Income (Loss)	(246,876)	64,330
Other Income (Expense)
Interest and other	—	(1,821)

Net Income (Loss) Before Provision for Income Taxes	(246,876)	62,509
Provision for income taxes	—	—

Net Income (Loss)	$(246,876)	$62,509

Net Income (Loss) per common Share, Basic and Diluted	$(0.06)	$0.02

Weighted average common shares used in calculations:
Basic and diluted	3,803,695	3,327,254

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	February 28, 2006	February 28, 2005
		Restated
Cash Flows From Operating Activities:
Net income (loss)	$(246,876)	$62,509
Adjustments to reconcile net income (loss) to net cash flow form operating activities:
Depreciation, depletion and amortization	18,198	16,205
Stock based compensation	20,000	—
Accretion of asset retirement obligation	4,900	4,862
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	15,904	(7,333)
Increase (decrease) in:
Accounts payable	8,285	(121,115)
Accounts payable to affiliates	29,260	44,637
Accrued compensation	235,000	—
Accrued expenses	20,549	567

Net cash provided by operating activities	105,220	332

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(35,225)	—

Net cash used by investing activities	(35,225)	—

Cash Flows From Financing Activities:
Payments to minority interest holders	(42,000)	—
Advance from affiliate	20,000	—

Net cash used by financing activities	(22,000)	—

Net Increase In Cash	47,995	332
Cash at beginning of period	128,452	8,843

Cash at end of period	$176,447	$9,175

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
1.	BASIS OF PRESENTATION:
     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally Included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2005 (including the notes thereto) set forth in Form 10-KSB.
2.	BUSINESS ACTIVITIES:
     TBX Resources, Inc., a Texas Corporation, was organized on March 24, 1995. The Company’s principal business activity is acquiring and developing oil and gas properties. However, the Company also provides contract services to an affiliate, Gulftex Operating, Inc. The Company’s philosophy is to locate properties with the opportunity of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored and/or managed joint venture development partnerships for the purpose of developing oil and gas properties for profit.
     The Company owns all or a portion of 23 wells located in East Texas and has an interest in 2 wells in Wise County, Texas. Of the 23 wells located in East Texas, 5 wells have been designated as injection wells, 10 wells are currently producing oil, 5 wells are scheduled to be reworked and brought back into production this year, and the remaining 3 wells are shut-in. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. The 2 wells in Wise County, Texas are currently producing. Also, the Company has an interest in 4 producing and 2 inactive wells in Oklahoma.
     The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected.
3.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS:
     The Company has restated financial statements for the three months ended February 28, 2005. The restatement was made primarily to reduce compensation expense and to reduce depreciation and depletion as a result of impairment charges recorded in a previous period.
4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Revenue Recognition
A significant portion of the Company’s revenue is derived from contract services provided to Gulftex Operating, Inc., a company in which Mr. Burroughs is the sole shareholder. Under this arrangement, the Company provides lease and project generation services and administrative assistance to Gulftex for a fixed fee, with the revenue being recognized at the time the services are completed and the fees are collectible. Progress payments received are deferred until such time as the revenue is earned. For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.

Principles of Consolidation
     The consolidated financial statements for the three months ended February 28, 2006 and 2005 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P., a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments IN Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.
Asset Retirement Obligation
     The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 43 amended SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS 19”) to require that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset.
The following table describes changes to the asset retirement liability during the quarter ended February 28, 2006:

ARO at December 1, 2005	$167,161
Accretion expense	4,900
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	(7,403)

ARO at February 28, 2006	$164,658

Reclassifications
Certain 2005 balances have been reclassified to conform with 2006 presentation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include: estimates of proved reserves as key components of the Company’s depletion rate for oil properties; accruals of operating costs; estimates of production revenues; and calculating asset retirement. Because there are numerous uncertainties inherent in the estimation process, actual results could differ materially from these estimates.
Recent Accounting Pronouncements
In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”) which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R) is now effective for annual, rather than interim, periods that begin for small public entities after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123(R).

5.	RELATED PARTY TRANSACTIONS:
a.	The Company has a services contract with Gulftex Operating, Inc. (Gulftex) a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs project generation, administrative and drilling supervision services on a well-by-well basis for an agreed upon fee. During the three months ended February 28, 2006, the Company generated $150,000 in revenues from joint venture management fees as compared to $248,840 in revenues from joint venture management fees for the quarter ended February 28, 2005.

b.	During the three months ended February 28, 2006, the Company received a cash advance from Gulftex in the amount of $20,000.

c.	Gulftex is the operator of the East Texas oil and gas leases. Gulftex Operating, Inc. (Gulftex) is an affiliate of TBX Resources. TBX Resources paid Gulftex $2,400 for the quarters ended February 28, 2006 and 2005 for activities associated with operating certain wells.
6.	ACCRUED COMPENSATION:
The Company executed an amended employment agreement effective August 4, 2005 with our president, Mr. Tim Burroughs, having a term of three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. In addition, the Company agreed to grant Mr. Burroughs options in the future to acquire 50,000 shares of common stock per year for each of the next five years at an exercise price no greater than 50% of the closing price for the shares as of the date of the amendment. As a result, a contingent liability in the amount of $360,000 was recorded as of February 28, 2006, based upon the difference in the fair value of the Company’s common stock on February 28, 2006, and the anticipated exercise price of the options to be issued in the future.
7.	STOCK BASED COMPENSATION:
During the quarter ended February 28, 2006 the Company issued 5,000 shares of common stock to a consultant. The fair value of the stock of $20,000 was recorded as a component of general and administrative expenses.
8.	COMMITMENTS AND CONTINGENCIES:
On November 30, 2005, the Company entered into an agreement to purchase, by issuance of 800,000 shares of our common stock, a 50% partnership interest in the proposed Six Wells Joint Venture, a Texas joint venture partnership. This purchase requires the approval of Earthwise Energy, Inc., and Energy Partners International, a Texas joint venture (“Energy Partners”), the initial members of the Six Wells Joint Venture. Energy Partners has agreed to contribute $6,000,000 to the Six Wells Joint Venture. The Six Wells Joint Venture is being created for the purpose of drilling six hydrocarbon wells in the geographic area known as the Barnett Shale in Texas. Gulftex Operating, Inc., will act as the joint venture manager for the Six Wells Joint Venture and is owned by Tim Burroughs, president of TBX. As of February 28, 2006, the approval of Energy Partners had not occurred.
The Company is obligated for $347,384 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is form February 1, 2004 through July 31, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,450
Rent expense for the three months ended February 28, 2006 and 2005 was $16,727 and $12,700, respectively.

9.	SUBSEQUENT EVENTS:
In February 2006, the Company announced an agreement to purchase 540 acres in the Barnett Shale from Gulftex for approximately 175,000 shares of TBX common stock. This transaction has not been consummated as of the date of this filing.
In April, TBX entered into a letter of intent to acquire approximately 33 oil and gas leases in the Barnett Shale. The purchase is contingent upon the successful completion of due diligence and approval by the working interest owners.
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
DESCRIPTION OF PROPERTIES
     GENERAL: The following is information concerning production from our oil and gas wells, and our productive wells and acreage and undeveloped acreage. Our oil and gas properties are located within the northern part of the east Texas salt basin. The earliest exploration in this area dates back to the early 1920s and 1930s, when frontier oil producers were exploring areas adjacent to the famous “East Texas field” located near the town of Kilgore, Texas. We have leasehold rights in three oil and gas fields located in, Hopkins, Franklin, and Wood Counties, Texas. We also have several wells and acreage in Oklahoma.
     RESERVES REPORTED TO OTHER AGENCIES. We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.
     PROPERTIES. The following is a breakdown of our properties as of February 28, 2006:

Name of Field	Gross Producing Well Count	Net Producing Well Count
Mitchell Creek	1	.48
Talco	5	2
Quitman	3	2.4
Manziel	1	.8
Newark East	2	.7
Bridgeport	1	.25
Carmargo NW	2	.03
Harmon SE	1	.01

     The following information pertains to our properties as of February 28, 2006:

				PROVED
			PROVED	DEVELOPE
	PROVED	PROVED	DEVELOPED	D
	RESERVES:	RESERVES:	RESERVES:	RESERVES:
NAME OF	OIL	GAS	OIL	GAS
FIELD	(bbls)	(mcf)	(bbls)	(mcf)
Mitchell Creek	0	0	0	0
Talco	0	0	0	0
Quitman	17,908	0	17,908	0
Manziel	14,763	0	14,763	0
Newark East	21,680	12,317	21,680	12,317
Bridgeport	627	2,363	627	2,363
Carmargo NW	11,354	0	11,354	0
Harmon SE	4,971	19,001	4,971	19,001
PRODUCTIVE WELLS AND ACREAGE

		Net			Total Gross	Net
	Total Gross	Productive	Total Gross	Net Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
East Texas Region	10	6.04	0	0	1,172.2	887.54
Wise County	2	.37	2	.35	224	83
Anadarko Basin	4	.29	0	0	480	14
Notes:
1. Total Gross Oil Wells was calculated by subtracting 5 wells designated as injection wells, 5 wells currently being reworked, and 5 wells, which are either shut-in or inactive from the 31 wells, owned and/or operated by TBX Resources, Inc as of February 28, 2006.
2. Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 16 Gross Oil Wells and adding the resulting products.
3. Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds an Interest.
4. Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.
5. All acreage in which we hold a working interest as of February 28, 2006 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be classified as developed. Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise development potential.
ANADARKO BASIN- WESTERN OKLAHOMA
     No additional working interests were purchased in the current quarter. Four of the six wells we currently hold an interest in are producing gas. Although the wells are currently producing natural gas there can be no assurance that they will continue to do so. In addition to the above described wells we own working interests in two lease tracts; one located in Ellis County, Oklahoma with a gross acreage interest of 27.5% in 1,505 acres and the second located in Canadian County, Oklahoma, constituting a gross acreage interest of 20% in 240 acres. The leases were purchased for the sum of $83,700 and $19,200, respectively. The Company also has a 3% interest in 640 acres in Beckham County, Oklahoma.
OIL AND GAS PARTNERSHIP INTERESTS
     We did not acquire any additional partnership interests in the current quarter. We have a total of 56 partnership units in the Johnson No. 1-H., Johnson No, 2-H and Hagansport Unit Joint Ventures.
CRITICAL ACCOUNTING POLICIES
     A summary of significant accounting policies is included in Note 2 to the audited financial statements included on Form 10-KSB for the year ended November 30, 2005 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.
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
RESULTS OF OPERATIONS
For the quarter ended February 28, 2006 we had a net loss of $246,876 as compared to a profit of $62,509 for the same quarter last year. The components of these results are explained in the following revenue and expenses explanations.
Revenues—The components of our revenues for the quarters ended February 28, 2006 and 2005 were as follows:

			%
			Increase
	2006	2005	(Decrease)
Oil & Gas sales	$75,230	$24,863	202.58%
Joint Venture contract revenue	150,000	264,087	-43.20%

	$225,230	$288,950	-22.05%

     Our oil and gas sales increased chiefly due to the production from the Johnson 1, Johnson 2, and Hagansport Unit joint ventures. These were acquired in the third quarter so there was no comparable revenue last year. The revenue recorded this quarter related to these joint ventures was approximately $42,000. For the properties we owned last year, there was a significant increase in price for both oil and gas.

     Joint venture contract revenue is the revenue earned for services that are provided related to the identification of prospects and the formation of joint ventures. TBX has an agreement with Gulftex that states the fee for each joint venture. Revenue is recognized when the services have been provided, and the fees become collectible. In the first quarter of last year three joint ventures were either completed or in-progress as compared to two in the first quarter of this year. Of the two in progress in the first quarter of this year we had only recognized revenues related on one ($150,000), as the fees for the second had not been deemed collectible.
     Expenses—The components of our expenses for the quarter ended February 28, 2006 and 2005 were as follows:

			%
			Increase
	2006	2005	(Decrease)
Lease operating & taxes	$44,189	$30,093	46.84%
General & administrative	404,819	173,460	133.38%
D D & A	18,198	16,205	12.30%
Accretion	4,900	4,862	.78%

	$472,106	$224,620	110.18%

     Lease operating expenses as well as DD & A increased as a direct result of the acquisition of the interests in the Johnson 1, Johnson 2, and Hagansport Unit joint ventures. There are no comparable expenses in the prior year since we did not own any portion of these joint ventures in the first quarter of last year.
     General and administrative expenses for the three months ended February 28, 2006 includes $235,000 of compensation expense related to the employment agreement we have with our president, Tim Burroughs. Stock based compensation in the amount of $20,000 was also recorded in the current quarter related to the issuance of 5,000 shares of common stock.
LIQUIDITY AND CAPITAL RESOURCES
     The Company had a cash balance of $176,447 at February 28, 2006. Our current ratio at the end of the first quarter this year was .3:1, and we have no long-term debt other than our asset retirement obligation. As of February 28, 2006, our shareholders’ deficit was $117,894.
     We have funded operations from cash generated from joint venture service fees from Gulftex, oil and gas revenue and loans from affiliates. The Company expects to earn and receive $1,350,000 in the last three quarters of the current fiscal year from service fees from Gulftex related to nine future joint ventures. We believe this amount will be sufficient for us to meet our obligations as they become due. The Company’s operations generated approximately $105,000 in cash in the first quarter of the current year. In our 10-KSB for the year ended November 30, 2005 our auditors modified their report to include an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.
     PLAN OF OPERATION FOR THE FUTURE.
     We plan to provide more contract services to Gulftex during fiscal year 2006. As a contractor to the managing venturer of these programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Management estimates that our current wells may generate net revenues of approximately $14,000 per month; however, there can be no assurance that such level of production will continue now or in the future and current flow and reserve data may prove to be unreliable.

     We expect that the principal source of funds in the near future will be from oil and gas sales, and joint venture lease and project generation services and administrative assistance to Gulftex, and developing our oil and gas properties, including the Six Wells Joint Venture. Based on the aforementioned plans, management expects to generate positive earnings and cash flow from operations in fiscal 2006. However, there can be no assurance that such plans will materialize. In addition, actual results may vary from management’s plans and the amount may be material.
     We may pursue raising capital through public or private placement offerings, additional joint venture drilling programs or we may purchase new oil and gas properties or additional equipment to operate same. Any such additional purchases will be done on an “as needed” basis and will only be done in those instances in which we believe such additional expenditures will increase our profitability. Our ability to acquire additional properties or equipment is strictly contingent upon our ability to locate adequate financing to pay for these additional properties or equipment. There can be no assurance that we will be able to obtain the opportunity to buy properties or equipment that are suitable for our investment or that we may be able to obtain financing to pay for the costs of these additional properties or equipment at terms that are acceptable to us. Additionally, if economic conditions justify the same, we may hire additional employees.
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
Item 3. Controls and Procedures
Disclosure Controls and Procedures
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter covered by this quarterly report on Form 10-QSB. Based on this evaluation, management has concluded that, as of February 28, 2006 our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Internal Control Over Financial Reporting
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
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
     None.
Item 5. OTHER INFORMATION
     a. We entered into an extension of our employment agreement with our chief executive officer, Tim Burroughs. We amended Paragraph 2.3 Options of the existing employment contract to continue the grant of stock options good for five years, beginning with the 2005 year, at an option price no greater than 50% of the closing price for the shares as of the date of the amendment which was $0.14 per share.
     b. Our chief executive officer, Tim Burroughs was recently named in a cease and desist order from the state of Alabama (Administrative Order No. CD-2006-0007) along with a company owned by Mr. Burroughs, Gulftex Operating, Inc. The order alleges that Gulftex through Mr. Burroughs sold its unregistered non-exempt securities in the state of Alabama. Mr. Burroughs and Gulftex have answered the allegations by stating that they have not now nor have they ever offered any Gulftex securities to any one in any state.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
     Form 8-K including items 4.01 and 9.01 filed with the commission on 01/26/06.
EXHIBITS:
     10.1 Original employment agreement and amendment with our chief executive officer, Tim Burroughs.
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
TBX RESOURCES, INC.
DATE: May 2, 2006
SIGNATURE:      /s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER