Form 10KSB/A
period 2005-11-30
TBX RESOURCES INC
filed 2006-06-26
CIK 1108645

SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
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
Yes ☐ No ☑
The Issuer’s revenues for the most recent fiscal year were $1,170,182
The aggregate market value of the voting stock held by non-affiliates of the Issuer on February 21, 2006, was $12,095,215.
As of March 15, 2006, the Company had 3,802,525 issued and outstanding shares of common stock.
Documents Incorporated by Reference: None
Transitional Small Business Disclosure Format: Yes ☐ No ☑

Explanatory Note
We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ending November 30, 2005, to reflect certain revised and restated financial data. The November 30, 2005 financial statements are restated to more properly accrue certain oil and gas revenues receivable and related accrued expenses that had not been recorded as of the end of the year. In that regard, the follow material items have been restated in this Amendment:

Item	As Stated on 2005 10-KSB	As RESTATED 2005 10-KSB
Issuer’s revenues	$1,118,072	$1,170,182

Working capital deficit	$216,470	$66,548

Accumulative losses through November 30, 2005	$8,275,706	$9,835,232

Ratio of current assets to current liabilities	0.5:1	0.8:1

Shareholders’ equity as of November 30, 2005	$73,060	$108,982

Operating loss	$450,335	$414,414

Net lost per common share	0.13	0.12
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
As of November 30, 2005, we had total assets of $686,739 of which net oil and gas properties amounted to $442,688 or 64.5% of our total assets. At November 30, 2005, we had approximately $128,452 in cash and a working capital deficit of $66,548. Our accumulative losses through November 30, 2005, totaled $9,835,232. Our revenues for our fiscal year ended November 30, 2005 were $1,170,182 and our net loss for the same period was $417,764. Our ratio of current assets to current liabilities is 0.8:1; we have no long-term debt other than our asset retirement obligation of $167,161. As of November 30, 2005, our shareholders’ equity was a positive $108,982.
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
WELLS HELD BY THE COMPANY
As further described in the description of properties section, we own all or a portion of18 wells located in Hopkins, Franklin, and Wood Counties, Texas (East Texas) and have an interest in 2 wells in Wise County, Texas. Of the 18 wells located in East Texas, 5 wells have been designated as water supply wells. In addition, 10 wells are currently producing oil. The remaining 3 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. The 2 wells in Wise County, Texas are currently producing. During the next twelve months, we hope to be able to bring some of the wells that are currently shut-in on-line so that they will begin to produce oil. However, our ability to re-open these wells is dependent upon obtaining sufficient financing to pay the costs associated with re-opening these wells and operating the same once re-opened.
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
Our future success will depend on the success of our drilling programs. In addition to the numerous operating risks described in more detail below, these activities involve the risk that no commercially productive oil or gas reservoirs will be discovered. In addition, we are often uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including, but not limited to, the following:
-	unexpected drilling conditions;

-	pressure or irregularities in formations;

-	equipment failures or accidents;

-	adverse weather conditions;

-	inability to comply with governmental requirements; and

-	shortage or delays in the availability of drilling rigs and the delivery of equipment.
If we experience any of these problems, our ability to conduct operations could be adversely affected.
Factors beyond our control affect our ability to market oil and gas.
Our ability to market oil and gas from our wells depends upon numerous factors beyond our control. These factors include, but are not limited to, the following:
-	the level of domestic production and imports of oil and gas;

-	the proximity of gas production to gas pipelines;

-	the availability of pipeline capacity;

-	the demand for oil and gas by utilities and other end users;

-	the availability of alternate fuel sources;

-	the effect of inclement weather;

-	state and federal regulation of oil and gas marketing; and

-	federal regulation of gas sold or transported in interstate commerce.
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
-	the level of consumer demand for oil and natural gas;

-	the domestic and foreign supply of oil and natural gas;

-	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

-	the price of foreign oil and natural gas;

-	domestic governmental regulations and taxes;

-	the price and availability of alternative fuel sources;

-	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

-	market uncertainty;

-	political conditions in oil and natural gas producing regions, including the Middle East; and

-	worldwide economic conditions.
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
Natural gas prices have also experienced volatility during the last few years. During 1999, natural gas prices averaged approximately $2.35 per Mcf and, like crude oil, have generally trended upward since that time, although with significant fluctuations along the way. During 2004, NUMEX natural gas prices averaged $6.23 per MMBtu and in 2005, averaged $8.97 per MMBtu.
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
We operate in the highly competitive areas of oil and gas exploration, development and production. Factors that affect our ability to successfully compete in the marketplace include, but are not limited to, the following:
-	the availability of funds and information relating to a property;

-	the standards established by us for the minimum projected return on investment;

-	the availability of alternate fuel sources; and

-	the intermediate transportation of gas.
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
Operating hazards may adversely affect our ability to conduct business.
Our operations are subject to risks inherent in the oil and gas industry, including but not limited to the following:
-	blowouts;

-	cratering;

-	explosions;

-	uncontrollable flows of oil, gas or well fluids;

-	fires;

-	pollution; and

-	other environmental risks.
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
Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Without limiting the generality of the foregoing, these laws and regulations may:
-	require the acquisition of a permit before drilling commences;

-	restrict the types, quantities and concentration of various substances that can be released into the environment from drilling and production activities;

-	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas;

-	require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells; and

-	impose substantial liabilities for pollution resulting from our operations.
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
While estimates of our and gas reserves, and future net cash flows attributable to those reserves, were prepared by independent petroleum engineers, there are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of many factors, including but not limited to, the following:
-	the available data;

-	assumptions regarding future oil and gas prices;

-	expenditures for future development and exploitation activities; and

-	engineering and geological interpretation and judgment.
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
     PROPERTIES. The following is a breakdown of our properties:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
East Texas Field	0	0
Mitchell Creek & Talco Field	13	6.3
Manziel & Quitman Field	5	4
Johnson A1 1-H	1	0.3
Johnson A2 1-H	1	0.4
Bridgeport Field	1	0.25
Camargo NW Field	2	0.03
Harmon SE Field	1	0.01
     The following information pertains to our properties as of November 30, 2005(1):

				Proved
	Proved	Proved	Proved Developed	Developed
	Reserves:	Reserves:	Reserves:	Reserves:
Name of	Oil	Gas	Oil	Gas
Field or Well	(bbls)	(mcf)	(bbls)	(mcf)
East Texas Field	0	0	0	0
Mitchell Creek & Talco Field	0	0		0
Manziel & Quitman Field	32,681	0	32,681	0
Johnson A1 1-H	21,940	6,482	21,940	6,482
Johnson A2 1-H	1,313	3,359	1,313	3,359
Bridgeport Field	627	2,363	627	2,363
Camargo NW Field	11,354	0	11,354	0
Harmon SE Field	4,971	19,001	4,971	19,001

PRODUCTIVE WELLS AND ACREAGE

					Total
	Total	Net	Total	Net	Gross	Total Net
	Gross	Productive	Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
East Texas Region	18	18	0	0	1,172.2	887.54

Wise County	2	0.37	2	0.37	224	83

Anadarko Basin	4	4	0	0	480	14
Notes:
1.	Total Gross Oil Wells was calculated by subtracting 5 wells designated as Injection Wells from the 24 wells owned and/or operated by TBX Resources, Inc. as of November 30, 2005.
2.	Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 19 Gross Oil Wells and adding the resulting products.
3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds an interest.
4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.
5.	All acreage in which we hold a working interest as of November 30, 1999 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be accurately classified as developed.
Note:
1.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
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
Other

     The Company has a services agreement with Gulftex Operating, Inc., a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs lease and project generation services and provides, administrative assistance on a venture by venture basis for a fee. The Company earned approximately $984,010 in such fees, representing approximately 84% of total 2005 revenue. The Company earned approximately $861,206 in such fees representing 86% of total 2004 revenue.
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
RESULTS OF OPERATIONS
     The Company incurred a net loss of $417,764 for the fiscal year ended November 30, 2005 as compared to a net loss of $1,501,618 for fiscal year ended November 30, 2004. The decrease in our loss of $1,083,854 or 72.2%, is discussed below.
     REVENUE — Total revenue increased $173,310, 17.4%, from $996,872 for the twelve months ended November 30, 2004 to $1,170,182 for the twelve months ended November 30, 2005.
     During the twelve months ended November 30, 2005, the Company generated approximately $186,172 in revenue from oil and gas sales as compared to $135,666 for the twelve months ended November 30, 2004. There were no significant events that impacted the oil and gas sales for the year other than continuing price increases that offset a decrease in production.
     Joint venture contract fee revenue for the twelve months ended November 30, 2005 was $966,955 as compared to $861,206 for the year ending November 30, 2004. The $ 105,749 increase, 12.3%, is attributable to increased contract services provided during the current year.
     EXPENSES — Total expenses decreased $891,877, 36.0%, from $2,476,473 for the twelve months ended November 30, 2004 to $1,584,596 for the twelve months ended November 30, 2005.
     Lease operating expenses and taxes increased $48,609, 66.5% from $73,110 for the twelve months ended November 30, 2004 to $121,719 for the twelve months ended November 30, 2004. The increase is primarily the result of operating more wells in the current fiscal year.
     General and administrative expenses increased $84,763, 13.9%, from $1,076,415 for the twelve months ended November 30, 2004 to $696,361 for the twelve months ended November 30, 2005. The decrease of is primarily due to consulting fees of $330,000 incurred in the fiscal year ended November 30, 2004 were not repeated in fiscal 2005. This decrease was offset by higher legal and accounting fees for the year ended November 30, 2005 as compared to the prior year.
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

     OTHER INCOME AND EXPENSE — This category decrease $15,711 for the twelve months ended November 30, 2005 as compared to the previous fiscal year. This decrease was due chiefly to a non- recurring interest expense incurred during fiscal year 2004.
     PROVISION FOR INCOME TAXES — No tax benefits were recorded for the twelve months ended November 30, 2004 and 2003 due to the losses the Company has experienced and a valuation allowance for 100% of the deferred tax assets.
TBX RESOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES
     As of November 30, 2005, we have total assets of $686,739 of which net oil and gas properties amount to $442,688 or 64.5% of the total assets. The Company’s accumulated losses through November 30, 2005 totaled $9,835,232. At November 30, 2005, we have $128,452 in cash. The ratio of current assets to current liabilities is .8:1, we have no long-term debt liabilities other than the asset retirement obligation of $167,161. As of November 30, 2005, our shareholders equity was $108,982.
     We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture fees and loans from affiliates. The Company’s cash provided by operations totaled $291,315 in the current fiscal year while the cash used for operating activities totaled $284,046 for the twelve months ended November 30, 2004. This represents an increase of $7,269 in cash provided for operating activities. The Company’s capital investments totaled $17,334 and $282,641 for the twelve months ended November 30, 2005 and November 30, 2004, respectively.
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
     We plan to provide more contract services to Gulftex during fiscal year 2006. As a contractor to the managing venturer of these programs, we should receive sufficient fees to earn a profit on our work. We expect that fees from this activity will be our primary source of funds in the near future. Management estimates that our current wells may generate net revenues of approximately $22,000 per month; however, there can be no assurance that such level of production will continue now or in the future and current flow and reserve data may prove to be unreliable.
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

16

ITEM 7. FINANCIAL STATEMENTS.
TBX RESOURCES, INC. AND SUBSIDIARIES
INDEX TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Restated Consolidated Balance Sheet – November 30, 2005	F-4

Restated Consolidated Statements of Operations-
For The Years Ended November 30, 2005 and 2004	F-5

Restated Consolidated Statements of Cash Flows-
For The Years Ended November 30, 2005 and 2004	F-6

Restated Consolidated Statements of Stockholders’ Equity-
For The Years Ended November 30, 2005 and 2004	F-7

Notes to Restated Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
TBX Resources, Inc.
We have audited the accompanying restated consolidated balance sheet of TBX Resources, Inc., and Subsidiaries (the “Company”), as of November 30, 2005 and the related restated consolidated statements of operations, change in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As described in Note 4, the accompanying restated consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has current liabilities s in excess of current assets at November 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KBA Group LLP
KBA Group LLP
Dallas, Texas
Feburary 28, 2006

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
February 28, 2006
/s/ James G. Somma, CPA

TBX RESOURCES, INC. AND SUBSIDIARIES
RESTATED CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2005

RESTATED
ASSETS
Current Assets
Cash	$128,452
Trade accounts receivable	101,596

Total current assets	230,048

Property and equipment, net	7,792
Oil and gas properties (successful efforts method), net	442,688
Other	6,211

Total Assets	$686,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$53,320
Accrued compensation	125,000
Advances from affiliates	59,760
Accounts payable to affiliate	27,216
Accrued expenses	31,300

Total current liabilities	296,596

Long-term Liabilities
Asset retirement obligations	167,161

Non-controlling interest in consolidated subsidiary	114,000

Commitment and Contingencies

Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 3,802,525 shares issued and outstanding	38,025
Additional paid-in capital	9,906,189
Accumulated deficit	(9,835,232)

Total stockholders’ equity	108,982

Total Liabilities and Stockholders’ Equity	$686,739

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	Nov. 30, 2005	Nov. 30, 2004
	RESTATED
Revenues:
Oil and gas sales	$186,172	$135,666
Joint venture contract fees (related party)	984,010	861,206

Total revenues	1,170,182	996,872

Expenses:
Lease operating and taxes (including $9,600 for 2005 and 2004 to related party)	121,719	73,110
General and administrative	696,361	1,076,415
Loss on impairment of oil and gas properties	696,540	1,252,498
Depreciation, depletion and amortization	69,976	74,450

Total expenses	1,584,596	2,476,473

Operating Loss	(414,414)	(1,479,601)
Other Income (Expense):
Interest and other	(3,350)	(22,017)

Net Loss Before Provision for Income Taxes	(417,764)	(1,501,618)
Provision for income taxes	—	—

Net Loss	$(417,764)	$(1,501,618)

Net Loss Per Common Share, Basic and Diluted	$(0.12)	$(0.49)

Weighted average common shares used in calculations:
Basic and diluted	3,453,915	3,077,254

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Accum-	Total
	Common Stock		Paid-In	ulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance November 30, 2003	$3,077,254	$30,773	$8,835,849	$(7,915,850)	$950,772
Exercise of stock options	250,000	2,500	122,500	—	125,000
Net loss	—	—	—	(1,501,618)	(1,501,618)

Balance November 30, 2004	3,327,254	33,273	8,958,349	(9,417,468)	(425,846)
Issuance of common stock for interests in joint ventures	475,271	4,753	947,840		952,592
Net loss—RESTATED	—	—	—	(417,764)	(417,764)

Balance November 30, 2005—RESTATED	$3,802,525	$38,025	$9,906,189	$(9,835,232)	$108,982

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC. AND SUBSIDERIES
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	Nov. 30, 2005	Nov. 30, 2004
	RESTATED
Cash Flows From Operating Activities:
Net loss	$(417,764)	$(1,501,618)
Adjustments to reconcile net loss to net cash flow from operating activities:
Loss on impairment of oil and gas properties	696,540	1,252,498
Depreciation, depletion and amortization	69,976	74,450
Non-cash consulting services	—	96,544
Issuance of stock for debt and services	—	125,500
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(91,203)	(2,491)
Other	—	204,509
Increase (decrease) in:
Accounts payable	12,737	47,594
Accounts payable to affiliates	(96,780)	(18,198)
Taxes payable	0	(2,667)
Accrued compensation	125,000
Accrued expenses	(7,191)	30,908
Deferred income	—	(47,954)

Net cash provided by operating activities	291,315	259,075

Cash Flows From Investing Activities:
Cash acquired in purchase of joint venture interests	22,702	—
Purchase of property & equipment	(5,604)	—
Purchase of oil and gas properties	(34,432)	(282,641)

Net cash used in investing activities	(17,334)	(282,641)

Cash Flows From Financing Activities:
Payments to minority interest holders	(100,000)	(93,000)
Advances from affiliates	(54,372)	117,971

Net cash provided by (used) in financing activities	(154,372)	24,971

Net Increase (Decrease) In Cash	119,609	1,405
Cash at beginning of period	8,843	7,438

Cash at end of period	$128,452	$8,843

Non Cash Investing Activities
Purchase of joint venture interests through issuance of common stock	$952,592	$—

The accompanying notes are an integral part of these financial statements.

TBX RESOURCES, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
1. RESTATEMENT
The November 30, 2005 financial statements were restated to properly accrue certain oil and gas revenues receivable and related accrued expenses that had not been recorded as of the end of the year. The net impact is to decrease the net loss for the year by $35,921 and to reduce the loss per share by $.01.
2. BUSINESS ACTIVITIES:
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
The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Revenue Recognition
The majority of the Company’s revenue is derived from contract services provided to Gulftex Operating, Inc., a company in which Mr. Burroughs is the sole shareholder. Under this arrangement, the Company provides lease and project generation services and administrative assistance to Gulftex for a fixed fee, with the revenue being recognized at the time the services are completed. Progress payments received are deferred until such time as the revenue is earned For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.
Principles of Consolidation
The restated consolidated financial statements for the period ended November 30, 2005 and 2004 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income

Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.
Concentration of Credit Risk
A significant amount, 84%, of the Company’s revenue in fiscal year 2005 was recorded as a result of the contract services provided by the Company to Gulftex Operating, Inc. See Related Party footnote 5 for further discussion.
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

Property and equipment at November 30,, 2005 consists of the following:

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

4. ACQUISITION OF INTERESTS IN JOINT VENTURES:
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

5. ACCUMULATED OPERATING LOSSES:
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
6. RELATED PARTY TRANSACTIONS:
a.	The operator of the East Texas oil and gas leases, Gulftex Operating, Inc. (Gulftex) is an affiliate of TBX Resources. Mr. Burroughs, a major stockholder and president of the Company, is the sole shareholder of Gulftex. TBX Resources paid Gulftex $9,600 in both 2005 and 2004 for activities associated with operating certain wells.

b.	The Company has a services arrangement with Gulftex. Under the arrangement, the Company provides lease and project generation services and administrative assistance to Gulftex for each joint venture on a venture-by-venture basis for a fee. The services are provided for a limited duration, typically three months. During the current fiscal year the Company earned approximately $984,010, representing 84% of total revenue. For the fiscal year ended November 30, 2004, the Company earned approximately $861,206, representing 86% of total revenue. This arrangement with Gulftex was not generated at arms-length. Fees received from Gulftex under this arrangement could differ significantly had the arrangement been entered into with an unaffiliated third party.

c.	Gulftex operates certain oil and gas properties on behalf of the Company. At November 30, 2005, the Company had recorded $27,216 related to amounts owed to Gulftex related to wells operated by Gulftex on behalf of the Company.

d.	At November 30, 2004, the Company owed Mr. Burroughs $126,617 related to advances. During the year ended November 30, 2005, these advances were repaid to Mr. Burroughs in full. During the year ended November 30, 2005, the Company received net advances from Gulftex in the amount of $72,245.

7. COMMITMENTS AND CONTINGENCIES:
a.	On November 30, 2005, the Company entered into an agreement to purchase, by issuance of 800,000 shares of our common stock, a 50% partnership interest in the proposed Six Wells Joint Venture, a Texas joint venture partnership. This purchase requires the approval of Earthwise Energy, Inc., and Energy Partners International, a Texas joint venture (“Energy Partners”), the initial members of the Six Wells Joint Venture. Energy Partners has agreed to contribute $6,000,000 to the Six Wells Joint Venture. The Six Wells Joint Venture is being created for the purpose of drilling six hydrocarbon wells in the geographic area known as the Barnett Shale in Texas. Gulftex Operating, Inc., will act as the joint venture manager for the Six Wells Joint Venture and is owned by Tim Burroughs, president of TBX. As of November 30, 2005, the approval of Energy Partners had not occurred. As a result, the transaction was not effective in the current year.

b.	The Company is obligated for $234,369 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through July 31, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,450. The lease payment for the current fiscal year is approximately $70,897. Following is a schedule of base lease payments by year:

Year	Amount
2006	$67,733
2007	67,733
2008	68,417
2009	65,509
2010	75,942
thereafter	18,986

$364,320

Rent expense for fiscal year 2005 and 2004 is $67,346 and $57,859, respectively.
c.	Gulftex Operating is the bonded operator for TBX Resources and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.
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

9. OIL AND GAS PROPERTIES IMPARIMENT LOSSES:
The Company recognized an impairment loss totaling $698,540 related to properties acquired in the year ended November 30, 2005. The impairment loss was determined by comparing the future undiscounted net cash flows to the Company’s net book value pursuant to FASB Statement No. 144.
10. NON-CONTROLING INTEREST IN CONSOLIDATED SUBSIDIARY
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
11. STOCKHOLDERS’ EQUITY:
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
12. INCOME TAXES:
At November 30, 2005 and 2004, we have net operating loss carryforwards of approximately $7.7 million and $7.8 million, respectively, remaining for federal income tax purposes. Net operating loss carryforwards may be used in future years to offset taxable income.
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
13. SUPPLEMENTARY OIL AND GAS INFORMATION -UNAUDITED:
The following information concerning oil and gas operations has been provided pursuant to Statement of Financial Accounting Standards No. 69.

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
Presented below is the standardized measure of discounted future net cash flows relating to proved oil reserves as of November 30, 2005.

2005
Future cash inflows	$1,672,461
Future production costs	(840,980)
Future development costs	—
Future income tax expense	(282,706)

Future net cash flows	548,775
10 % annual discount for estimated timing of cash flows	(394,770)

Standardized measure of discounted future net	$154,005

cash flows relating to proved reserves

Following reconciles the change in the standardized measure of discounted future net cash flow:

As of November 30, 2004	100,066
Sales of oil and gas produced, net of production costs	(16,909)
Net changes in prices and production costs	250,350
Net change in future development costs	—
Purchases	289,398
Revisions to previous quantity estimates	53,622
Net change from sales, transfers and disposals of minerals in place	—
Accretion of discount	(302,401)
Net change in income taxes	(218,561)
Other	(1,560)

As of November 30, 2005	$154,005

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
ITEM 8A. CONTROLS AND PROCEDURES.
Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, management has concluded that, as of November 30, 2005, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Currently, we are undertaking efforts in 2006 to establish a framework to improve internal controls over financial reporting. These efforts include adding one competent accounting personnel trained in reporting under generally accepted accounting principles (GAAP) and improving the interim and annual review and reconciliation process for certain key account balances. As part of this ongoing effort, we have improved our review and reconciliation process for recording revenues, related revenues receivable and expenses. This effort resulted in the restatement of our financial statements for the year ending November 30, 2005 prompting the filing of this amendment.
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

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23 day of June 2006.
TBX RESOURCES, INC.
DATE: June 23, 2006
SIGNATURE: /s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 23 day of June 2006.

Signature	Capacity

/s/ Tim Burroughs	Director, President, Chief Executive
Officer and Chief Financial Officer

Tim Burroughs