Form 10QSB
period 2006-05-31
TBX RESOURCES INC
filed 2006-07-20
CIK 1108645

UNITED STATES SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING May 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Issuer’s telephone number: (972) 243-2610
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
     Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,807,417 on July 1, 2006.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
May 31, 2006 (Unaudited)

ASSETS

Current Assets
Cash	$180,221
Oil and gas revenue receivable	27,932

Total current assets	208,153

Property and equipment, net	1,097
Oil and gas properties (successful efforts method), net	447,020
Other	6,211

Total Assets	$662,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$77,250
Accrued compensation	460,000
Advances from affiliates	84,759
Accounts payable to affiliate	30,548
Asset retirement liability—current portion	106,273

Total current liabilities	758,830

Long-term Liabilities
Asset retirement obligation	63,285

Minority interest	72,000
Commitments and Contingencies (Note 8)
Stockholders’ Deficit
Preferred stock-$.01 par value; authorized 10,000,000; no shares outstanding	—
Common stock-$.01 par value; authorized 100,000,000 shares; 3,807,417 shares issued and outstanding	38,075
Additional paid-in capital	9,926,139
Accumulated deficit	(10,195,848)

Total stockholders’ deficit	(231,634)

Total Liabilities and Stockholders’ Deficit	$662,481

The accompanying notes are an integral part of these condensed consolidated financial statements

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
		(Restated)		(Restated)

Revenues:
Oil and gas sales	$23,296	$22,403	$98,526	$47,266
Joint venture contract fees (related party)	322,000	217,243	472,000	481,330

Total revenues	345,296	239,646	570,526	528,596

Expenses:
Lease operating expense and production taxes	61,687	22,010	105,876	52,103
General and administrative	372,982	153,632	777,801	327,092
Depreciation, depletion, and amortization	19,467	15,709	37,665	36,777
Accretion of asset retirement obligation	4,900	—	9,800	—

Total expenses	459,036	191,351	931,142	415,972

Operating Income (Loss)	(113,740)	48,295	(360,616)	112,624
Other Income (Expense)
Interest and other -	—	(1,777)	—	(3,598)

Net Income (Loss)	$(113,740)	$46,518	(360,616)	$109,026

Net Income (Loss) per common Share, Basic and Diluted	$(0.03)	$0.01	$(0.09)	$0.03

Weighted average common shares used in calculations:
Basic and diluted	3,807,417	3,327,254	3,806,097	3,327,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31, 2006	May 31, 2005
		(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(360,616)	109,026
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation, depletion and amortization	37,665	27,052
Accretion of asset retirement obligation	9,800	9,724

Changes in operating assets and liabilities:
Decrease (increase) in:
Trade/affiliate receivables	73,664	(59,332)

Increase (decrease) in:
Accounts payable and accrued expenses	(7,370)	103,384
Accounts payable to affiliates	3,332	25,439
Accrued compensation	335,000	—
Other	(5,674)	20,200

Net cash provided by (used in) operating activities	85,801	28,725

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(37,031)	—

Net cash used in investing activities	(37,031)	—

Cash Flows From Financing Activities:
Payments to minority interest holders	(42,000)	(40,000)
Advance from affiliate	24,999	3,799
Issuance of Common Stock for Services	20,000	—

Net cash provided by (used in) financing activities	(2,999)	(36,201)

Net Increase In Cash	51,769	(7,476)
Cash at beginning of period	128,452	8,843

Cash at end of period	$180,221	$1,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Unaudited)
1.	BASIS OF PRESENTATION:
          The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2005 (including the notes thereto) set forth in Form 10-KSB.
Principles of Consolidation
          The consolidated financial statements for the three and six months ended May 31, 2006 and 2005 include the accounts of TBX Resources, Inc. and the Grasslands I, L.P., a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments in Certain Partnerships And Other Ventures.” All significant intercompany balances and transactions have been eliminated.
2.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS:
          The Company has restated financial statements as of and for the three and six months ended May 31, 2005. The restatement was made primarily to reduce compensation expense and to reduce depreciation and depletion as a result of impairment charges recorded in a previous period.
          The impact of such restatement to the financial statements at May 31, 2005, is:

	As of May 31, 2005
Condensed Consolidated Balance Sheet	As Originally Presented	As Restated
Total current assets	$178,278	$71,092
Total assets	$637,217	$275,181
Total current liabilities	$332,220	$243,749
Total liabilities	$332,220	$596,887

Accumulated deficit	$8,686,625	$9,313,328
Total stockholders’ equity (deficit)	$304,997	$321,706

	For Three Months Ended		For Six Months Ended
	May 31, 2005		May 31, 2005
	As Originally		As Originally
	Presented	As Restated	Presented	As Restated
Condensed Consolidated Statement of Operations

Total revenue	$224,399	$239,646	$498,102	$528,596
Total expenses	$197,490	$191,351	$433,324	$415,972
Operating income	$26,909	$48,295	$64,778	$112,624
Net income	$25,132	$46,518	$61,180	$109,026

Net income per common share
Basic and Diluted	$0.01	$0.01	$0.02	$0.03

Condensed Consolidated Statement of Cash Flows

Net cash provided by operating activities			$61,180	$28,725
Net cash used by investing activities			—	—
Net cash used by financing activities			$(5,615)	$(36,201)
Reclassifications
          Certain 2005 balances have been reclassified to conform with the 2006 presentation with no impact on net income.
3.	BUSINESS ACTIVITIES:
          TBX Resources, Inc. (“the Company” or “TBX”), a Texas Corporation, was organized on March 24, 1995. The Company’s principal business activity is acquiring and developing oil and gas properties. However, the Company also provides contract services to an affiliate, Gulftex Operating, Inc. (“Gulftex”). The Company’s philosophy is to locate properties with the opportunity of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored and/or managed joint venture development partnerships for the purpose of developing oil and gas properties for profit.
          The Company owns wells located in East Texas and has an interest in wells in Wise County, Texas. Also, the Company has an interest in wells in Oklahoma.
          The financial statements of the Company have been prepared assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
          The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected.
4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition
               Joint Venture Contract Fees. A significant portion of the Company’s revenue is derived from contract services provided to Gulftex, a company in which Chief Executive Officer, Mr. Burroughs is the sole shareholder. Under this arrangement, the Company provides lease and project generation services and administrative assistance to Gulftex for a fixed fee, with the revenue being recognized at the time the services are completed and the fees are collectible. Progress payments received are deferred until such time as the revenue is earned.
               Oil & Gas Sales. The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances. Material imbalances are reflected as adjustments to reported gas reserves and future cash flows. There were no material gas imbalances as of May 31, 2006 and 2005.
Asset Retirement Obligation
          The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 43 requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset.
          The following table describes changes to the asset retirement liability during the six months ended May 31, 2006:

Balance, November 30, 2005	$167,161
Accretion Expense	9,800
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	(7,403)

Balance, May 31, 2006	$169,558

Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include: estimates of proved reserves as key components of the Company’s depletion rate for oil and gas properties; accruals of operating costs; estimates of production revenues; and calculating asset retirement obligations. Because there are numerous uncertainties inherent in the estimation process, actual results could differ materially from these estimates.
Recent Accounting Pronouncements
          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”) which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R) will be effective for annual reporting periods that begin after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123(R).
5.	RELATED PARTY TRANSACTIONS:
          The Company has a services contract with Gulftex, a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performs project generation, administrative and drilling supervision services on a well-by-well basis for an agreed upon fee. During the six months ended May 31, 2006, the Company generated $472,000 in revenues from joint venture management fees as compared to $481,330 in revenues from joint venture management fees for the six months ended May 31, 2005. During the three months ended May 31, 2006, the Company generated $322,000 in revenues from joint venture management fees as compared to $217,243 in revenues from joint venture management fees for the three months ended May 31, 2005.
          During the six months ended May 31, 2006, the Company received cash advances from affiliates of $25,000.
          Gulftex is the operator of the Company’s East Texas oil and gas leases. Gulftex is an affiliate of TBX Resources. TBX Resources paid Gulftex $4,800 for the six months ended May 31, 2006 and 2005 for activities associated with operating certain wells. TBX Resources paid Gulftex $2,400 for the three months ended May 31, 2006 and 2005 for activities associated with operating certain wells.
          The Company rents a total of 4,105 square feet of office space of which 292 square feet is used gratis by Gulftex.
6.	ACCRUED COMPENSATION:
          The Company executed an amended employment agreement effective August 4, 2005 with our President and Chief Executive Officer, Mr. Tim Burroughs, having a term of three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. In addition, the Company agreed to issue Mr. Burroughs options in the future to acquire 50,000 shares of common stock per year beginning December 1, 2004 for five years at an exercise price no greater than 50% of the closing price for the shares as of the date of the amendment. As a result, a contingent liability in the amount of $195,000 was recorded as of May 31, 2006, based upon the difference in the fair value of the Company’s common stock on May 31, 2006, and the exercise price of the options to be issued in the future.
          The Company executed an employment agreement effective April 1, 2006 with our Vice President of Investor Relations, Bernard O’Donnell, having a term of one (1) year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. In addition, the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter for a period of up to three (3) years at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. As a result, a contingent liability in the amount of $265,000 was recorded as of May 31, 2006 based upon the fair value of the Company’s common stock on May 31, 2006.
7.	STOCKHOLDERS’ EQUITY:
          During the six months ended May 31, 2006 the Company issued 5,000 shares of common stock to a consultant. The fair value of the stock of $20,000 was recorded as a component of general and administrative expenses.
8.	COMMITMENTS AND CONTINGENCIES:
          On November 30, 2005, the Company entered into an agreement to purchase, by issuance of 800,000 shares of our common stock, a 50% partnership interest in the proposed Six Wells Joint Venture, a Texas joint venture partnership. This purchase requires the approval of Earthwise Energy, Inc., and Energy Partners International, a Texas joint venture (“Energy Partners”), the initial members of the Six Wells Joint Venture. Energy Partners has agreed to contribute $6,000,000 to the Six Wells Joint Venture. The Six Wells Joint Venture is being created for the purpose of drilling six hydrocarbon wells in the geographic area known as the Barnett Shale in Texas. Gulftex will act as the joint venture manager for the Six Wells Joint Venture. As of May 31, 2006, the approval of Energy Partners had not occurred.
          Rent expense for the six months ended May 31, 2006 and 2005 was $17,610 and $17,006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
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
               PROPERTIES: The following is a breakdown of our properties as of May 31, 2006:

Name of Field	Gross Producing Well Count	Net Producing Well Count
Mitchell Creek	1	.48
Talco	5	2.0
Quitman	3	2.4
Manziel	1	.8
Newark East	2	.7
Bridgeport	1	.25
Carmargo NW	2	.03
Harmon SE	1	.01

     The following information pertains to our properties as of May 31, 2006 (in thousands):

			PROVED	PROVED
	PROVED	PROVED	DEVELOPED	DEVELOPED
	RESERVES:	RESERVES:	RESERVES:	RESERVES:
	OIL	GAS	OIL	GAS
NAME OF FIELD	(bbls)	(mcf)	(bbls)	(mcf)
Mitchell Creek	0	0	0	0
Talco	.332	0	.332	0
Quitman	9.946	0	9.946	0
Manziel	11.120	0	11.120	0
Newark East	5.330	30.347	5.330	30.347
Bridgeport	627	2,363	627	2,363
Carmargo NW	1.658	0	1.658	0
Harmon SE	.047	1.292	.047	1.292
     PRODUCTIVE WELLS AND ACREAGE

		Net			Total Gross	Net
	Total Gross	Productive	Total Gross	Net Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
East Texas Region	10	6.04	0	0	1,172.2	887.54
Wise County	2	.37	2	.35	224	83
Anadarko Basin	4	.29	0	0	480	14
     Notes:
1. Total Gross Oil Wells was calculated by subtracting 5 wells designated as injection wells, 5 wells currently being reworked, and 5 wells, which are either shut-in or inactive from the 31 wells, owned and/or operated by TBX Resources, Inc as of May 31, 2006.
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
5. All acreage in which we hold a working interest as of May 31, 2006 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be classified as developed. Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise development potential.

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
     RESULTS OF OPERATIONS
     For the second quarter ended May 31, 2006 we incurred a net loss of $113,740 as compared to a profit of $61,180 for the same quarter last year. For six months ending May 31, 2006 we incurred a net loss of $360,016 as compared to profit of $45,517 for the same period last year.
     Revenues — The components of our revenues for both three and six months ended May 31, 2006 and 2005 were as follows:

	Three months ended		% increase	Six months ended		% increase
	May 31, 2006	May 31, 2005	(decrease)	May 31, 2006	May 31, 2005	(decrease)

		(restated)			(restated)
Oil & Gas Sales	$23,296	$22,403	3.99%	$98,526	$47,266	108.45%
Joint Venture Contract Revenue	322,000	217,243	48.22%	472,000	481,330	-1.94%

	$345,296	$239,646	44.09%	$570,526	$528,596	7.93%

     Our oil and gas sales increased chiefly due to the production from the Johnson 1, Johnson 2, and Hagansport Unit joint ventures. These were acquired in the third quarter so there was no comparable revenue last year. The revenue recorded this quarter related to these joint ventures was approximately $45,000. For the properties we owned last year, there was a significant increase in price for both oil and gas. For the six months ended May 31, 2006, the Company’s share of gas production was 4,062 mcf as compared to 1,552 for the same period ended May 31, 2005. The average price per mcf for natural gas for the six month period ending May 31, 2006 was $6.24 compared to $4.94 per mcf for the same period ending May 31, 2005. The Company’s share of oil production for the period ended May 31, 2006 was 442 bbls compared to 1,419 bbls for the same period ended May 31, 2005. The average price received per bbl by TBX during the first six months ended May 31, 2006 was $52.45 as compared to $39.84 for the same period ended May 31, 2005. For the three months ended May 31, 2006, TBX’s share of oil production was 3516615 at an average price of 49.53 bbl as compared to 7176615 at an average price of $44.21 bbl for the same period ended May 31, 2005. TBX’s share of gas production, for the three months ended May 31, 2006, was 1439 mcf at an average price of $5.17 mcf as compared to 491 mcf at an average price of $5.49 mcf for the same period ended May 31, 2005.
     Joint venture contract revenue is the revenue earned for services that are provided related to the identification of prospects and the formation of joint ventures. TBX has an agreement with Gulftex that states the fee of $150,000 for each joint venture. Revenue is recognized when the services have been provided, and the fees become collectible. In the second quarter of last year two joint ventures were either completed or in-progress as compared to two in the second quarter of this year. Of the two in progress in the second quarter of this year we recognized revenues related to both ($300,000), as the fees were collected.
     Expenses—The components of our expenses for both three and six months ended May 31, 2006 and 2005 were as follows:

			%			%
	Three months ended		Increase	Six months ended		Increase
	May 31, 2006	May 31, 2005	(Decrease)	May 31, 2006	May 31, 2005	(Decrease)
		RESTATED			RESTATED

Lease operating & taxes	$61,687	$22,010	180.27%	$105,876	$52,103	103.21%
General & administrative	372,982	153,632	142.78%	777,801	327,092	137.79%
D D & A	19,467	15,709	23.93%	37,665	37,667	(0.01)%
Accretion	4,900	0	100.00%	9,800	—	100.00%

	$459,036	$191,351	139.89%	$931,142	$416,862	123.37%

     Lease operating expenses as well as DD & A increased as a direct result of the acquisition of the interests in the Johnson 1, Johnson 2, and Hagansport Unit joint ventures. There are no comparable expenses in the prior year since we did not own any portion of these joint ventures in the first and second quarter of last year and had no other producing wells. During the first six months of operations ending 05/31/2006, TBX paid Gulftex $88,074 for lease operating expenses and an additional $4,800 for contract operating. For six months ended 05/31/2005, TBX paid Gulftex Operating $97,928 for lease operating expenses and an additional $4,800 for contract operating. For the three months ended May 31, 2006, TBX paid Gulftex Operating $56,550 for lease operating expenses and $2,400 for contract operating. For the same period ended May 31, 2005 TBX paid Gulftex $35,745 for lease operating expenses and $2,400 for contract operating.
     General and administrative expenses for the three months ended May 31, 2006 includes $165,000 of compensation expense related to the employment agreement we have with our president, Tim Burroughs. The compensation expense differs from the same period in 2005 due to the price of TBX stock and the timing of the options being issued. For the six months ended May 31, 2006 our general and administrative expense include a total of $335,000 of compensation expense including salary and options for our president Tim Burroughs and the vice president Dick O’Donnell.
     LIQUIDITY AND CAPITAL RESOURCES
     The Company had a cash balance of $180,221 at May 31, 2006. Our current ratio at the end of the second quarter this year was .27:1, and we have no long-term debt other than our asset retirement obligation. As of May 31, 2006, our shareholders’ deficit was $231,634.
     We have funded operations from cash generated from joint venture service fees from Gulftex, oil and gas revenue and loans from affiliates. The Company expects to earn and receive $900,000 in the last two quarters of the current fiscal year from service fees from Gulftex related to six future joint ventures. We believe this amount will be sufficient for us to meet our obligations as they become due. The Company’s operations generated approximately $85,801 in cash for the six months ended May 31, 2006. In our 10-KSB for the year ended November 30, 2005 our auditors modified their report to include an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

     PLAN OF OPERATION FOR THE FUTURE
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
ITEM 3. CONTROLS AND PROCEDURES
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-QSB. Based on this evaluation and communications from Hein & Associates LLP to our Board of Directors, management has concluded that, as of May 31, 2006 our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms due to material weaknesses relating to lack of segregation of duties, inadequate review of sensitive calculations and the failure to establish review procedures to direct errors in the financial statements.
Hein & Associates LLP advised the Board of Directors that each of these internal control deficiencies constitutes material weaknesses as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Due to these material weaknesses, the Company, in preparing its financial statements for the period ended March 31, 2005, performed additional disclosure procedures relating to these items to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.
     Subsequent to the current reporting period ending May 31, 2006, we have undertaken efforts to establish a framework to improve internal controls over financial reporting. These efforts included the successful hiring of accounting personnel trained in reporting under generally accepted accounting principles (GAAP), improving recognition of oil and gas impairments, quarterly recognition of certain contract income and improving the interim and annual review and reconciliation process for certain key account balances.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 2. CHANGES IN SECURITIES
     The Company executed an employment agreement effective April 1, 2006 with our Vice President of Investor Relations, Bernard O’Donnell, having a term of one (1) year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. In addition, the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter for a period of up to three (3) years at an exercise price equal to the ending bid price of the last market day prior to the date of the option award.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
     None.
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) EXHIBITS:
     10.1 Employment Agreement with Vice President O’Donnell.
     31.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) REPORTS ON FORM 8-K
     The Company filed a current report on Form 8-K dated June 30, 2006 that announced the Company has engaged Hein & Associates, LLP as its auditors and certifying accountants for the fiscal year ended November 30, 2006. The former certifying accountant was terminated effective close of business June 28, 2006.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.
TBX RESOURCES, INC.
DATE: July 20, 2006
SIGNATURE: /s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/
CHIEF FINANCIAL OFFICER