Form 10QSB
period 2006-08-31
TBX RESOURCES INC
filed 2006-10-27
CIK 1108645

UNITED STATES SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDING August 31, 2006

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
     Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,807,417 on October 1, 2006.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

TBX RESOURCES, INC.

2

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
August 31, 2006 (Unaudited)

ASSETS
Current Assets
Cash	$88,257
Oil and gas revenue receivable	38,996

Total current assets	127,253

Oil and gas properties (successful efforts method), net	491,342
Other	6,211

Total Assets	$624,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$261,090
Accrued compensation	490,000
Advances from affiliates	64,760
Accounts payable to affiliate	4,292
Asset retirement liability—current portion	106,273

Total current liabilities	926,415

Long-term Liabilities
Asset retirement obligation, net of current portion	68,184
Minority interest	72,000
Commitments and Contingencies (Note 8)
Stockholders’ Deficit
Preferred stock-$.01 par value; authorized 10,000,000; no shares outstanding	—
Common stock-$.01 par value; authorized 100,000,000 shares; 3,807,417 shares issued and outstanding	38,075
Additional paid-in capital	9,926,139
Accumulated deficit	(10,406,007)

Total stockholders’ deficit	(441,793)

Total Liabilities and Stockholders’ Deficit	$624,806

The accompanying notes are an integral part of these condensed consolidated financial statements

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
		(Restated)		(Restated)
Revenues:
Oil and gas sales	$83,798	$17,629	$228,705	$64,895
Joint venture contract fees (related party)	133,615	315,247	605,615	796,577

Total revenues	217,413	332,876	834,320	861,472

Expenses:
Lease operating expense and production taxes	64,647	24,431	262,537	76,534
General and administrative	291,769	241,789	1,069,570	568,882
Depreciation, depletion, amortization and accretion	25,523	32,507	72,988	69,283
Total expenses	381,939	298,727	1,405,095	714,699

Operating Income (Loss)	(164,526)	34,149	(570,775)	146,773
Other Income (Expense)
Interest and other	—	248	—	(3,350)

Net Income (Loss)	$(164,526)	$34,397	(570,775)	$143,423
Net Income (Loss) per Common Share, Basic and Diluted	$(0.04)	$0.01	$(0.15)	$0.04

Weighted average common shares used in calculations:
Basic and diluted	3,807,417	3,394,857	3,806,540	3,394,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	August 31, 2006	August 31, 2005
		(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(570,775)	$143,423
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation, depletion, amortization and accretion	72,988	69,283
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade/affiliate receivables	62,600	(117,487)
Increase (decrease) in:
Accounts payable and accrued expenses	176,470	(133,689)
Accounts payable to affiliates	(22,924)	(34,834)
Accrued compensation	365,000	120,000
Other	(7,404)	6,978

Net cash provided by operating activities	75,955	53,674

Cash Flows From Investing Activities:
Purchase of oil and gas properties and PP&E
Net cash used in investing activities	(99,150)	(398,017)

Cash Flows From Financing Activities:
Payments to minority interest holders	(42,000)	—
Advance from affiliate	5,000	—
Payments to affiliate, net of repayments	—	—
Issuance of common stock for services	20,000	396.611

Net cash provided by (used in) financing activities	(17,000)	396,611

Net Increase In Cash	(40,195)	52,268
Cash at beginning of period	128,452	8,843

Cash at end of period	$88,257	$61,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006
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
     Principles of Consolidation
     The consolidated financial statements for the three and nine months ended August 31, 2006 and 2005 include the accounts of TBX Resources, Inc., TBX Acquisition, Inc. and the Grasslands I, L.P., a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments in Certain Partnerships And Other Ventures.” All significant inter-company balances and transactions have been eliminated.
2. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS:
     The Company has restated financial statements as of and for the three and nine months ended August 31, 2005. The restatement was made primarily to reduce compensation expense and to reduce depreciation and depletion as a result of impairment charges recorded in a previous period.
     The impact of such restatement to the financial statements at August 31, 2005, is:

	As of August 31, 2005
	As Originally Presented	As Restated
Condensed Consolidated Balance Sheet
Total current assets	$1,235,120	$188,991
Total assets	$3,365,560	$762,007
Total current liabilities	$194,187	$368,283
Total liabilities	$194,187	$647,820
Accumulated deficit	$9,402,834	$9,274,045
Total stockholders’ equity (deficit)	$3,171,373	$114,188

	For Three Months Ended		For Nine Months Ended
	August 31, 2005		August 31, 2005
	As Originally		As Originally
	Presented	As Restated	Presented	As Restated
Condensed Consolidated Statement of Operations
Total revenue	$317,629	$332,876	$815,985	$861,472
Total expenses	$1,034,297	$298,486	$1,467,664	$714,699
Operating income	$(716,668)	$34,390	$(651,679)	$146,773
Net income	$(716,421)	$34,142	$(655,029)	$143,423
Net income per common share
Basic and Diluted	$(0.02)	$0.01	$(0.02)	$0.04
Condensed Consolidated Statement of Cash Flows
Net cash provided by operating activities			$179,903	$53,674
Net cash used in investing activities			—
Net cash (used in) provided by financing activities			$(132,733)	$52,268

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
     The financial statements of the Company have been prepared assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has negative working capital and net losses, as such, there is substantial doubt as to whether the company can continue as a going concern.
     The Company’s operations generated approximately $75,955 in cash for the nine months ended August 31, 2006. In our 10-KSB for the year ended November 30, 2005, our auditors modified their report to include an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.
     The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Revenue Recognition
          Joint Venture Contract Fees. A portion of the Company’s revenue has been derived from contract services provided to Gulftex, a company in which Chief Executive Officer, Mr. Burroughs is the sole shareholder. Under this arrangement, the Company provides lease and project generation services and administrative assistance to Gulftex for a fixed fee, with the revenue being recognized at the time the services are completed and the fees are collectible. Progress payments received are deferred until such time as the revenue is earned. This contract fee arrangement with Gulftex was terminated on August 31, 2006.
          Oil & Gas Sales. The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances. Material imbalances are reflected as adjustments to reported gas reserves and future cash flows. There were no material gas imbalances as of August 31, 2006 and 2005.
     Asset Retirement Obligation
     The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset.

The following table describes changes to the asset retirement liability during the nine months ended August 31, 2006:

Balance, November 30, 2005	$167,161
Accretion Expense	14,700
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	(7,403)

Balance, August 31, 2006	$174,458

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include: estimates of proved reserves as key components of the Company’s depletion rate for oil and gas properties; accruals of operating costs; accruals of compensation; estimates of production revenues; and calculating asset retirement obligations. Because there are numerous uncertainties inherent in the estimation process, actual results could differ materially from these estimates.
     Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”) which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005, the SEC issued a ruling that SFAS 123(R) will be effective for annual reporting periods that begin after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123(R).
5. RELATED PARTY TRANSACTIONS:
     The Company had a services contract with Gulftex, a company in which Mr. Burroughs is the sole shareholder. Under the agreement, the Company performed project generation, administrative and drilling supervision services on a well-by-well basis for an agreed upon fee. The Company generated $605,615 and $796,577 in revenues from joint venture contract fees for the nine months ended August 31, 2006 and 2005. The Company generated $133,615 and $315,247 in revenues from joint venture contract fees for the three months ended August 31, 2006 and 2005. This services agreement with Gulftex was terminated on August 31, 2006.
     The Company received cash advances from affiliates of $25,000 during the nine months ended August 31, 2006.
     Gulftex is the operator of the Company’s East Texas oil and gas leases. Gulftex is an affiliate of TBX Resources. TBX Resources paid Gulftex $7,200 for the nine months ended August 31, 2006 and 2005 for activities associated with operating certain wells. TBX Resources paid Gulftex $2,400 for the three months ended August 31, 2006 and 2005 for activities associated with operating certain wells. Additionally, the Company paid Gulftex $238,380 and $116,005 for lease operating expenses for nine months ending August 31, 2006 and 2005. The Company paid Gulftex $61,106 and $18,077 for lease operating expenses for three months ended August 31, 2006 and 2005.
     The Company rents a total of 4,105 square feet of office space of which 292 square feet is used gratis by Gulftex.
6. ACCRUED COMPENSATION:
     The Company executed an amended employment agreement effective August 4, 2005 with our President and Chief Executive Officer, Mr. Tim Burroughs, having a term of three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. In addition, the Company agreed to issue Mr. Burroughs an option in the future to acquire 50,000 shares of common stock per year beginning December 1, 2004 for five years at an exercise price no greater than 50% of the closing price for the shares as of the date of the amendment. As a result, a contingent liability in the amount of $210,000 is recorded as of August 31, 2006, based upon the difference in the fair value of the Company’s common stock on August 31, 2006, and the exercise price of the options which may be issued in the future. The amount is contingent as the obligation for the company to issue the option does not arise until Mr. Burroughs “calls” for the option to be issued.

     The Company executed an employment agreement effective April 1, 2006 with our Vice President of Investor Relations, Bernard O’Donnell, having a term of one (1) year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. In addition, the Company agreed to issue Mr. O’Donnell an option in the future to acquire 25,000 shares of common stock per quarter for a period of up to three (3) years at an exercise price of $0.15 per share. As a result, a contingent liability in the amount of $280,000 is recorded as of August 31, 2006 based upon the fair value of the Company’s common stock on August 31, 2006.

7. STOCKHOLDERS’ EQUITY:
     The Company issued 5,000 shares of common stock to a consultant during the nine months ended August 31, 2006, and none during the three months ended August 31, 2006. The fair value of the stock of $20,000 was recorded as a component of general and administrative expenses.
8. COMMITMENTS AND CONTINGENCIES:
     On November 30, 2005, the Company entered into an agreement to purchase, by issuance of 800,000 shares of our common stock, a 50% partnership interest in the proposed Six Wells Joint Venture, a Texas joint venture partnership. This purchase requires the approval of Earthwise Energy, Inc., and Energy Partners International, a Texas joint venture (“Energy Partners”), the initial members of the Six Wells Joint Venture. Energy Partners has agreed to contribute $6,000,000 to the Six Wells Joint Venture. The Six Wells Joint Venture is being created for the purpose of drilling six hydrocarbon wells in the geographic area known as the Barnett Shale in Texas. Gulftex will act as the joint venture manager for the Six Wells Joint Venture. As of August 31, 2006, the approval of Energy Partners had not occurred. On September 8, 2006, TBX Resources, Inc., entered into a merger agreement (the “Agreement”) with Earthwise Energy, Inc., a Nevada corporation, and TBX Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of TBX. Earthwise is an oil and gas company, located in Dallas, Texas, which has certain oil and gas lease assets and manages several oil and gas joint venture partnerships. Upon closing, Earthwise will merge with and into TBX Acquisition, Inc. Earthwise will be the surviving corporation and become a wholly owned subsidiary of TBX.

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
     DESCRIPTION OF PROPERTIES
          GENERAL: The following is information concerning our oil and gas wells, our productive wells and acreage and undeveloped acreage. Our oil and gas properties are located within the northern part of the east Texas salt basin. The earliest exploration in this area dates back to the early 1920s and 1930s, when frontier oil producers were exploring areas adjacent to the famous “East Texas field” located near the town of Kilgore, Texas. We have leasehold rights in three oil and gas fields located in Hopkins, Franklin, and Wood Counties, Texas. We also have several wells and acreage in Oklahoma.
          PROPERTIES: The following is a breakdown of our properties as of August 31, 2006:

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
     Notes:
1. Total Gross Oil Wells was calculated by subtracting 5 wells designated as injection wells, 5 wells currently being reworked, and 5 wells, which are either shut-in or inactive from the 31 wells, owned and/or operated by TBX Resources, Inc as of August 31, 2006.
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

5. All acreage in which we hold a working interest as of August 31, 2006 had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be classified as developed. Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise development potential.
     ANADARKO BASIN- WESTERN OKLAHOMA
     No additional working interests were purchased in the current quarter. Four of the six wells we currently hold an interest in are producing natural gas. Although the wells are currently producing natural gas there can be no assurance that they will continue to do so. In addition to the above described wells we own working interests in two lease tracts; one located in Ellis County, Oklahoma with a gross acreage interest of 27.5% in 1,505 acres and the second located in Canadian County, Oklahoma, constituting a gross acreage interest of 20% in 240 acres. The Company also has a 3% interest in 640 acres in Beckham County, Oklahoma.
     OIL AND GAS PARTNERSHIP INTERESTS
We did not acquire any additional partnership interests in the current quarter. We own a total of 56 partnership units in the Johnson No. 1-H., Johnson No, 2-H and Hagansport Unit Joint Ventures.
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
     RESULTS OF OPERATIONS
     For the third quarter ended August 31, 2006 we incurred a net loss of $164,526 as compared to a profit of $34,397 for the same quarter last year. For nine months ending August 31, 2006 we incurred a net loss of $570,775 as compared to profit of $170,424 for the same period last year.
     Revenues — The components of our revenues for both three and nine months ended August 31, 2006 and 2005 were as follows:

	Three months ended		% increase	Nine months ended		% increase
	August 31, 2006	August 31, 2005	(decrease)	August 31, 2006	August 31, 2005	(decrease)
		(restated)			(restated)
Oil & Gas Sales	$83,798	$17,629	375%	$228,705	$64,895	226%
Joint Venture Contract Revenue	133,615	315,247	(58)%	605,615	796,577	(24)%

	$217,413	$332,876	(35)%	$834,320	$861,472	(3)%

	Three months	ended	% increase	Nine months	ended	% increase
Volumes & Average Price	August 31, 2006	August 31, 2005	(decrease)	August 31, 2006	August 31, 2005	(decrease)
Natural Gas (mcf)	2,694	72.3	36%	6,756	479	1310%
Oil (bbl)	809	319	154%	1,251	1,329	(6)%
Average Price per mcf	$5.18	$5.89	(12)%	$5.77	$5.42	6%
Average Price per bbl	$57.40	$53.94	6%	$60.94	$46.89	30%
     Our oil and gas sales increased chiefly due to the production from the Johnson 1, Johnson 2, and Hagansport Unit joint ventures. These were acquired in the third quarter so there was no comparable revenue last year. The revenue recorded this quarter related to these joint ventures was approximately $32,076. For the properties we owned last year, there was a significant increase in price for both oil and gas.
     Joint venture contract revenue is the revenue earned for services that are provided related to the identification of prospects and the formation of joint ventures. TBX has an agreement with Gulftex that states the fee of $150,000 for each joint venture. Revenue is recognized when the services have been provided, and the fees become collectible. In the third quarter of 2005, two joint ventures were either completed or in-progress as compared to one in the third quarter of 2006. On August 1, 2006, the services agreement with Gulftex was terminated, effective August 31, 2006.
Expenses—The components of our expenses for both three and nine months ended August 31, 2006 and 2005 were as follows:

			%			%
	Three months ended		Increase	Nine months ended		Increase
	August 31, 2006	August 31, 2005	(Decrease)	August 31, 2006	August 31, 2005	(Decrease)
		RESTATED			RESTATED
Lease operating & taxes	$64,647	$24,431	164%	$262,537	$76,534	243%
General & administrative	291,769	241,789	21%	1,069,570	568,882	85%
D D & A	20,623	32,507	(-36)%	58,288	69,283	(-16)%
Accretion	4,900	0	100%	14,700	—	100%

	$381,939	$298,727	28%	$1,405,095	$714,699	84%

     Lease operating expenses as well as depletion increased as a direct result of the acquisition of the interests in the Johnson 1, Johnson 2, and Hagansport Unit joint ventures. There are no comparable expenses in the prior year since we did not own any portion of these joint ventures in the first and second quarter of last year. During the first nine months of operations ending 08/31/2006, TBX paid Gulftex $192,236 for lease operating expenses and an additional $7,200 for contract operating. For nine months ended 08/31/2005, TBX paid Gulftex Operating $116,005 for lease operating expenses and an additional $7,200 for contract operating. For the three months ended August 31, 2006, TBX paid Gulftex Operating $108,454 for lease operating expenses and $2,400 for contract operating. For the same period ended August 31, 2005 TBX paid Gulftex $18,077 for lease operating expenses and $2,400 for contract operating.
     General and administrative expenses for the three months ended August 31, 2006 includes $30,000 of compensation expense related to the employment agreement we have with our president, Tim Burroughs. The compensation expense differs from the same period in 2005 due to the price of TBX stock and the timing of the options being issued. For the nine months ended August 31, 2006 our general and administrative expense include a total of $365,000 of compensation expense and options for our president Tim Burroughs and the vice president Dick O’Donnell.
LIQUIDITY AND CAPITAL RESOURCES
     The Company had a cash balance of $88,257 as of August 31, 2006. Our current ratio at the end of the third quarter this year was .13:1, and we have no long-term debt other than our asset retirement obligation. As of August 31, 2006, our stockholders’ deficit was $441,793.

     The Company’s operations generated approximately $75,955 in cash for the nine months ended August 31, 2006. In our 10-KSB for the year ended November 30, 2005, our auditors modified their report to include an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.
     PLAN OF OPERATION FOR THE FUTURE
     Management estimates that our current wells may generate net revenues of approximately $30,000 per month; however, there can be no assurance that such level of production will continue now or in the future and current flow and reserve data may prove to be unreliable.
     We expect that the principal source of funds in the near future will be from oil and gas sales and developing our oil and gas properties. We intend to add through merger or acquisition additional oil and gas assets and producing properties in an attempt to increase our cash flow. Our pending merger with Earthwise Energy. Inc described below is an example of the merger candidates we are pursuing. There can be no assurance that our proposed merger with Earthwise will be completed or we will be able to locate other suitable candidates or acquire them at a reasonable price
We may pursue raising capital through public or private placement offerings, additional joint venture drilling programs or we may purchase new oil and gas properties or additional equipment to operate same. Any such additional purchases will be done on an “as needed” basis and will only be done in those instances in which we believe such additional expenditures will increase our profitability. Our ability to acquire additional properties or equipment is strictly contingent upon our ability to locate adequate financing to pay for these additional properties or equipment. There can be no assurance that we will be able to obtain the opportunity to buy properties or equipment that are suitable for our investment or that we may be able to obtain financing to pay for the costs of these additional properties or equipment at terms that are acceptable to us. Additionally, if economic conditions justify the same, we may hire additional employees. On September 8, 2006, we entered into a merger agreement (the “Agreement”) with Earthwise Energy, Inc., a Nevada corporation, and TBX Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of TBX. Earthwise is an oil and gas company, located in Dallas, Texas, which has certain oil and gas lease assets and manages several oil and gas joint venture partnerships. Upon closing, Earthwise will merge with and into TBX Acquisition, Inc. Earthwise will be the surviving corporation and become a wholly owned subsidiary of TBX. If all contingencies to closing are met, Earthwise stockholders will be receiving TBX common shares in return for all the issued and outstanding shares of Earthwise. Subject to certain adjustments, TBX anticipates issuing an approximate total of 4,062,018 common stock shares to the Earthwise stockholders.
ITEM 3. CONTROLS AND PROCEDURES
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-QSB. Based on this evaluation and communications from Hein & Associates LLP to our Board of Directors, management has concluded that, as of August 31, 2006 our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms due to material weaknesses relating to revenue recognition, lack of segregation of duties, inadequate review of sensitive calculations and the failure to establish review procedures to detect errors in the financial statements.
Hein & Associates LLP advised the Board of Directors that each of these internal control deficiencies constitutes material weaknesses as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Due to these material weaknesses, the Company, in preparing its financial statements for the period ended August 31, 2006, performed additional disclosure procedures relating to these items to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.
     Subsequent to the current reporting period ending August 31, 2006, we have undertaken efforts to establish a framework to improve internal controls over financial reporting. These efforts included our hiring of one accounting personnel trained in reporting under generally accepted accounting principles (GAAP), improving recognition of oil and gas impairments, quarterly recognition of certain contract income and improving the interim and annual review and reconciliation process for certain key account balances.

     As a result of our efforts, we have detected certain errors in our financial reports for second quarter of this fiscal year . The error was to understate revenues by approximately $33,000 with corresponding errors in the oil and gas revenue receivable. In the event, upon consultation with legal counsel and our auditors, the adjustment is deemed to be material we will restate and amend our second quarter financials within 21 days of this filing.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 2. CHANGES IN SECURITIES
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
     None.
Item 5. OTHER INFORMATION
          On September 8, 2006, TBX Resources, Inc., entered into a merger agreement (the “Agreement”) with Earthwise Energy, Inc., a Nevada corporation, and TBX Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of TBX. Earthwise is an oil and gas company, located in Dallas, Texas, which has certain oil and gas lease assets and manages several oil and gas joint venture partnerships. Upon closing, Earthwise will merge with and into TBX Acquisition, Inc. Earthwise will be the surviving corporation and become a wholly owned subsidiary of TBX. Earthwise stockholders will be receiving TBX common shares in return for all the issued and outstanding shares of Earthwise. Subject to certain adjustments, TBX anticipates issuing an approximate total of 4,062,018 common stock shares to the Earthwise stockholders.
          The Agreement also calls for employment agreements with Tim Burroughs, Steven Howard, David York, Sherri Cecotti, and Richard O’Donnell, who will be the main officers and employees of the combined companies, to be drafted and executed, subject to Board of Directors approval, at or shortly after the closing of the Agreement.
          The closing of the merger is contingent upon the occurrence of several events including:
1.	Satisfactory conclusion of due diligence.

2.	Registration of the TBX common shares to be used as merger consideration.

3.	Receipt of favorable fairness opinion by TBX that the transaction is fair to the TBX stockholders.

4.	Certain incoming stockholders execute lock up agreements for the TBX common stock they will receive as merger consideration.

5.	Approval of the merger by each of the parties stockholders.
During the previous quarter we announced the execution of a new employment agreement with an officer of TBX, Dick O’Donnell our vice president of operations. We have revised Mr. O’Donnell’s employment agreement to correct certain errors, with approval of our Board of Directors, and a copy of the new revision is attached hereto as Exhibit 10.1. The substantive change was to place back into the agreement an accidentally dropped paragraph regarding Mr. O’Donnell’s award of certain options. The provision provides: At the beginning of each calendar quarter of employment, for a period of three years, the Executive will be awarded an option to purchase 25,000 shares of TBX common stock at an exercise price of $0.15 on the date of the option award. The option exercise period for each option will be one year from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) EXHIBITS:
     10.1 Revised Employment Agreement with Dick O’Donnell, vice president of operations.
     31.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) REPORTS ON FORM 8-K
1.	Form 8-K/A Current report regarding items 4.01 and 9.01 filed with the commission on 08-04-2006.

2.	Form 8-K Current report regarding items 1.01 and 9.01 filed with the commission on 09-15-2006.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE: October 27, 2006

SIGNATURE:	/s/ Tim Burroughs

TIM BURROUGHS, PRESIDENT/
CHIEF FINANCIAL OFFICER