Form 10KSB
period 2006-11-30
TBX RESOURCES INC
filed 2007-05-25
CIK 1108645

SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2006
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
Yes ☑ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in 10-KSB or any amendment to this Form 10-KSB.                     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The Issuer’s revenues for the most recent fiscal year were $906,362.
On May 2, 2007, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,586,934. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on May 2, 2007, as reported on the Over-The-Counter Bulletin Board Market.
As of May 2, 2007, the company had 3,907,417 issued and outstanding shares of common stock.
Documents Incorporated by Reference: None
Transitional Small Business Disclosure Format:                     Yes ☐ No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS
TBX Resources, Inc., was incorporated in the state of Texas in March 1995. Currently, our primary focus is to acquire additional producing oil and gas leases and wells, acquire additional oil and gas prospect leases and to acquire an exploration company that can also act as an operator of our wells. In the past we have primarily acquired producing oil and gas properties with opportunities for future development and contracted well operations to contractors. Our new focus is a change in our business philosophy but one which we believe is better responsive to the oil and gas business opportunities available to us.
As of November 30, 2006, we had total assets of $301,207 of which net oil and gas properties amounted to $262,581 or 87.2% of our total assets. At November 30, 2006, we had $5,250 in cash and a working capital deficit of $365,412. Our cumulative losses through November 30, 2006, totaled $10,964,095. Our revenues for our fiscal year ended November 30, 2006 were $906,362 and our net loss for the same period was $1,128,863. Our ratio of current assets to current liabilities is 0.08:1; we have no long-term debt other than our asset retirement obligation of $186,761. As of November 30, 2006, our shareholders’ equity was a negative $355,381.
Our company has experienced operating losses over the past several years. However, with our change in focus, our management is projecting an increase in revenues from our new focus including potential new acquisitions, our planned participation in the drilling of new wells in the Barnett Shale formation in north central Texas and the reworking of our East Texas wells. Our management believes that, with the projected increases in production from the acquisition of new wells and the reworking of existing wells along with higher prices for our production our company’s financial position should improve for the fiscal year ending November 30, 2007. However, this improvement is dependent upon many factors, some of which are not within our control and there can be no assurance that our actual results will improve.
Our mission is to be a publicly traded, independent oil and gas exploration and production company which can take full advantage of opportunities resulting from the major oil companies’ lack of interest in domestic oil and gas properties. In particular, most major oil companies are currently more interested in devoting their exploration dollars toward the development of oil and gas fields that are either offshore and/or not located in the United States, primarily because of the assumption by the major oil companies that domestic oil and gas properties have been significantly depleted. In addition, due to the extent of the development of domestic oil and gas properties, it is more likely that a significant new discovery in the oil and gas industry would likely be conducted in those areas that have not been so heavily developed, generally being properties that are not contained within the United States. Because major oil companies are more interested in developing their offshore and overseas holdings, they often ignore on-shore opportunities and sell their domestic properties at prices that are attractive to independent oil companies who have significantly lower administrative costs than large oil companies. Due to our lower infrastructure costs, we believe that our costs of owning and operating domestic oil and gas properties are lower than those same costs as experienced by major oil companies.
On September 8, 2006, TBX Resources, Inc., entered into a merger agreement (the “Agreement”) with Earthwise Energy, Inc., a Nevada corporation, and TBX Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of TBX. A copy of the Agreement is attached as Exhibit 10.1. Earthwise is an oil and gas company, located in Dallas, Texas, which has certain oil and gas lease assets and manages several oil and gas joint venture partnerships. Upon closing, Earthwise will merge with and into TBX Acquisition, Inc. Earthwise will be the surviving corporation and become a wholly owned subsidiary of TBX. Earthwise stockholders will be receiving TBX common shares in return for all the issued and outstanding shares of Earthwise. Subject to certain adjustments, TBX anticipates issuing an approximate total of 4,062,018 common stock shares to the Earthwise stockholders.
The Agreement also calls for employment agreements with Tim Burroughs, Steven Howard, David York, Sherri Cecotti, and Richard O’Donnell, who will be the main officers and employees of the combined companies, to be drafted and executed, subject to Board of Directors approval, at or shortly after the closing of the Agreement.
The closing of the merger is contingent upon the occurrence of several events including:
1.	Satisfactory conclusion of due diligence.

2.	Registration of TBX common shares to be used as merger consideration.

3.	Receipt of favorable fairness opinion by TBX that the transaction is fair to the TBX stockholders.

4.	Certain incoming stockholders execute lock up agreements for the TBX common stock they will receive as merger consideration.
There can be no assurance that TBX will receive a favorable fairness opinion or, in the event that it does, that all the other contingencies to closing the proposed merger will occur.
JOINT VENTURE ACTIVITIES
On November 30, 2005, we entered into an agreement by which we committed to purchase, by issuance of 800,000 shares of our common stock, a 50% partnership interest in the proposed Six Wells Joint Venture, a Texas joint venture partnership. The purchase was contingent upon the approval of Earthwise Energy, Inc., and Energy Partners International, a Texas joint venture (“Energy Partners”) the initial members of the Six Wells Joint Venture. The approval did not occur in 2006 and the agreement, by its terms, expired.
During fiscal year 2004, we entered into a management contract with a company in which Mr. Burroughs is a 50% shareholder, Gulftex Operating, Inc. Under the terms of the agreement, the company provides project generation services and administrative assistance to Gulftex. The management services provided by TBX to Gulftex are on a venture by venture basis for a fixed fee. The services continued until August 31, 2006 when the agreement was mutually terminated.
WELLS HELD BY THE COMPANY
As further described in the description of properties section, we own all or a portion of 23 wells located in Hopkins, Franklin, and Wood Counties, Texas (East Texas). Of the 23 wells located in East Texas, 10 wells are currently producing oil, 5 wells have been designated as water supply wells and the remaining 8 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. During the next twelve months, we hope to be able to bring some of the wells that are currently shut-in on-line so that they will begin to produce hydrocarbons. However, our ability to re-open these wells is dependent upon obtaining sufficient financing to pay the costs associated with re-opening these wells and operating them once re-opened. We also have an interest in two producing oil wells in Wise County, Texas. In addition, we have a minor overriding interest in one producing gas well in Parker County, Texas and five producing gas wells in Denton County, Texas. Also, we have a minor interest in four wells in Ellis County, Oklahoma. All four of the wells are in production for oil and natural gas.
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
Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given world geopolitical conditions. Our cash flow from operations is highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow or have outstanding under or bank credit facility is subject to semi-annual redeterminations. Oil prices are likely to affect us more than natural gas prices because approximately 70% of our proved reserves are oil. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:
–	the level of consumer demand for oil and natural gas;

–	the domestic and foreign supply of oil and natural gas;

–	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

–	the price of foreign oil and natural gas;

–	domestic governmental regulations and taxes;

–	the price and availability of alternative fuel sources;

–	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

–	market uncertainty;

–	political conditions in oil and natural gas producing regions, including the Middle East; and

–	world wide economic conditions.
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

Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $1.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2006, NYMEX oil prices were high throughout the year, averaging over $66.00 per Bbl for 2006. While we attempt to obtain the best price for our crude in our marketing efforts, we cannot control these market price swings and are subject to the market volatility for this type of oil. These price differentials relative to NYMEX prices can have as much of an impact on our profitability as does the volatility in the NYMEX oil prices.
Natural gas prices have also experienced volatility during the last few years. During 1999, natural gas prices averaged approximately $2.35 per Mcf and, like crude oil, have generally trended upward since that time, although with significant fluctuations along the way. During 2005, NUMEX natural gas prices averaged $8.97 per MMBtu and in 2006, averaged $7.33 per MMBtu.
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
Risks Related to Our Common Stock
We may need additional capital
It is very likely our board of directors will determine in the future that we need to obtain additional capital through the issuance of additional shares of preferred stock, common stock, or other securities. Any such issuance will dilute the ownership interests of the current holders of the common stock.
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
OFFICES
We maintain our corporate offices at 3030 LBJ Freeway, Suite 1320, Dallas, Texas 75234, and pay monthly base rental of $5,644. Our lease runs from February 1, 2004 through July 31, 2011 at a cost of approximately $454,629. As of November 30, 2006 the company’s continuing obligation under the base lease is approximately $296,590.
ITEM 2. DESCRIPTION OF PROPERTY
GENERAL. Following is information concerning production from our oil and gas wells, productive well counts and both producing and undeveloped acreage. Our oil and gas properties are located within the northern part of the east Texas salt basin. The earliest exploration in this area dates back to the early 1920s and 1930s, when frontier oil producers were exploring areas adjacent to the famous “East Texas field” located near the town of Kilgore, Texas. We have leasehold rights in three oil and gas fields located in Hopkins, Franklin, and Wood Counties, Texas. During the previous year we acquired an interest in two Barnett Shale gas wells in Wise County, Texas. We also have a minor overriding interest in six Barnett Shale gas wells. We previously acquired several wells and acreages in Oklahoma that are described following the Texas properties below.
RESERVES REPORTED TO OTHER AGENCIES. We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.

PROPERTIES. The following is a breakdown of our properties:

	Oil	Gas
	(BBL)	(MCF)

Proved Reserves November 30, 2005	31,424	17,528
Revisions to previous estimates	(13,318)	57,587
Purchases	—	—
Production	(3,153)	(13,520)
Sales, transfers and retirements	—	—

Proved Reserves November 30, 2006	14,953	61,595

     The following information pertains to our properties as of November 30, 2006:

			Proved	Proved
	Proved	Proved	Developed	Developed
	Reserves:	Reserves:	Reserves:	Reserves:
Name of	Oil	Gas	Oil	Gas
Field or Well	(bbls)	(mcf)	(bbls)	(mcf)
Manziel Field	8,726	0	8,726	0
Quitman Field	1,515	0	1,515	0
Newark East	4,428	61,538	4,428	61,538
Bridgeport Field	0	0	0	0
Camargo NW Field	277	0	277	0
Harmon SE Field	7	57	7	57
PRODUCTIVE WELLS AND ACREAGE

			Total		Total
	Total	Net	Gross	Net	Gross	Total Net
	Gross Oil	Productive	Gas	Productive	Developed	Developed
Geographic Area	Wells	Oil Wells	Wells	Gas Wells	Acres	Acres

East Texas Region	10	6.04	—	—	1,172.20	1,166.34
Wise County	2	0.73	—	—	224	83
Parker and Denton Counties	—	—	6	.024	—	—
Anadarko Basin	4	0.29	—	—	480	14
Notes:
1.	Total Gross Oil Wells was calculated by subtracting 5 wells designated as Injection Wells and 8 shut-in wells from the 29 wells owned and/or operated by TBX Resources, Inc. as of November 30, 2006.
2.	Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 10 Gross Oil Wells and adding the resulting products.
3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds an interest.
4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.
5.	All acreage in which we hold a working interest as of November 30, 2006 have or had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be accurately classified as developed.
6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the security holders during fiscal year 2006.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Prices for our common stock are currently quoted in the over-the-counter Bulletin Board maintained by the NASD and our ticker symbol is TBXC.PK. Prices for our stock were approved for quotation on the over-the-counter on January 27, 2001. The following table shows the high and low bid information for our common stock for each quarter during which prices for our common stock have been quoted.

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2006	$4.20	$4.40
Quarter ending May 31, 2006	$2.60	$3.00
Quarter ending August 31, 2006	$2.10	$2.90
Quarter ending November 30, 2006	$3.50	$3.50

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2005	$2.80	$3.20
Quarter ending May 31, 2005	$1.40	$1.70
Quarter ending August 31, 2005	$2.50	$2.70
Quarter ending November 30, 2005	$3.10	$3.50
The above information was obtained from the NASD and reflects the post 10-1 reverse split which occurred during the fourth quarter of 2005 fiscal year. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 822 shareholders of record for our common stock as of April 30, 2007.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
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

RECENT DEVELOPMENTS
Going Concern and Liquidity Problems
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at November 30, 2006. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
Six Wells Joint Venture
On November 30, 2005, we entered into an agreement by which we committed to purchase, by issuance of 800,000 shares of our common stock, a 50% partnership interest in the Six Wells Joint Venture, a Texas Joint Venture Partnership. The purchase was contingent upon the approval of Earthwise Energy, Inc., and Energy Partners International, a Texas Joint Venture (“Energy Partners”), the initial members of the Six Wells Joint Venture. The approval did not occur in 2006 and the agreement, by its terms, expired.
Employment Agreements
The company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Burroughs for three years. Under the terms of the agreement, Mr. Burroughs was entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the company; for example, when the company completes a major acquisition, funding or financing. Mr. Burroughs has agreed with our Board of Directors to give up the 10% bonus provision. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative subject to Mr. Burroughs serving as an employee of the company for a three year period.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006.
The company executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Mr. O’Donnell, having a term of one (1) year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. In addition, we agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date.
Acquisition of Interests in Joint Ventures
During the previous fiscal year, the company purchased certain partnership interests in the Johnson No. A1 and Johnson No. A2 joint ventures from third parties and has consolidated the individual balance sheets and related income statements into the company’s consolidated financial statements as of November 30, 2006 and 2005 on a proportionate ownership basis. The company also purchased certain venture partnership interests in the Hagansport Unit I and II and has consolidated the individual balance sheets and related income statements into the company’s consolidated financial statements as of November 30, 2006 and 2005 on a proportionate ownership basis. We purchased the interests by issuing 475,271 common stock shares valued at $952,592.

Other
The company has a services agreement with Gulftex Operating, Inc., a company in which Mr. Burroughs is a 50% shareholder. Under the agreement, we perform lease and project generation services and provide administrative assistance on a venture by venture basis for a fee. The company earned $609,339 in such fees, representing approximately 67% of total 2006 revenue. The company earned $984,010 in such fees representing 84% of total 2005 revenue. The services agreement with Gulftex was terminated by mutual agreement on August 31, 2006.
Based on the data in reserve reports from an independent engineering firm, we recorded an impairment loss in the amount of $147,262 for the year ended November 30, 2006 and $696,540 in the year ended November 30, 2005.
RESULTS OF OPERATIONS
We incurred a net loss of $1,128,863 for the fiscal year ended November 30, 2006 as compared to a net loss of $417,764 for fiscal year ended November 30, 2005. The increase in our loss of $711,099 or 170.2% is discussed below.
REVENUE — Total revenue decreased $264,268, 22.5%, from $1,170,182 for the twelve months ended November 30, 2005 to $906,362 for the twelve months ended November 30, 2006.
During the twelve months ended November 30, 2006, we generated approximately $297,023 in revenue from oil and gas sales as compared to $186,172 for the twelve months ended November 30, 2005. The $110,851 increase, 59.5% is primarily attributable to the production from the Johnson 1 and 2 gas wells in Wise County, Texas. There were no significant events that impacted the oil and gas sales for the year other than continuing price increases.
Joint venture contract fee revenue for the twelve months ended November 30, 2006 was $609,339 as compared to $984,010 for the year ending November 30, 2005. The $374,671 decrease, 38.1%, is attributable to decreased contract services provided during the current year.
EXPENSES — Total expenses increased $446,831, 28.1%, from $1,584,596 for the twelve months ended November 30, 2005 to $2,035,225 for the twelve months ended November 30, 2006.
Lease operating expenses and taxes increased $227,886, 187.2% from $121,719 for the twelve months ended November 30, 2005 to $349,605 for the twelve months ended November 30, 2006. The increase is primarily the result of workover expenses for the East Texas properties and operating more wells in the current fiscal year.
General and administrative expenses increased $696,911, 100.0%, from $696,361 for the twelve months ended November 30, 2005 to $1,393,272 for the twelve months ended November 30, 2006. The increase is primarily due to higher legal, accounting and consulting fees of $363,857, higher stock based compensation expense of $394,500 offset by a decrease of $61,446 in other general and administrative expense categories.
Loss on impairment of oil and gas properties decreased $549,278, 78.9%, from $696,540 for the twelve months ended November 30, 2005 to $147,262 for the twelve months ended November 30, 2006. The impairment charges for each year are not related. In the current year there was no additional impairment required on the properties impaired in the prior year. The impairment charge for the year ended November 30, 2006 primarily relates to the East Texas properties. The impairment charge is calculated based on reserve reports obtained from an independent engineering firm.
Depreciation, depletion, amortization and accretion increased $75,110, 107.3%, from $69,976 for the twelve months ended November 30, 2005 to $145,086 for the twelve months ended November 30, 2006. The increase is primarily due to the addition of the Johnson No. 1 and 2 and Hagesport Unit that were purchased in June of 2005 and accretion expense. Future charges to depreciation, depletion, amortization and accretion may be substantially higher or lower as a result of increased production or changes in reserve prices and/or quantities and changes to asset retirement obligations.
OTHER INCOME AND EXPENSE – There were no items of other income and expense for the twelve months ended November 30, 2006. The $3,350 of other income and expense in 2005 was due chiefly to a non- recurring interest expense.

PROVISION FOR INCOME TAXES — No tax benefits were recorded for the twelve months ended November 30, 2006 and 2005 due to the losses we have experienced and a valuation allowance for 100% of the deferred tax assets.
TBX RESOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES
As of November 30, 2006, we have total assets of $301,207 of which net oil and gas properties amount to $262,581 or 87.2% of the total assets. Our accumulated losses through November 30, 2006 totaled $10,964,095. At November 30, 2006, we have $5,250 in cash. The ratio of current assets to current liabilities is .08:1; we have no long-term debt liabilities other than the asset retirement obligation of $186,761. As of November 30, 2006, our shareholders equity was negative $355,381.
We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture fees and loans from affiliates. Our cash used for operations totaled $186,354 in the current fiscal year while the cash provided by operations totaled $291,315 for the twelve months ended November 30, 2005. This represents a decrease of $477,669 in cash provided by operating activities. Our capital investments totaled $84,848 for the twelve months ended November 30, 2006.
Currently, our primary focus is to acquire additional producing oil and gas leases and wells, acquire additional oil and gas prospect leases and to acquire an exploration company that can also act as an operator of our wells. In the past we have primarily acquired producing oil and gas properties with opportunities for future development and contracted well operations to contractors. Our new focus is a change in our business philosophy but one which we believe is better responsive to the oil and gas business opportunities available to us.
We expect that the principal source of funds in the near future will be from oil and gas revenues and developing our oil and gas properties. Based on the aforementioned plans management expects to generate positive earnings and cash flow from operations in the coming year. However, there can be no assurance that such plans will materialize. In addition, actual results may vary from management’s plans and the amount may be material.
We may also pursue raising capital through public or private placement offerings and/or additional joint venture drilling programs or the securing of debt financing. Any such additional funding will be done on an “as needed” basis and will only be done in those instances in which we believe such additional expenditures will increase our profitability. Our ability to acquire additional properties or equipment is strictly contingent upon our ability to locate adequate financing or equity to pay for these additional properties or equipment. There can be no assurance that we will be able to obtain the opportunity to buy properties or equipment that are suitable for our investment or that we may be able to obtain financing or equity to pay for the costs of these additional properties or equipment at terms that are acceptable to us. Additionally, if economic conditions justify the same, we may hire additional employees although we do not currently have any definite plans to make additional hires.
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

ITEM 7. FINANCIAL STATEMENTS.
TBX RESOURCES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheet – November 30, 2006	F-4

Consolidated Statements of Operations-
For The Years Ended November 30, 2006 and 2005	F-5

Consolidated Statements of Cash Flows-
For The Years Ended November 30, 2006 and 2005	F-6

Consolidated Statements of Changes In Stockholders’ Deficit-
For The Years Ended November 30, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
TBX Resources, Inc.
We have audited the accompanying consolidated balance sheet of TBX Resources, Inc. and Subsidiaries (the “Company”), as of November 30, 2006 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TBX Resources, Inc. and Subsidiaries as of November 30, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 4, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has current liabilities in excess of current assets and has negative stockholders’ equity at November 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP
Dallas, Texas
May 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
TBX Resources, Inc.
We have audited the accompanying consolidated statements of operations, change in stockholders’ equity, and cash flows of TBX Resources, Inc. and Subsidiaries (the “Company”) for the year ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of TBX Resources, Inc. and Subsidiaries for the year ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ KBA Group LLP
KBA Group LLP
Dallas, Texas
Feburary 28, 2006

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2006

ASSETS
Current Assets
Cash	$5,250
Oil and gas revenue receivable	13,865
Inventory	13,300

Total current assets	32,415

Oil and gas properties (successful efforts), net	262,581
Other	6,211

Total Assets	$301,207

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade accounts payable	$100,328
Advances from affiliate	252,018
Deferred revenue	13,300
Accrued expenses	32,181

Total current liabilities	397,827

Long-term Liabilities
Asset retirement obligations	186,761

Non-controlling interest in consolidated subsidiary	72,000

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 3,907,417 shares issued and outstanding at November 30, 2006	39,074
Additional paid-in capital	10,569,640
Accumulated deficit	(10,964,095)

Total stockholders’ deficit	(355,381)

Total Liabilities and Stockholders’ Deficit	$301,207

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	Nov. 30, 2006	Nov. 30, 2005

Revenues:
Oil and gas sales	$297,023	$186,172
Joint venture contract fees (related party)	609,339	984,010

Total revenues	906,362	1,170,182

Expenses:
Lease operating and taxes (including $9,600 for 2006 and 2005 to related party)	349,605	121,719
General and administrative	1,393,272	696,361
Loss on impairment of oil and gas properties	147,262	696,540
Depreciation, depletion, amortization and accretion	145,086	69,976

Total expenses	2,035,225	1,584,596

Operating Loss	(1,128,863)	(414,414)
Other Income (Expense):
Interest and other	—	(3,350)

Loss Before Provision for Income Taxes	(1,128,863)	(417,764)
Provision for income taxes	—	—

Net Loss	$(1,128,863)	$(417,764)

Net Loss Per Common Share, Basic and Diluted	$(0.30)	$(0.12)

Weighted average common shares used in calculations:
Basic and diluted	3,806,759	3,453,915

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	Nov. 30, 2006	Nov. 30, 2005
Cash Flows From Operating Activities:
Net loss	$(1,128,863)	$(417,764)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss on impairment of oil and gas properties	147,262	696,540
Depreciation, depletion and amortization	125,486	69,976
Issuance of common stock for services	20,000	—
Stock based compensation	644,500	—
Accretion of asset retirement obligations	19,600	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Purchaser receivables	101,596	(91,203)
Inventory	(13,300)	—
Oil and gas revenue receivable	(13,865)	—
Increase (decrease) in:
Trade accounts payable	49,266	12,737
Deferred revenue	13,300	—
Accrued expenses	881	(7,191)
Accrued compensation	(125,000)	125,000
Accounts payable to affiliates	(27,217)	(96,780)

Net cash provided by (used for) operating activities	(186,354)	291,315

Cash Flows From Investing Activities:
Cash acquired in purchase of joint venture interests	—	22,702
Cash used in the acquisition and development of properties	(84,848)	(40,036)

Net cash used for investing activities	(84,848)	(17,334)

Cash Flows From Financing Activities:
Payments to minority interest holders	(42,000)	(100,000)
Advances from affiliate	200,078	—
Payments to affiliate	(10,078)	(54,372)

Net cash provided by (used for) financing activities	148,000	(154,372)

Net Increase (Decrease) In Cash	(123,202)	119,609
Cash at beginning of period	128,452	8,843

Cash at end of period	$5,250	$128,452

Non Cash Investing Activities
Payment to minority interest holders by affiliate	$20,000	$—

Purchase of joint venture interests through issuance of common stock	$—	$952,592

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional	Accum-	Total
	Common Stock		Paid-In	ulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance November 30, 2004	3,327,254	$33,273	$8,958,349	$(9,417,468)	$(425,846)
Issuance of common stock for interest in joint ventures	475,271	4,752	947,840	—	952,592
Net loss for period	—	—	—	(417,764)	(417,764)

Balance November 30, 2005	3,802,525	38,025	9,906,189	(9,835,232)	108,982
Issuance of common stock for services	105,000	1,050	428,950	—	430,000
Issuance of common stock options for services	—	—	234,500	—	234,500
Correction to shares issued	(108)	(1)	1	—	—
Net loss for period	—	—	—	(1,128,863)	(1,128,863)

Balance November 30, 2006	3,907,417	$39,074	$10,569,640	$(10,964,095)	$(355,381)

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS ACTIVITIES:
TBX Resources, Inc., a Texas corporation (“TBX” or the “Company”), was organized on March 24, 1995. The Company’s principal historical business activity has been acquiring and developing oil and gas properties. However, during fiscal year 2004, the Company began providing contract services to an affiliate, Gulftex Operating, Inc. The services continued to August 31, 2006 when the agreement was terminated by mutual agreement. The Company’s philosophy is to locate properties with the opportunity of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored and/or managed joint venture development partnerships for the purpose of developing oil and gas properties for profit.
We own all or a portion of 23 wells located in Hopkins, Franklin, and Wood Counties, Texas (East Texas). Of the 23 wells located in East Texas, 10 wells are currently producing oil, 5 wells have been designated as water supply wells and the remaining 8 wells are either currently shut-in, scheduled to be brought back into production or are designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. During the next twelve months, we hope to be able to bring some of the wells that are currently shut-in on-line so that they will begin to produce hydrocarbons. However, our ability to re-open these wells is dependent upon obtaining sufficient financing to pay the costs associated with re-opening these wells and operating the same once re-opened. We also have an interest in 2 producing oil wells in Wise County, Texas. In addition, the Company has a minor overriding interest in 1 producing gas well in Parker County, Texas and 5 producing gas wells in Denton County, Texas. Also, the Company has a minor interest in 4 wells in Ellis County, Oklahoma. All 4 of the wells are in production for oil or natural gas.
The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Revenue Recognition
The majority of the Company’s revenue is derived from contract services provided to Gulftex Operating, Inc., a company in which Mr. Burroughs, President, is a 50% shareholder. Under this arrangement, the Company provides lease and project generation services and administrative assistance to Gulftex for a fixed fee, with the revenue being recognized at the time the services are completed. Progress payments received are deferred until such time as the revenue is earned. For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.
Principles of Consolidation
The consolidated financial statements for the period ended November 30, 2006 and 2005 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.

Concentration of Credit Risk
A significant amount, 67%, of the Company’s revenue in fiscal year 2006 was recorded as a result of the contract services provided by the Company to Gulftex Operating, Inc. For the fiscal year ended November 30, 2005, the Company earned $984,010, representing 84% of total revenue. See Related Party footnote 5 for further discussion.
Cash and Cash Flows
The Company maintains its cash a bank deposit account which, at times, may exceed federally insured limits. At November 30, 2006 and 2005, $0 and $5,769, respectively, was in excess of FDIC insurance coverage. The Company has not experienced any losses in this account and believes it is not exposed to any significant risks affecting cash. None of the Company’s cash is restricted.
For purposes of the consolidated statement of cash flows, cash includes demand deposits.
Receivables
Receivables consist of accrued oil and gas receivables due from either purchasers of oil and gas or operators in oil and natural gas wells for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 days after the month of sale.
Inventory
Inventory consists of crude oil held in storage tanks. Inventory is stated at market based on anticipated selling prices.
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
Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or abandonment loss is credited to or charged against operations. Both proved and unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.
The Company provides for depreciation, depletion and amortization of its investment in producing oil and gas properties on the unit-of-production method, based upon independent reserve engineers’ estimates of recoverable oil and gas reserves from the property.

Oil and gas properties at November 30, 2006 consist of the following:

Proved oil and gas properties	$1,348,846
Accumulated depreciation, depletion and amortization	(1,086,265)

$262,581

Property and equipment at November 30, 2006 consists of the following:

Office furniture, equipment, and software	$112,768
Accumulated depreciation and amortization	(112,768)

$-0-

Depletion, depreciation and amortization expense related to oil and gas properties and property and equipment was $125,486 and $69,976 for the years ended November 30, 2006 and 2005, respectively.
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
The following table describes changes to the asset retirement liability during the year ended November 30, 2006.

ARO at November 30, 2005	$167,161
Accretion expense	19,600
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	—

ARO at November 30, 2006	$186,761

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

Income tax expense is the tax payable for the year plus or minus the change during the period in deferred tax assets and liabilities.
Equity Instruments Issued for Goods and Services
During 2005 the Company accounted for stock based compensation using the fair value method. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation” (SFAS 123), which established accounting and disclosure requirements using a fair value based methodology. For all periods prior to December 1, 2005, the Company utilized the fair value method as provided for in SFAS 123 to account for stock based compensation to both employees and non-employees. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” defines a fair value-based method of accounting for stock options and other equity instruments. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.
In December, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Statement Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting of share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award with a corresponding increase in additional paid-in capital or liability based on the underlying classification of the security. The Company adopted SFAS No. 123 (R) for fiscal years beginning after November 30, 2006.
Earnings Per Share (EPS)
The Company computes earnings per share using Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing net income or loss by the average number of shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Antidilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include: estimates of proved reserves as key components of the Company’s depletion rate for oil properties; accruals of operating costs; estimates of production revenues; and calculating asset retirement obligations. See Note 13 — Supplementary Oil and Gas Information - Unaudited for more information relating to estimates of proved reserves. Because there are numerous uncertainties inherent in the estimation process, actual results could differ materially from these estimates.

3. RECENT ACCOUNTING PRONOUNCEMENTS:
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20 (Accounting Changes) and SFAS No. 3 (Reporting Accounting Changes in Interim Financial Statements), that changes requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Early adoption is permitted; however, the Company elected not to adopt SFAS No. 154 in fiscal year ended November 30, 2006.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which a company measures its assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are unable at this time to determine the effect that our adoption of SFAS 157 will have on our results of operations and financial condition.
In September 2006, the issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS13-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FAS 13-1 will not materially affect our results of operations and financial position.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB No. 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by our Company in the first quarter of fiscal year 2007. We do not expect the adoption of SAB No. 108 to have a material impact on our results of operations and financial condition
4. ACQUISITION OF INTERESTS IN JOINT VENTURES:
During the year ended November 30, 2005, the company purchased certain partnership interests in several joint ventures; the Johnson No. 1-H, Johnson No. 2-H and Hagansport #1 and #2 Unit Joint Ventures from third parties. In consideration for the interests received, the Company acquired partnership interests in the joint ventures of 57.55%, 58.66%, 32.89% and 66.67% respectively. The Company issued 475,271 common stock shares with a fair value of $952,592, as determined by the bid price of the company’s stock at the date of the acquisition.
The Company has accounted for the purchases as a business combination. The purchase price was allocated as follows:

Oil and gas properties	$942,469

Net current assets	10,124

Total purchase price	$952,592

5.	ACCUMULATED OPERATING LOSSES:
At November 30, 2006, the Company has accumulated losses of approximately $11 million. The Company’s ability to continue as a going concern is based on future plans. The Company is attempting to raise additional equity funds and to provide fee based technical and management service for joint venture partnerships sponsored by an affiliated company. The ability of the Company to attain profitable operations is dependent on the Company continuing its fee-based services, operating in an environment of stable prices and increasing production over current levels. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business.
6.	RELATED PARTY TRANSACTIONS:
a.	The operator of the East Texas oil and gas leases, Gulftex Operating, Inc. (Gulftex) is an affiliate of TBX. Mr. Burroughs, a major stockholder and president of the Company, is a 50% shareholder of Gulftex. TBX paid Gulftex $9,600 in both 2006 and 2005 for activities associated with operating certain wells.

b.	The Company’s services arrangement with Gulftex provided lease and project generation services and administrative assistance to Gulftex for each joint venture on a venture-by-venture basis for a fee. The services are provided for a limited duration, typically three months. During the current fiscal year the Company earned $609,339, representing 67% of total revenue. For the fiscal year ended November 30, 2005, the Company earned $984,010, representing 84% of total revenue. The services agreement with Gulftex was terminated on August 31, 2006.

c.	Gulftex operates certain oil and gas properties on behalf of the Company. At November 30, 2006, the Company has a liability to Gulftex in the amount of $1,792 related to wells operated by Gulftex on behalf of the Company.

d.	During the year ended November 30, 2006, the Company received net advances from Gulftex of $190,000.

e.	The Company rents a total of 4,105 square feet of office space of which 292 square feet is used gratis by Gulftex.
7.	COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated for $296,587 under an operating lease agreement for rent of its office pace in Dallas, Texas. The term of the lease is from February 1, 2004 through July 31, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,931. The lease payment for the current fiscal year is approximately $67,733. Following is a schedule of base lease payments by year:

Year	Amount
2007	$67,733
2008	68,417
2009	65,509
2010	75,942
thereafter	18,986

$296,587

Rent expense for fiscal years 2006 and 2005 was $70,527 and $67,346, respectively.

b.	Gulftex Operating is the bonded operator for TBX Resources and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources.

However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.
8. ACCRUED COMPENSATION:
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Based on the terms of the agreement, a liability in the amount of $125,000 was recorded as of November 30, 2005 based upon the difference in the fair value of the Company’s common stock on that date and the anticipated exercise price for 50,000 share options to be issued in the future.
Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Based on the terms of the current agreement, the Company reversed the previously recorded $125,000 liability as of November 30, 2006 (See Note 9).
9. STOCK BASED COMPENSATION:
In accordance with the terms of Mr. Burroughs’ April 2007 Amended Employment Agreement, no compensation expense is recognized as of November 30, 2006 related to his potential common stock options (See Note 8).
The Company executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Mr. O’Donnell, having a term of one year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. The Company recorded compensation expense of $410,000 ($4.10 per share) in the current fiscal year with a corresponding credit to paid-in capital. The shares were valued based upon the fair value of the Company’s common stock on April 1, 2006.
In addition, the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. For 2006 the Company recorded stock based compensation expense of $234,500 with a corresponding credit to paid-in capital.
A summary of the status of the Company’s equity awards as of November 30, 2006 and the changes during the year is presented below:

		Weighted-Average
Options	Shares	Exercise Price
Outstanding at beginning of year	—	—
Granted	75,000	$0.15
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	75,000	$0.15

Options exercisable at year-end	75,000	$0.15

Weighted-average fair value of options granted during year	$234,500

The weighted average fair value at date of grant for options was estimated using the Black-Scholes option valuation model with the following assumptions:

Average expected life in years	1
Average interest rate	5.00%
Average volatility	30%
Dividend yield	0%
A summary of the status of the Company’s nonvested shares at November 30, 2006 and the changes during the year ended November 30, 2006, is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 1, 2005	—	—
Granted	75,000	$3.13
Vested	(75,000)	$3.13
Forfeited	—	—

Nonvested at November 30, 2006	—	—

The total fair value of shares vested during the year current fiscal is $234,500.
A summary of the status of common shares issued under employment contracts at November 30, 2006 is presented below:
Shares Issued Under 2006 Employment Contract

Shares issued for services	100,000

Fair value of shares issued for services	$410,000

10. OIL AND GAS PROPERTIES IMPARIMENT LOSSES:
The Company recognized an impairment loss totaling $147,262 for the year ended November 30, 2006. The impairment loss related to properties in East Texas and Oklahoma. The Company recognized an impairment loss totaling $696,540 in the year ended November 30, 2005. The impairment loss of $696,540 in 2005 related to properties acquired in that year. The impairment losses were determined by comparing the future undiscounted net cash flows to the Company’s net book value pursuant to FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
11. NON-CONTROLING INTEREST IN CONSOLIDATED SUBSIDIARY
In September of 2002, the Company obtained an option to purchase oil and gas leases in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. In October of the same year, the Company formed the “Grasslands I, Limited Partnership” in which the Company is acting as the general partner. The Company has a 1% interest in the limited partnership which owns a 2% royalty interest in certain oil and gas wells. The Company consolidates the partnerships by virtue of its control as general partner. Revenues and expenses of the partnership were insignificant for the years ended November 30, 2006 and 2005.
12. STOCKHOLDERS’ EQUITY:
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
13. INCOME TAXES:
At November 30, 2006 and 2005, we have net operating loss carryforwards of approximately $8.6 million and $7.7 million, respectively, remaining for federal income tax purposes. Net operating loss carryforwards may be used in future years to offset taxable income.
The following is a reconciliation of statutory tax expense to our income tax provision:

	November 30,
	2006	2005
Statutory rate	35%	35%
Change in valuation allowance	-35%	-35%

Tax provision	0%	0%

Deferred Income Taxes
Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	Years Ended November 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$2,639,254	$2,677,738
Oil and gas properties	210,524	257,356
Cash/accrual method differences	41,526	16,157
Accrued compensation	—	43,750

Total deferred tax assets	2,891,304	2,995,001
Valuation allowance	(2,891,304)	(2,995,001)

Total net deferred tax assets	$—	$—

The Company has elected to use the cash method for income tax reporting purposes.

14. SUPPLEMENTARY OIL AND GAS INFORMATION -UNAUDITED:
The following information concerning oil and gas operations has been provided pursuant to Statement of Financial Accounting Standards No. 69.

Capitalized Costs Relating to Oil and Gas
Producing Activities as of November 30, 2006:
Property (acreage costs)- Proved	$421,061
Producing assets	927,785

1,348,846
Less: depreciation depletion and amortization	(1,086,265)

Net Capitalized Costs	$262,581

Costs Incurred in Property Acquisition,
Exploration and Development Activities in 2006:
Property acquisition costs	$—
Exploration costs	—
Development costs	—

Total	$—

Results of Operations for Producing Activities in 2006
Oil and gas sales	$297,023
Production costs	(349,605)
Depreciation, depletion, amortization and accretion	(145,086)
Impairment of oil and gas properties	(147,262)

(344,930)
Income tax benefit	—

Results of Operations Excluding Selling, General and Administrative and Joint Venture Activities	$(344,930)

Oil and Gas Reserve Quantities
An independent petroleum engineer determined estimated reserves and related valuations for the East Texas and Wise County, Texas properties. Estimates of proved reserves are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development and other factors. Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are expected to be recovered through existing wells, equipment and operating methods. The Company has a minor interest in five producing wells in Oklahoma. The Company has varying interests in the wells and does not have access to sufficient data to prepare an engineering report. The Company believes that the reserve quantities would not materially affect the Company’s total estimated reserves and valuations at this time.

Following is a summary of the changes in estimated proved developed and undeveloped oil and gas reserves of the Company for the year ended November 30, 2006:

	Oil	Gas
	(BBL)	(MCF)

Proved reserves November 30, 2005	55,924	9,841
Revisions to previous estimates	(37,818)	65,274
Purchases	—	—
Production	(3,153)	(13,520)
Sales, transfers and retirements	—	—

Proved reserves November 30, 2006	14,953	61,595

Standardized Measure of Discounted Cash Flows Relating to Proved Oil and Gas Reserves
Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.
Future cash inflows and future production and development costs are determined by applying year-end prices for 2006 of $45.00/bbl and for 2005, $43.00/bbl and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.
Presented below is the standardized measure of discounted future net cash flows relating to proved oil reserves as of November 30, 2006.

Future cash inflows	$1,084,131
Future production costs	(610,519)
Future development costs	(3,726)
Future income tax expense	(159,761)

Future net cash flows	310,125
10 % annual discount for estimated timing of cash flows	(79,392)

Standardized measure of discounted future net cash flows	$230,733

November 30, 2005	$154,005
Sales of oil and gas produced, net of production costs	(84,964)
Net changes in prices and production costs	(155,924)
Net change in future development costs	(2,981)
Purchases and royalties	44,554
Revisions to previous quantity estimates	(89,961)
Net change from sales, transfers and disposals of minerals in place	—
Accretion of discount	267,648
Net change in income taxes	98,356

November 30, 2006	$230,733

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.
The company has engaged Turner Stone & Company, LLP as its auditors and certifying accountants for the fiscal year ended November 30, 2006. There were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.
ITEM 8A. CONTROLS AND PROCEDURES.
Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, management has concluded that, as of November 30, 2006, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that its disclosure controls or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Scope of the Controls Evaluation. The CEO/CFO evaluation of our disclosure controls and the company’s internal controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-QSB and annual report on Form 10-KSB. Our internal controls are also evaluated on an ongoing basis by other personnel in the company’s organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor Our disclosure controls and our internal controls and to make modifications as necessary; the company’s intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.
Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. This information was important both for the controls evaluation generally and because item 5 in the Section 302 Certifications of the CEO and CFO requires that the CEO and CFO disclose that information to the Audit Committee of our Board and to our independent auditors and report on related matters in this section of the

Report. In the professional auditing literature, “significant deficiencies” represent control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, the company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.
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

NAME	AGE	POSITION
Tim Burroughs	47	Chief Executive Officer and Director
Sherri Cecotti	42	Secretary/Treasurer
Jeffery Reynolds	49	Director
Sam Warren	64	Director
TIM BURROUGHS is the Chief Executive Officer, Chief Financial Officer and founder of TBX Resources, Inc. Mr. Burroughs has been our Chief Executive Officer and Chief Financial Officer since our company’s inception in 1995. Prior to founding our company, Mr. Burroughs worked for several Dallas/Ft. Worth area based energy companies. Mr. Burroughs also studied business administration at Texas Christian University in Ft. Worth, Texas.
In addition to serving as the Chief Executive Officer and Chief Financial Officer of our company, Mr. Burroughs is also the President of Marketing Research Group, Inc. and American Eagle Services, Inc. These companies were all organized by Mr. Burroughs to participate in various opportunities in the oil and gas industry. However, since the organization of these companies, Mr. Burroughs has decided to not aggressively pursue through these companies the business he originally intended and has instead spent the majority of his professional time devoted to our business. In the future, Mr. Burroughs expects to spend little or no time on the business of these other companies. These two companies are currently inactive. Mr. Burroughs is a 50% shareholder of Gulftex Operating, Inc. an oil and gas operating company that performs services on behalf of TBX and from which Mr. Burroughs benefits financially. See “Certain Relationships and Related Transactions.”
SHERRI CECOTTI is the Secretary-Treasurer and joined our company in February 2002. Prior to joining our company Ms. Cecotti was employed by the Expo Design Center/Home Depot, from 1999 to 2002 as a store manager and in the central installations office. From 1992-1998 Ms. Cecotti was operations manager for Marshall Fields in Dallas, Texas.
JEFFERY REYNOLDS In addition to serving as a Director of our company, Mr. Reynolds has been President of Broadway Operating Company in Lubbock, Texas since 1991, and has also been a partner with J. Reynolds and Associates, Ltd. since 1999. Mr. Reynolds is a member of the Million Dollar Round Table. Mr. Reynolds has experience in both the insurance and oil and gas business.
SAM WARREN, In addition to serving as a Director of our company, Mr. Warren has been the owner and president of Drill Pipe Industries, Inc. for more than the past 5 years. Drill Pipe is in the business of manufacturing, buying, and selling drill pipes for use in the oil and gas industry and also buys and sells other oilfield equipment.
ITEM 10. COMPENSATION DISCUSSION AND ANALYSIS.
Overview
Our executive compensation program is designed to create strong financial incentive for our officers to increase revenues, profits, operating efficiency and returns, which we expect to lead to an increase in shareholder value. Our Board of Directors conduct periodic reviews of the compensation and benefits programs to ensure that they are properly designed to meet corporate objectives, overseeing of the administration of the cash incentive and equity-based plans and developing the compensation program for the executive officers. Our executive compensation program includes five primary elements. Three of the elements are performance oriented and taken together, all constitute a flexible and balanced method of establishing total compensation for our executive officers. The elements are a) base salary, b) annual incentive plan awards, c) stock-based compensation, d) benefits and e) severance/change-in-control compensation.
Role of our Executive Officers in Establishing Compensation
Our Chief Executive Officer provides recommendations to the Compensation Committee in its evaluation of our executive officers, including recommendations of individual cash and equity compensation levels for executive officers.
Summary Compensation Table
The following table sets forth the annual and long-term compensation with respect to the fiscal years ended November 31, 2006 and 2005 paid or accrued by us to or on behalf of the executives officers named:

				Awards
				Restricted	Securities
		Annual Compensation		Stock	Underlying
Name and Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)
Tim Burroughs,	2006	150,000	—	—	—
President	2005	150,000	—	—	—

Sherri Cecotti,	2006	52,300	—	—	—
Secretary/Treasurer	2005	52,300	—	—	—

Dick O’Donnell,
V P of Investor Relations	2006	—	—	100,000	75,000

Option Grants in the Last Fiscal Year
The following table sets forth the stock options that were granted to the named executive officers in fiscal year 2006.
Option Grants This Fiscal Year
Individual Grants

		Percent	Weighted
	Number of	of Total	Average
	Securities	Options	Market Price
	Underlying	Granted	on Date of
	Options	Employees	Issuance	Expiration
Name	Granted (#)	in Fiscal Yr.	($/Share)	Date
Dick O’Donnell	75,000	100%	3.27	(1)

(1)	25,000 stock options per quarter for three years beginning April 1, 2006. The options expire one year from the date of issuance.
Aggregated Option Exercises in This Fiscal Year and Fiscal Year-End Option Values

Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options at		Options at
	Acquired on	Value	Fiscal Year End		Fiscal Year End ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dick O’Donnell	—	—	75,000	—	251,250	—

(1)	Based on the closing price of our common stock on November 30, 2006 of $3.50 per share less the exercise price payable for those shares.
Perquisites
The company permits limited perquisites for its officer group. Currently these consist of payment of life insurance premiums and Mr. Burroughs $500 per month car allowance called for in his employment contract. The amount expended for Mr. Burroughs life insurance premiums was $11,052 in fiscal years ending November 30, 2005 and 2006. Mr. Burroughs has voluntarily declined to receive his monthly car allowance until such time as the company is profitable.
Employment Agreements
We executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Tim makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006.
We executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Bernard O’Donnell, having a term of one (1) year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. In addition, the company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date.

Compensation of Directors
None of our directors received compensation for their service as directors during the fiscal year ended November 30, 2006.
Compensation Committee
We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.
Compensation Philosophy
The following objectives guide the Board of Directors in its deliberations regarding executive compensation matters:
•	Provide a competitive compensation program that enables us to retain key executives;

•	Ensure a strong relationship between our performance results and those of our segments and the total compensation received by an individual;

•	Balance annual and longer term performance objectives;

•	Encourage executives to acquire and retain meaningful levels of common shares; and

•	Work closely with the Chief Executive Officer to ensure that the compensation program supports our objectives and culture.
We believe that the overall compensation of executives should be competitive with the market in which we compete for executive talent. This market consists of both the oil and gas exploration industry and oil and gas service-based industries in which we compete for executive talent. In determining the proper amount for each compensation element, we review publicly available compensation data, as well as the compensation targets for comparable positions at similar corporations within these industries. We also consider the need to maintain levels of compensation that are fair among our executive officers given differences in their respective responsibilities, levels of accountability and decision authority.
Termination of Employment and Change of Control Arrangement
There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS
The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of November 30, 2006:

	NAME AND ADDRESS		PERCENT OF
TITLE OF CLASS	OF OWNER	AMOUNT OWNED	CLASS
common stock	Tim Burroughs(1) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	358,259	9.41%

common stock	Tim Burroughs Family Tr (2) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	500,000	13.13%

common stock	Sam Warren 3330 LBJ Freeway, Suite 1320 Dallas, Texas 75234	50,000	1.31%

All Directors and Officers as a Group		908,259	23.85%

(1)	We executed an amended Employment Agreement effective August 4, 2005 with our president, Mr. Tim Burroughs, having a term of three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. In addition, we agreed to grant Mr. Burroughs common stock options that are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006

(2)	The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Mr.Burroughs, our CEO.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
All of the operations conducted in the field on behalf of our company are conducted by Gulftex Operating, Inc. Our president, Tim Burroughs, owns 50% of the common stock of Gulftex Operating, Inc. In the past, no compensation was paid to Gulftex Operating, Inc. or Tim Burroughs for the ownership of Gulftex Operating, Inc. or for the management activities conducted by Gulftex Operating, Inc. However, we pay Gulftex Operating, Inc., $800.00 per month for the activities conducted by Gulftex Operating, Inc., in operating our wells. In addition, during the fourth quarter of the previous fiscal year, Gulftex Operating contracted with our company to perform management and drilling supervision services on a well-by-well basis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBITS

NUMBER	EXHIBIT

10.1	Amended Employment Agreement for CEO, Tim Burroughs.

31.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON 8-K

a. Form 8-K Current Report, Items 4.01 and 9.01 filed on June 30, 2006

b. Amended Form 8-K Current Report, Items 4.01 and 9.01 filed on August 8, 2006

c. Form 8-K Current Report, Items 1.01 and 9.01 filed on September 15, 2006

d. Form 8-K Current Report, Items 4.01 and 9.01 filed on December 20, 2006

e. Amended Form 8-K Current Report, Items 4.01 and 9.01 filed on April 25, 2007
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements on Form 10-KSB and the reviews of the financial reports included in our Quarterly Reports on Form 10-QSB for the years ended November 30, 2006 and 2005 amounted to $139,300 and $80,500, respectively.
Tax Fees
The aggregate fees billed by our auditors for professional services rendered for tax compliance, tax advice and tax planning for the years ended November 30, 2006 and 2005 amounted to $4,000 and $3,000 respectively. Such services consisted of U.S. federal, state and local tax planning, review of federal, state, local income, franchise, and other tax returns; tax advice and assistance regarding statutory, regulatory or administrative developments.
All Other Fees
No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended November 30, 2006 and 2005.
Board of Directors Pre-Approval Policies and Procedures
In December 2003, the Board of Directors adopted polices and procedures for pre-approving all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. Under the policy, our independent auditors are prohibited from performing certain non-audit services and are pre-approved to perform certain other non-audit and tax related services provided that the aggregate fees for such pre-approved non-audit and tax related services do not exceed a pre-set minimum. All audit services, audit-related services, tax services and other services provided by Turner Stone & Company LLP, Hein & Associates, LLP and KBA Group, LLP have been pre-approved by the Board of Directors.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of May 2007.
TBX RESOURCES, INC.

SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 24th Day of May 2007.

Signature	Capacity

/s/ Tim Burroughs	Director, President, Chief Executive Officer and Chief Financial Officer
Tim Burroughs

/s/ Jeffery Reynolds	Director
Jeffery Reynolds

/s/ Sam Warren	Director
Sam Warren