Form 10KSB/A
period 2006-11-30
TBX RESOURCES INC
filed 2007-07-09
CIK 1108645

SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 1
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
Our mission is to be a publicly traded, independent oil and gas company which can take full advantage of opportunities resulting from the major oil companies’ lack of interest in domestic oil and gas properties. In particular, most major oil companies are currently more interested in devoting their exploration dollars toward the development of oil and gas fields that are either offshore and/or not located in the United States, primarily because of the assumption by the major oil companies that domestic oil and gas properties have been significantly depleted. In addition, due to the extent of the development of domestic oil and gas properties, it is more likely that a significant new discovery in the oil and gas industry would likely be conducted in those areas that have not been so heavily developed, generally being properties that are not contained within the United States. Because major oil companies are more interested in developing their offshore and overseas holdings, they often ignore on-shore opportunities and sell their domestic properties at prices that are attractive to independent oil companies who have significantly lower administrative costs than large oil companies. Due to our lower infrastructure costs, we believe that our costs of owning and operating domestic oil and gas properties are lower than those same costs as experienced by major oil companies.
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
DEVELOPMENT AND ACTIVITIES
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
In addition, in order to finance future development and activities, we will sponsor or manage public or private partnerships depending upon the number, size and economic feasibility of our generated prospects, the level of participation of industry partners and various other factors. However, potential investors should note that we currently do not have in place any definite financing opportunities and there can be no assurance that we will be able to enter into such financing arrangements or that if we are able to enter into such arrangements, we will be able to achieve any profitability as a result of our operations.
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
The rate of production from oil and natural gas properties declines as reserves are depleted. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. We must do this even during periods of low oil and gas prices when it is difficult to raise the capital necessary to finance activities. Without successful acquisition activities, our reserves and revenues will decline. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities.
Oil and gas drilling is a high-risk activity.
Our future success will depend on the success of our acquisition programs. In addition to the numerous operating risks described in more detail below, these activities involve the risk that no commercially productive oil or gas reservoirs will be discovered. In addition, we are often uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, our operations may be curtailed, delayed or canceled as a result of a variety of factors, including, but not limited to, the following:
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
While estimates of our and gas reserves, and future net cash flows attributable to those reserves, were prepared by independent petroleum engineers, James E. Smith & Associates, Inc. there are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of many factors, including but not limited to, the following:
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
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Prices for our common stock are currently quoted in the over-the-counter Pink Sheets maintained by the NASD and our ticker symbol is TBXC.PK. Although our common stock was deleted from the over-the-counter Bulletin Board in November 2006, we are working on reestablishing our listing on the Bulletin Board if we should qualify, on National Exchange. The following table shows the high and low bid information for our common stock for each quarter during which prices for our common stock have been quoted.

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
We expect that the principal source of funds in the near future will be from oil and gas revenues and developing our oil and gas properties. Based on the aforementioned plans management expects to generate increased revenues and cash flow from operations in the coming year. However, there can be no assurance that such plans will materialize. In addition, actual results may vary from management’s plans and the amount may be material.
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

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	Nov. 30, 2006	Nov. 30, 2005
Cash Flows From Operating Activities:
Net loss	$(1,128,863)	$(417,764)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss on impairment of oil and gas properties	147,262	696,540
Depreciation, depletion and amortization	125,486	69,976
Issuance of common stock for services	20,000	—
Stock based compensation	644,500	—
Accretion of asset retirement obligations	19,600	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Purchaser receivables	101,596	(91,203)
Inventory	(13,300)	—
Oil and gas revenue receivable	(13,865)	—
Increase (decrease) in:
Trade accounts payable	49,266	12,737
Deferred revenue	13,300	—
Accrued expenses	881	(7,191)
Accrued compensation	(125,000)	125,000
Accounts payable to affiliates	(27,217)	(96,780)

Net cash provided by (used for) operating activities	(186,354)	291,315

Cash Flows From Investing Activities:
Cash acquired in purchase of joint venture interests	—	22,702
Cash used in the acquisition and development of properties	(84,848)	(40,036)

Net cash used for investing activities	(84,848)	(17,334)

Cash Flows From Financing Activities:
Payments to minority interest holders	(42,000)	(100,000)
Advances from affiliate	200,078	—
Payments to affiliate	(10,078)	(54,372)

Net cash provided by (used for) financing activities	148,000	(154,372)

Net Increase (Decrease) In Cash	(123,202)	119,609
Cash at beginning of period	128,452	8,843

Cash at end of period	$5,250	$128,452

Non Cash Investing Activities
Payment to minority interest holders by affiliate (grasslands)	$20,000	$—

Purchase of joint venture interests through issuance of common stock	$—	$952,592

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional	Accum-	Total
	Common Stock		Paid-In	ulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance November 30, 2004	3,327,254	$33,273	$8,958,349	$(9,417,468)	$(425,846)
Issuance of common stock for interest in joint ventures	475,271	4,752	947,840	—	952,592
Net loss for period	—	—	—	(417,764)	(417,764)

Balance November 30, 2005	3,802,525	38,025	9,906,189	(9,835,232)	108,982
Issuance of common stock for services	105,000	1,050	428,950	—	430,000
Issuance of common stock options for services	—	—	234,500	—	234,500
Correction to shares issued	(108)	(1)	1	—	—
Net loss for period	—	—	—	(1,128,863)	(1,128,863)

Balance November 30, 2006	3,907,417	$39,074	$10,569,640	$(10,964,095)	$(355,381)

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

c.	On September 8, 2006, TBX Resources, Inc., entered into a merger agreement (the “Agreement”) with Earthwise Energy, Inc. (“Earthwise”), a Nevada corporation, and TBX Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of TBX. It is intended that for United States federal income tax purposes the merger qualify as a tax-free reorganization under the provisions of Section 368(a)(2)(E) of the United States Revenue Code of 1986, as amended. The closing of the merger is contingent upon the occurrence of specific events as outlined in the Agreement. As of date of filing this report none of the events listed in the Agreement have occurred and under certain conditions enumerated in the Agreement, TBX would be obligated to pay Earthwise a termination fee of $100,000.
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
ITEM 8A. CONTROLS AND PROCEDURES.
Our management evaluated, with the participation of our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, management has concluded that, as of November 30, 2006, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
Limitations on the Effectiveness of Controls. Our management, including the CEO/CFO, does not expect that its disclosure controls or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Scope of the Controls Evaluation. The CEO/CFO evaluation of our disclosure controls and the company’s internal controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO/CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-QSB and annual report on Form 10-KSB. Our internal controls are also evaluated on an ongoing basis by other personnel in the company’s organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor Our disclosure controls and our internal controls and to make modifications as necessary; the company’s intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.
Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. This information was important both for the controls evaluation generally and because item 5 in the Section 302 Certifications of the CEO/CFO requires that the CEO/CFO disclose that information to our Board and to our independent auditors and report on related matters in this section of the

Report. In the professional auditing literature, “significant deficiencies” represent control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, the company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.
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

NAME	AGE	POSITION
Tim Burroughs	47	Chief Executive Officer, Chief Financial Officer and Director
Sherri Cecotti	42	Secretary/Treasurer
Jeffrey Reynolds	50	Director
Sam Warren	64	Director
Bernard O’Donnell	63	Vice President
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
JEFFREY REYNOLDS In addition to serving as a Director of our company, Mr. Reynolds has been President of Broadway Operating Company in Lubbock, Texas since 1991, and has also been a partner with J. Reynolds and Associates, Ltd. since 1999. Mr. Reynolds is a member of the Million Dollar Round Table. Mr. Reynolds has experience in both the insurance and oil and gas business.
SAM WARREN, In addition to serving as a Director of our company, Mr. Warren has been the owner and president of Drill Pipe Industries, Inc. for more than the past 5 years. Drill Pipe is in the business of manufacturing, buying, and selling drill pipes for use in the oil and gas industry and also buys and sells other oilfield equipment.
Bernard R. O’Donnell, age 63. Vice-President of Investor Relations since April 2006. He is also currently the President of EuroAmerican Capital Partners, Inc. an NASD licensed broker dealer, a position he has held since 2006. Mr. O’Donnell has been a licensed securities representative and general principal since 1978. He was a Senior Vice President of Salomon Grey Financial Corporation, an NASD member broker dealer, having held this position from September 2000 to March 2006. Prior to his association with Salomon Grey, Mr. O’Donnell was engaged primarily in the management of several broker dealers. From 1991 to 1999, he was Senior Vice President and National Sales Manager for Chatfield Dean & Co. and a successor company, GSG Securities.
ITEM 10. COMPENSATION DISCUSSION AND ANALYSIS.
Overview
Our executive compensation program is designed to create strong financial incentive for our officers to increase revenues, profits, operating efficiency and returns, which we expect to lead to an increase in shareholder value. Our Board of Directors, is currently reviewing and evaluating our executive compensation and may make changes in the future.
Role of our Executive Officers in Establishing Compensation
Our Chief Executive Officer provides recommendations to our Board in its evaluation of our executive officers, including recommendations of individual cash and equity compensation levels for executive officers.
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS
The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of November 30, 2006:

	NAME AND ADDRESS		PERCENT OF
TITLE OF CLASS	OF OWNER	AMOUNT OWNED	CLASS
common stock	Tim Burroughs(1) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	358,259	9.41%

common stock	Tim Burroughs Family Tr (2) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	500,000	13.13%

common stock	Sam Warren 3330 LBJ Freeway, Suite 1320 Dallas, Texas 75234	50,000	1.31%

common stock	Bernard R. O’Donnell 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	125,000	3.28%

All Directors and Officers as a Group(4)		1,033,259	27.13%

(1)	We executed an amended Employment Agreement effective August 4, 2005 with our president, Mr. Tim Burroughs, having a term of three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. In addition, we agreed to grant Mr. Burroughs common stock options that are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006

(2)	The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Mr.Burroughs, our CEO.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
All of the operations conducted in the field on behalf of our company are conducted by Gulftex Operating, Inc. Our president, Tim Burroughs, owns 50% of the common stock of Gulftex Operating, Inc. In the past, no compensation was paid to Gulftex Operating, Inc. or Tim Burroughs for the ownership of Gulftex Operating, Inc. or for the management activities conducted by Gulftex Operating, Inc. However, we pay Gulftex Operating, Inc., $800.00 per month for the activities conducted by Gulftex Operating, Inc., in operating all our east Texas wells. In addition, during the fourth quarter of the previous fiscal year, Gulftex Operating contracted with our company to perform management and drilling supervision services on a well-by-well basis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBITS

NUMBER	EXHIBIT

10.1	Amended Employment Agreement for CEO, Tim Burroughs.*

31.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

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

* Filed Previously.
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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of July 2007.
TBX RESOURCES, INC.

SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 9th Day of July 2007.

Signature	Capacity

/s/ Tim Burroughs	Director, President, Chief Executive Officer and Chief Financial Officer
Tim Burroughs

/s/ Sam Warren	Director
Sam Warren

/s/ Jeffrey Reynolds	Director
Jeffrey Reynolds