Form 10QSB
period 2007-02-28
TBX RESOURCES INC
filed 2007-07-17
CIK 1108645

UNITED STATES SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDING February 28, 2007

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
     Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2007, there were 4,032,417 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2007
(Unaudited)

ASSETS
Current Assets
Cash	$25,195
Oil and gas revenue receivable	40,511
Inventory	10,929

Total current assets	76,635

Oil and gas properties (successful efforts method), net	249,816

Other	6,211

Total Assets	$332,662

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$121,784
Advances from affiliate	426,018
Deferred revenue	10,929

Total current liabilities	558,731

Long-term Liabilities
Asset retirement obligation	191,661

Non-controlling interest in Consolidated Subsidiary	72,000

Commitments and Contingencies (Note 8)	—

Stockholders’ Deficit
Preferred stock-$.01 par value; authorized 10,000,000; no shares outstanding	—
Common stock-$.01 par value; authorized 100,000,000 shares; 3,907,417 shares issued and outstanding at February 28, 2007	39,074
Additional paid-in capital	10,642,390
Accumulated deficit	(11,171,194)

Total stockholders’ deficit	(489,730)

Total Liabilities and Stockholders’ Deficit	$332,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2007	Feb. 28, 2006

Revenues:
Oil and gas sales	$67,357	$75,230
Joint venture contract fees (related party)	—	150,000

Total revenues	67,357	225,230

Expenses:
Lease operating and taxes (including $2,400 for 2007 and 2006 to related party)	42,876	44,189
General and administrative	213,914	404,819
Depreciation, depletion, amortization and accretion	17,666	23,098

Total expenses	274,456	472,106

Loss Before Provision for Income Taxes	(207,099)	(246,876)
Provision for income taxes	—	—

Net Loss	$(207,099)	$(246,876)

Net Loss per Common Share, Basic and Diluted	$(0.05)	$(0.06)

Weighted Average Common Shares Outstanding: Basic and Diluted	3,907,417	3,803,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2007	Feb. 28, 2006

Cash Flows From Operating Activities:
Net loss	$(207,099)	$(246,876)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, depletion, amortization and accretion	17,666	23,098
Stock based compensation	72,750	20,000
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and gas revenue receivable	(26,646)	15,904
Inventory	2,371	—
Increase (decrease) in:
Accounts payable and accrued expenses	(10,726)	58,094
Accrued compensation	—	235,000
Deferred revenue	(2,371)	—

Net cash provided (used) by operating activities	(154,055)	105,220

Cash Flows From Investing Activities:
Development of oil and gas properties	—	(35,225)

Cash flows used in investing activities	—	(35,225)

Cash Flows From Financing Activities:
Advances from affiliate-net	174,000	20,078
Payments to minority interest holders	—	(42,000)

Net cash flows provided by (used in) financing activities	174,000	(21,922)

Net Increase In Cash	19,945	48,073
Cash at beginning of period	5,250	128,452

Cash at end of period	$25,195	$176,525

Non Cash Investing Activities
Payment to minority interest holders by affiliate	$—	$20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2006 (including the notes thereto) set forth in Form 10-KSB.
2. BUSINESS ACTIVITIES:
TBX Resources, Inc. (“the Company” or “TBX”), a Texas Corporation, was organized on March 24, 1995. The Company’s principal business activity is acquiring and developing oil and gas properties. Currently, our primary focus is to acquire additional producing oil and gas leases and wells, acquire additional oil and gas prospect leases and to acquire a company that can also act as an operator of our wells. In the past the Company sponsored and/or managed joint venture development partnerships for the purpose of developing oil and gas properties for profit. In addition, during fiscal year 2004, the Company began providing contract services to an affiliate, Gulftex Operating, Inc (‘Gulftex”). The services continued to August 31, 2006 when the agreement was terminated by mutual agreement.
The Company owns wells located in East Texas and has an interest in wells in Parker and Wise Counties, Texas. Also, the Company has an interest in wells in Oklahoma.
The Company conducts substantial transactions with Gulftex. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially different from reported results.
3. GOING CONCERN:
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the company has negative stockholders’ equity and working capital. In addition, the Company has experienced continued operating losses including a net loss of $207,099 for the three months ended February 28, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Revenue Recognition
     For the quarter ended February 28, 2006, the majority of the Company’s revenue was derived from contract services provided to Gulftex Operating, Inc., a company in which Mr. Burroughs, President, is a 50% shareholder. Under this arrangement, the Company provided lease and project generation services and administrative assistance to Gulftex for a fixed fee, with the revenue being recognized at the time the services are completed. Progress payments received were deferred until such time as the revenue is earned. This contract fee arrangement was terminated by mutual agreement on August 31, 2006. For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.

     Principles of Consolidation
     The condensed consolidated financial statements for the quarter ended February 28, 2007 and 2006 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.
     Concentration of Credit Risk
     A significant amount $150,000, 67%, of the Company’s revenue in the quarter ended February 28, 2006 was recorded as a result of the contract services provided by the Company to Gulftex. This contract fee arrangement terminated by mutual agreement on August 31, 2006. The Company received advances from Gulftex totaling $174,000 during the three months ended February 28, 2007 and $20,078 (net) during the three months ended February 28, 2006.
     Receivables
     Receivables consist of accrued oil and gas receivables due from either purchasers of oil and gas or operators in oil and natural gas wells for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 days after the month of sale.
     Inventory
     Inventory consists of crude oil held in storage tanks. Inventory is stated at market based on anticipated selling prices
     Property and Equipment
     Property and equipment are stated at the Company’s cost and are depreciated on a straight-line basis over five to seven years. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized.
     Property and equipment at February 28, 2007 consists of the following:

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

     Oil and gas properties at February 28, 2007 consist of the following:

Proved oil and gas properties	$1,348,846
Accumulated depreciation, depletion and amortization	(1,099,031)

$249,816

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
The following table describes changes to the asset retirement liability for the quarter ended February 28, 2007.

ARO at November 30, 2006	$186,761
Accretion expense	4,900
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	—

ARO at February 28, 2007	$191,661

     Equity Instruments Issued for Goods and Services
     During 2006 the Company accounted for stock based compensation using the fair value method. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation” (SFAS 123), which established accounting and disclosure requirements using a fair value based methodology.
In December, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Statement Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting of share-based payment transactions in which an entity exchanges its equity instruments for goods or services. The Company adopted SFAS No. 123 (R) for years beginning after November 30, 2006.

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
5. RECENT ACCOUNTING PRONOUNCEMENTS:
In September 2006, the issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FAS 13-1 will not materially affect our financial condition and results of operations.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB No. 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by our Company in the first quarter of fiscal year 2007. We do not expect the adoption of SAB No. 108 to have a material impact on our financial condition and results of operations.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.
6. RELATED PARTY TRANSACTIONS:
a.	The operator of the East Texas oil and gas leases, Gulftex is an affiliate of TBX. Mr. Burroughs is a 50% stockholder and president of the Company. TBX paid Gulftex $2,400 in both the three months ended February 28, 2007 and 2006 for activities associated with operating certain wells.

b.	The Company had a services arrangement with Gulftex. Under the arrangement, the Company provided lease and project generation services and administrative assistance to Gulftex for each joint venture on a venture-by-venture basis for a fee. The services were provided for a limited duration, typically three months. During the three months ended February 28, 2006 the Company earned $150,000, representing 67% of total revenue. The arrangement with Gulftex was not generated at arms-length. Fees received under this arrangement could differ significantly had the arrangement been entered into with an unaffiliated third party. The services agreement was terminated by mutual agreement on August 31, 2006.

c.	Gulftex operates certain oil and gas properties on behalf of the Company. At February 28, 2007 the Company has a liability to Gulftex in the amount of $17,505 related to wells operated by Gulftex on behalf of the Company.

d.	During the three months ended February 28, 2007, the Company received advances from Gulftex totaling $174,000. The balance due Gulftex as of February 28, 2007 is $426,018.

e.	The Company rents a total of 4,105 square feet of office space of which approximately 2,000 square feet is used by Gulftex.
7. STOCK BASED COMPENSATION:
During the quarter ended February 28, 2006 the Company issued 5,000 shares of common stock to a consultant. The fair value of the stock $20,000 was recorded as a component of general and administrative expenses.
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Under the terms of the agreement, a liability in the amount of $360,000 was recorded as of February 28, 2006 based upon the difference in the fair value of the Company’s common stock on that date and the anticipated exercise price for 100,000 share options to be issued in the future. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Under the terms of the current agreement, the Company reversed the February 28, 2006 liability of $360,000 as of November 30, 2006. Also, In accordance with the terms of April l, 2007 Amended Employment Agreement, no compensation expense is recognized as of February 28, 2007 related to Mr. Burroughs’ potential common stock options.
The Company executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Dick O’Donnell, having a term of one year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. The Company recorded stock based compensation expense in the current quarter totaling $72,750 with a corresponding credit to paid-in capital.
A summary of the status of the Company’s equity awards as of February 28, 2007 and the changes during the current quarter is presented below:

		Weighted-
		Average
	Shares	Exercise Price
Options
Granted as of November 30, 2006	75,000	$0.15
Granted	25,000	$0.15
Exercised	—	—
Forfeited	—	—

Outstanding as of February 28, 2007	100,000	$0.15

Options exercisable as of February 28, 2007	100,000	$0.15

Weighted-average fair value of options granted during this quarter	$72,750

The weighted average fair value at date of grant for options during the first quarter ended February 28, 2007 was estimated using the Black-Scholes option valuation model with the following assumptions:

Average expected life in years	1
Average interest rate	5.00%
Average volatility	76%
Dividend yield	0%
A summary of the status of the Company’s vested and nonvested options and the weighted average grant date fair value per share is presented below:

		Weighted Average
		Grant Date
February 28, 2007	Shares	Fair Value
Vested	100,000	$3.08
Nonvested	—	—

Total	100,000	$3.08

The total fair value of shares vested during the current quarter is $72,750.
As of February 28, 2007, the Company has no unrecognized compensation expense.
8. COMMITMENTS AND CONTINGENCIES:
The Company is currently obligated for $279,654 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through July 31, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,349.Rent expense for the three months ended February 28, 2007 and 2006 is $21,433 and $16,727, respectively.
Gulftex is the bonded operator for TBX Resources and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
     CAUTIONARY STATEMENT
          This quarterly report on Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as, “may,” “expect,” “could,” “plan,” “seek,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.
          These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements and are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management.
          A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2006 Annual Report on Form 10-KSB.
          Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company does not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.
Recent Developments: Going Concern and Liquidity Problems
          Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2006. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
LIQUIDITY AND CAPITAL RESOURCES
     The Company had a cash balance of $25,195 as of February 28, 2007. Our current ratio at February 28, 2007 was .14:1, and we have no long-term debt other than our asset retirement obligation of $191,661. As of February 28, 2007, our stockholders’ deficit was $489,730. Our cash used for operations totaled $154,055 for the quarter ended February 28, 2007 while cash provided by operations totaled $105,220 for the quarter ended February 28, 2006. This represents a decrease of $259,275 in cash provided by operating activities. Also, we received advances from Gulftex totaling $174,000 during the quarter ended February 28, 2007.
RESULTS OF OPERATIONS
Three Months Ended February 28, 2007 Compared to Three Months Ended February 28, 2006
     For the quarter ended February 28, 2007 we had a net loss of $207,099 as compared to a net loss of $246,876 for the same quarter last year. The components of these results are explained in the following revenue and expenses explanations.
Revenues— The components of our revenues for the quarter ended February 28, 2007 and 2006 are as follows:

			%
			Increase
	2007	2006	(Decrease)
Revenues:
Oil and gas sales	$67,357	$75,230	-10.47%
Joint venture contract fees	—	150,000	-100.00%

Total revenues	$67,357	$225,230	-70.09%

     Oil and gas sales decreased due to the reduction in the prices received for our oil and natural gas that totaled approximately $16,925. Average prices received for oil and gas decreased 21% and 30%, respectively. The decrease in prices was offset by increased production totaling $9,052.
     Joint venture contract revenue is the revenue earned for services that are provided to Gulftex related to formation and funding of joint ventures. The services agreement was terminated by mutual agreement on August 31, 2006.
Expenses— The components of our expenses for the first quarter ended February 28, 2007 and 2006 are as follows:

			%
			Increase
	2007	2006	(Decrease)
Expenses:
Lease operating and taxes	$42,876	$44,189	-2.97%
General and administrative	213,914	404,819	-47.16%
Depreciation, depl, amort., & accretion	17,666	23,098	-23.52%

Total expenses	$274,456	$472,106	-41.87%

     Lease operating expenses for the quarter ended February 28, 2007 are comparable to the expenses for the same quarter last year. TBX paid Gulftex $7,903 for lease operating expenses and $2,400 for contract operating services during the three months ended February 28, 2007. For the three months ended February 28, 2006 TBX paid Gulftex $18,077 for lease operating expenses and $2,400 for contract operating services.
     The decrease in general and administrative expenses is attributable to lower compensation cost related to stock options based compensation of $162,500, lower professional fees of $18,364 and lower expenses in all other categories totaling $10,041.
     The decrease in depreciation, depletion, and amortization expense is primarily attributable to the lower oil and gas property values from the same period last year. On November 30, 2006, we reduced the value of our oil and gas properties in accordance with SFAS No., 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accretion expense totaled $4,900 for the three months ended February 28, 2007and 2006.
     We have not recorded any income taxes for the three months ended February 28, 2007 because of our continued operating losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
DESCRIPTION OF PROPERTIES
     GENERAL: The following is information concerning our oil and gas wells, our productive wells and acreage and undeveloped acreage. Some of our oil and gas properties are located within the northern part of the east Texas salt basin. The earliest exploration in this area dates back to the early 1920s and 1930s, when frontier oil producers were exploring areas adjacent to the famous “East Texas field” located near the town of Kilgore, Texas. We have leasehold rights in three oil and gas fields located in Hopkins, Franklin, and Wood Counties, Texas. In addition, we have wells in Denton, Parker and Wise Counties in Texas. We also have several wells and acreage in Oklahoma.
     PROPERTIES
     The following is a breakdown of our properties by field as of February 28, 2007:

	Gross	Net
	Producing	Producing
Name of Field	Well Count	Well Count
Mitchell Creek	1	0.48
Talco	5	2.00
Quitman	3	2.40
Manziel	1	0.80
Newark East	8	0.75
Bridgeport	1	0.25
Carmargo NW	2	0.03
Harmon SE Field	1	0.01
     PRODUCTIVE WELLS AND ACREAGE:
     The following is a breakdown of our productive wells and acreage as of February 28, 2007:

			Total		Total
	Total	Net	Gross	Net	Gross	Total Net
	Gross Oil	Productive	Gas	Productive	Developed	Developed
Geographic Area	Wells	Oil Wells	Wells	Gas Wells	Acres	Acres

East Texas Region	10	6.04	—	—	1,172.20	665.81
Wise County	2	0.73	—	—	224	81.76
Parker and Denton Counties	—	—	6	.024	—	—
Anadarko Basin	4	0.29	—	—	480	34.80
     Notes:
1.	Total Gross Oil Wells was calculated by subtracting 5 wells designated as injection wells and 8 wells which are either shut-in or inactive from the 35 wells TBX Resources, Inc holds a working or overriding interest in as of February 28, 2007.
2.	Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 22 Gross Oil Wells and adding the resulting products.
3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds a working interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.
5.	All acreage in which we hold a working interest as of February 28, 2007 have or had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be accurately classified as developed.
6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
ANADARKO BASIN— WESTERN OKLAHOMA
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
OIL AND GAS PARTNERSHIP INTERESTS
     We own partnership interests in the Johnson No. 1-H, Johnson No. 2-H and Hagansport #1 and #2 Unit Joint Ventures of 57.55%, 58.66%, 32.89% and 66.67%, respectively. We did not acquire any additional partnership interests in the current quarter.
CRITICAL ACCOUNTING POLICIES
     A summary of significant accounting policies is included in Note 2 to the audited financial statements included on Form 10-KSB for the year ended November 30, 2006 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.
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
Other
     Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.
PLAN OF OPERATION FOR THE FUTURE
Currently, our primary focus is to acquire additional producing oil and gas leases and wells, acquire additional oil and gas prospect leases and to acquire a company that can also act as an operator of our wells. In this regard, on September 8, 2006, we entered into a merger agreement (the “Agreement”) with Earthwise Energy, Inc. (“Earthwise”), a Nevada corporation, and TBX Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of TBX (a copy of the Agreement is attached to the Company’s September 15, 2006 Form 8-K filing with the Securities and Exchange Commission). Earthwise is an oil and gas company, located in Dallas, Texas, which has certain oil and gas lease assets and manages several oil and gas joint venture partnerships. Upon closing, Earthwise will merge with and into TBX Acquisition, Inc. As a result of the merger, the separate corporate existence of TBX Acquisition, Inc. will cease. Earthwise will be the surviving corporation and become a wholly owned subsidiary of TBX. Subject to certain adjustments, TBX anticipates issuing an approximate total of 4,062,018 common stock shares to the Earthwise stockholders.
The Agreement also calls for employment agreements with Tim Burroughs, Steven Howard, David York, Sherri Cecotti, and Richard O’Donnell, who will be the main officers and employees of the combined companies, to be drafted and executed, subject to Board of Directors approval, at or shortly after the closing of the Agreement.
     The closing of the merger is contingent upon the occurrence of several events including:
1.	Satisfactory conclusion of due diligence.

2.	Registration of TBX common shares to be used as merger consideration.

3.	Receipt of favorable fairness opinion by TBX that the transaction is fair to the TBX stockholders.

4.	Certain incoming stockholders execute lock up agreements for the TBX common stock they will receive as merger consideration.

5.	Approval by a majority of TBX stockholders.
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
We expect that the principal source of funds in the near future will be from advances from Gulftex, oil and gas revenues and developing our oil and gas properties. Based on the aforementioned plans to develop our oil and gas properties management expects to generate positive earnings and cash flow from operations in the coming year. However, there can be no assurance that such plans will materialize. In addition, actual results may vary from management’s plans and the amount may be material.
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
ITEM 3. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on

Form 10-QSB. Based on this evaluation, management has concluded that, as of February 28, 2007 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result, no corrective actions were required or undertaken.
Limitations on the Effectiveness of Controls. The Company’s management, including the CEO/CFO, does not expect that it’s Disclosure Controls or its Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
     (b) REPORTS ON FORM 8-K
     1. Form 8-K Current Report, Items 4.01 and 9.01 filed on December 20, 2006
     2. Amended Form 8-K Current Report, Items 4.01 and 9.01 filed on April 25, 2007
     SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE: July 16, 2007
SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, CHIEF EXECUTIVE OFFICER/
CHIEF FINANCIAL OFFICER