Form 10QSB
period 2007-05-31
TBX RESOURCES INC
filed 2007-07-20
CIK 1108645

UNITED STATES SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDING May 31, 2007

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
     Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 18, 2007, there were 3,952,442 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MAY 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$20,661
Oil and gas revenue receivable	44,599
Inventory	11,000

Total current assets	76,260

Oil and gas properties (successful efforts method), net	235,427

Other	6,211

Total Assets	$317,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$160,915
Advances from affiliate	569,018
Deferred revenue	11,000

Total current liabilities	740,933

Long-term Liabilities
Asset retirement obligation	196,561

Non-controlling interest in Consolidated Subsidiary	72,000

Commitments and Contingencies (Note 8)	—

Stockholders’ Deficit
Preferred stock-$.01 par value; authorized 10,000,000; no shares outstanding	—
Common stock-$.01 par value; authorized 100,000,000 shares; 3,952,442 shares issued and outstanding at May 31, 2007	39,524
Additional paid-in capital	10,727,190
Accumulated deficit	(11,458,310)

Total stockholders’ deficit	(691,596)

Total Liabilities and Stockholders’ Deficit	$317,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006

Revenues:
Oil and gas sales	$75,809	$23,296	$143,166	$98,526
Joint venture contract fees (related party)	—	322,000	—	472,000

Total revenues	75,809	345,296	143,166	570,526

Expenses:
Lease operating and taxes (including $2,400 for the three months and $4,800 for the six months of 2007 and 2006 to related party)	79,376	61,687	122,253	105,876
General and administrative	270,511	372,982	484,424	777,801
Depreciation, depletion, amortization and accretion	19,288	24,367	36,954	47,465

Total expenses	369,175	459,036	643,631	931,142

Operating Loss	(293,366)	(113,740)	(500,465)	(360,616)

Other Income (Expense):
Gain on sale of oil and gas property	6,250	—	6,250	—

Loss Before Provision for Income Taxes	(287,116)	(113,740)	(494,215)	(360,616)
Provision for income taxes	—	—	—	—

Net Loss	$(287,116)	$(113,740)	$(494,215)	$(360,616)

Net Loss per Common Share, Basic and Diluted	$(0.07)	$(0.03)	$(0.13)	$(0.09)

Weighted Average Common Shares Outstanding:
Basic and Diluted	3,924,198	3,806,417	3,924,198	3,806,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31, 2007	May 31, 2006
Cash Flows From Operating Activities:
Loss from operations	$(500,465)	$(360,616)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, depletion, amortization and accretion	36,954	47,465
Stock based compensation	154,250	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and gas revenue receivable	(30,734)	73,664
Inventory	2,300	—
Increase (decrease) in:
Accounts payable and accrued expenses	28,406	(4,038)
Accrued compensation	—	335,000
Deferred revenue and other	(2,300)	(5,674)

Net cash provided (used) by operating activities	(311,589)	85,801

Cash Flows From Investing Activities:
Proceeds from sale of oil and gas property	6,250	—
Development of oil and gas properties	—	(37,031)

Cash flows used in investing activities	6,250	(37,031)

Cash Flows From Financing Activities:
Advances from affiliate-net	317,000	4,999
Exercise of 25,000 common stock options	3,750	—
Payments to minority interest holders	—	(22,000)
Issuance of common stock for services	—	20,000

Net cash flows provided by (used in) financing activities	320,750	2,999

Net Increase (Decrease) In Cash	15,411	51,769
Cash at beginning of period	5,250	128,452

Cash at end of period	$20,661	$180,221

Non Cash Investing Activities
Payment to minority interest holders by affiliate	$—	$20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2007
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
2. BUSINESS ACTIVITIES:
TBX Resources, Inc. (“the Company” or “TBX”), a Texas Corporation, was organized on March 24, 1995. The Company’s principal business activity is acquiring and developing oil and gas properties. Currently, the Company’s primary focus is to acquire additional producing oil and gas leases and wells, acquire additional oil and gas prospect leases and to acquire a company that can also act as an operator of our wells. In the past the Company sponsored and/or managed joint venture development partnerships for the purpose of developing oil and gas properties for profit. In addition, during fiscal year 2004, the Company began providing contract services to an affiliate, Gulftex Operating, Inc (‘Gulftex”). The services continued to August 31, 2006 when the agreement was terminated by mutual agreement.
The Company owns wells located in East Texas and has an interest in wells in Parker and Wise Counties, Texas. Also, the Company has a minor interest in wells in Oklahoma.
The Company conducts substantial transactions with Gulftex. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected.
3. GOING CONCERN:
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the company has negative stockholders’ equity and working capital. In addition, the Company has experienced continued operating losses including a net loss of $494,215 for the six months ended May 31, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Revenue Recognition
     For the six months ended May 31, 2006, the majority of the Company’s revenue was derived from contract services provided to Gulftex, a company in which Mr. Burroughs, President, is a 50% shareholder. Under this arrangement, the Company provided lease and project generation services and administrative assistance to Gulftex for a fixed fee, with the revenue being recognized at the time the services are completed. Progress payments received were deferred until such time as the revenue is earned. This contract fee arrangement was terminated by mutual agreement on August 31, 2006. For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.

     Principles of Consolidation
     The condensed consolidated financial statements for the three and six months ended May 31, 2007 and 2006 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.
     Concentration of Credit Risk
     A significant amount $472,000, 83%, of the Company’s revenue for the six months ended May 31, 2006 was recorded as a result of the contract services provided by the Company to Gulftex. This contract fee arrangement terminated by mutual agreement on August 31, 2006. The Company received advances from Gulftex totaling $317,000 during the six months ended May 31, 2007 and $4,999 (net) during the six months ended May 31, 2006.
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
     Property and equipment at May 31, 2007 consists of the following:

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

     Oil and gas properties at May 31, 2007 consist of the following:

Proved oil and gas properties	$1,299,699
Accumulated depreciation, depletion and amortization	(1,064,272)

$235,427

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
The following table describes changes to the asset retirement liability for the six months ended May 31, 2007.

ARO at November 30, 2006	$186,761
Accretion expense	9,800
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	—

ARO at May 31, 2007	$196,561

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
6. RELATED PARTY TRANSACTIONS:
a.	The operator of the East Texas oil and gas leases, Gulftex is an affiliate of TBX. Mr. Burroughs is a 50% stockholder and president of the Company. TBX paid Gulftex $4,800 in both the six months ended May 31, 2007 and 2006 for activities associated with operating certain wells.

b.	The Company had a services arrangement with Gulftex. Under the arrangement, the Company provided lease and project generation services and administrative assistance to Gulftex for each joint venture on a venture-by-venture basis for a fee. The services were provided for a limited duration, typically three months. During the six months ended May 31, 2006 the Company earned $472,000, representing 83% of total revenue. The arrangement with Gulftex was not generated at arms-length. Fees received under this arrangement could differ significantly had the arrangement been entered into with an unaffiliated third party. The services agreement was terminated by mutual agreement on August 31, 2006.

c.	Gulftex operates certain oil and gas properties on behalf of the Company. At May 31, 2007 the Company has a liability to Gulftex in the amount of $46,575 related to wells operated by Gulftex on behalf of the Company.

d.	During the six months ended May 31, 2007, the Company received advances from Gulftex totaling $317,000. The balance due Gulftex as of May 31, 2007 is $569,018.

e.	The Company rents a total of 4,105 square feet of office space of which 292 square feet is used gratis by Gulftex.
7. STOCK BASED COMPENSATION:
During the six months ended May 31, 2006 the Company issued 5,000 shares of common stock to a consultant. The fair value of the stock $20,000 was recorded as a component of general and administrative expenses.
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Under the terms of the current agreement, the Company reversed the May 31, 2006 liability of $195,000 as of November 30, 2006. Also, In accordance with the terms of April l, 2007 Amended Employment Agreement, no compensation expense is recognized as of May 31, 2007 related to Mr. Burroughs’ potential common stock options.
The Company executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Dick O’Donnell, having a term of one year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. In addition, the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. Under the terms of the current agreement, the Company reversed the May 31, 2006 liability of $265,000 as of November 30, 2006. In March of 2007, Mr. O’Donnell exercised his April 1, 2006 option to purchase 25,000 shares of the Company’s common stock for $3,750. For the six months ended May 31, 2007 the Company recorded stock based compensation expense of $154,250 with a corresponding credit to paid-in capital.
A summary of the status of the Company’s equity awards as of May 31, 2007 and the changes during the current six month period is presented below:

		Weighted-
		Average
	Shares	Exercise Price
Options
Granted at November 30, 2006	75,000	$0.15
Granted	50,000	$0.15
Exercised	(25,000)	$0.15
Forfeited	—	—
Outstanding at May 31, 2007	100,000	$0.15

Options exercisable at May 31, 2007	100,000	$0.15

Weighted-average fair value of options granted during this quarter	$81,500

Weighted-average fair value of options granted in the year to date	$154,250
The weighted average fair value at date of grant for options during the six months ended May 31, 2007 was estimated using the Black-Scholes option valuation model with the following assumptions:

Average expected life in years	1
Average interest rate	5.25%
Average volatility	52%
Dividend yield	0%
A summary of the status of the Company’s vested and nonvested options and the weighted average grant date fair value per share is presented below:

		Weighted Average
		Grant Date
May 31, 2007	Shares	Fair Value
Vested	100,000	$3.11
Nonvested	—	—
Total	100,000	$3.11
As of May 31, 2007, the Company has no unrecognized compensation expense.
8. COMMITMENTS AND CONTINGENCIES:
The Company is currently obligated for $262,720 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through July 31, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,971.Rent expense for the six months ended May 31, 2007 and 2006 is $40,135 and $40,100, respectively.
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

On September 8, 2006, TBX Resources, Inc., entered into a merger agreement (the “Agreement”) with Earthwise Energy, Inc. (“Earthwise”), a Nevada corporation, and TBX Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of TBX. It is intended that for United States federal income tax purposes the merger qualify as a tax-free reorganization under the provisions of Section 368(a)(2)(E) of the United States Revenue Code of 1986, as amended. The closing of the merger is contingent upon the occurrence of specific events as outlined in the Agreement. As of the date of filing this report none of the events listed in the Agreement have occurred and under certain conditions enumerated in the Agreement, TBX would be obligated to pay Earthwise a termination fee of $100,000.

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
LIQUIDITY AND CAPITAL RESOURCES
As of May 31, 2007, we have total assets of $317,898 of which net oil and gas properties amount to $235,427 or 74.1% of the total assets. Our accumulated losses through May 31, 2007 totaled $11,458,310. At May 31, 2007, we have $20,661 in cash. The ratio of current assets to current liabilities is .10:1; we have no long-term debt other than the asset retirement obligation of $196,561. As of May 31, 2007, our shareholders equity was negative $691,596.
We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture fees and loans from affiliates. Our cash used for operations totaled $311,589 for the six months ended May 31, 2007 while cash provided by operations totaled $85,801 for the six months ended May 31, 2006. This represents a decrease of $397,390 in cash provided by operating activities. We received advances from Gulftex totaling $317,000 during the six months ended May 31, 2007.
RESULTS OF OPERATIONS
     For the second quarter ended May 31, 2007 we incurred a net loss of $290,788 as compared to a net loss of $113,740 for the same quarter last year. For the six months ended May 31, 2007 we incurred a net loss of $494,215 as compared to a net loss of $360,016 for the same period last year. The components of these results are explained in the following revenue and expenses explanations.
Revenues— The components of our revenues for the three and six months ended May 31, 2007 and 2006 are as follows:

			%			%
	Three Months Ended		Increase	Six Months Ended		Increase
	May 31, 2007	May 31, 2006	(Decrease)	May 31, 2007	May 31, 2006	(Decrease)
Revenues :
Oil and gas sales	$70,950	$23,296	204.56%	$143,166	$98,526	45.31%
Joint venture contract fees	—	322,000	-100.00%	—	472,000	-100.00%

Total revenues	$70,950	$345,296	-79.45%	$143,166	$570,526	-74.91%

     Oil and gas sales increased $47,654 for the three months and $44,640 for the six months ended May 31, 2007 over the same period last year due to increased production from our East Texas and Wise County properties. Offsetting the increase in production was a reduction in the prices received for our oil and natural gas. Average prices received for oil and gas decreased 9% and 16%, respectively.
     Joint venture contract revenue is the revenue earned for services that are provided to Gulftex related to formation and funding of joint ventures. The services agreement was terminated by mutual agreement on August 31, 2006.
Expenses- The components of our expenses for the three and six months ended May 31, 2007 and 2006 are as follows:

			%			%
	Three Months Ended		Increase	Six Months Ended		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Expenses:
Lease operating and taxes	$79,376	$61,687	28.68%	$122,253	$105,876	15.47%
General and administrative	270,511	372,982	-27.47%	484,424	777,801	-37.72%
Depreciation, depl, amort., & accretion	19,288	24,367	-20.84%	36,954	47,465	-22.14%

Total expenses	$369,175	$459,036	-19.58%	$643,631	$931,142	-30.88%

     Lease operating expenses increased $17,689 for the quarter ended May 31, 2007 and $16,537 for the six months ended May 31, 2007 over the same periods last year. The increases are attributable to higher operating expenses for our East Texas and Wise County properties. TBX paid Gulftex $29,376 for lease operating expenses and $2,400 for contract operating services for the three months ended May 31, 2007 and $56,550 for lease operating expenses and $2,400 for contract operating services for the three months ended May 31, 2006. TBX paid Gulftex $63,165 for lease operating expenses and an additional $4,800 for contract operating services for the six months ended May 31, 2007 and $88,074 for lease operating expenses and $4,800 for contract operating services for the six months ended May 31, 2006.
     General and administrative expenses decreased $102,471 for the three months ended May 31, 2007 as compared to the same period last year. The decrease in general and administrative expenses is attributable to lower compensation cost related to stock options based compensation of $18,500, lower professional fees of $90,727 offset by higher expenses in all other categories totaling $6,756. General and administrative expenses decreased $293,377 for the six months ended May 31, 2007 as compared to the same period last year. The decrease in general and administrative expenses is attributable to lower compensation cost related to stock options based compensation of $180,750, lower professional fees of $107,091 and lower expenses in all other categories totaling $5,536.
     The decrease in depreciation, depletion, and amortization expense is primarily attributable to the lower oil and gas property values from the same period last year. On November 30, 2006, we reduced the value of our oil and gas properties in accordance with SFAS No., 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accretion expense totaled $4,900 for the three months ended May 31, 2007and 2006 and $9,800 for the six months ended May 31, 2007and 2006.
     The Company sold its working interest in a well located in Caddo County, Oklahoma on March 1, 2007 for $6,250.00 and wrote off the fully depleted property value of $49,147. There were no comparable sales of working interest for the six months ended May 31, 2006.
     We have not recorded any income taxes for the six months ended May 31, 2007 because of our continued operating losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
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
     PROPERTIES
     The following is a breakdown of our properties by field as of May 31, 2007:

	Gross	Net
	Producing	Producing
	Well	Well
Name of Field or Well	Count	Count
Mitchell Creek	1	0.48
Talco Field	5	2.00
Quitman Field	3	2.40
Manziel Field	1	0.80
Newark East	8	0.75
Camargo NW Field	2	0.03
Harmon SE Field	1	0.01
     PRODUCTIVE WELLS AND ACREAGE:
     The following is a breakdown of our productive wells and acreage as of May 31, 2007:

			Total		Total
	Total	Net	Gross	Net	Gross	Total Net
	Gross Oil	Productive	Gas	Productive	Developed	Developed
Geographic Area	Wells	Oil Wells	Wells	Gas Wells	Acres	Acres
East Texas Region	10	5.68	—	—	1,172.20	665.81
Wise County	2	0.73	—	—	224	81.76
Parker County	—	—	6	.024	—	—
Anadarko Basin	3	.04	—	—	480	19.20

     Notes:
1.	Total Gross Oil Wells was calculated by subtracting 5 wells designated as injection wells and 8 wells which are either shut-in or inactive from the 34 wells TBX Resources, Inc holds a working or overriding interest in as of May 31, 2007.
2.	Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 21 Gross Oil Wells and adding the resulting products.
3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds a working interest.
4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.
5.	All acreage in which we hold a working interest as of May 31, 2007 have or had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be accurately classified as developed.
6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
     ANADARKO BASIN- WESTERN OKLAHOMA
     No additional working interests were purchased in the current six months. All three of the wells we currently hold an interest in are producing natural gas and or oil. Although the wells are currently producing natural gas and or oil there can be no assurance that they will continue to do so. In addition to the above described wells we own working interests in two lease tracts; one located in Ellis County, Oklahoma with a gross acreage interest of 27.5% in 1,505 acres and the second located in Canadian County, Oklahoma, constituting a gross acreage interest of 20% in 240 acres. The Company also has a 3% interest in 640 acres in Beckham County, Oklahoma.
     OIL AND GAS PARTNERSHIP INTERESTS
     We own partnership interests in the Johnson No. 1-H, Johnson No. 2-H and Hagansport #1 and #2 Unit Joint Ventures of 57.55%, 58.66%, 32.89% and 66.67%, respectively. We did not acquire any additional partnership interests during the period ended May 31, 2007.
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

OVERVIEW
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
ITEM 3. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-QSB. Based on this evaluation, management has concluded that, as of May 31, 2007 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
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
Limitations on the Effectiveness of Controls. The Company’s management, including the CEO / CFO, does not expect that it’s Disclosure Controls or its Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

Amended Form 8-K Current Report, Items 4.01 and 9.01 filed on April 25, 2007.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC. DATE: July 20, 2007
SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/
CHIEF FINANCIAL OFFICER

Exhibit Index

No.	Description

31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.