Form 10QSB
period 2007-08-31
TBX RESOURCES INC
filed 2007-10-18
CIK 1108645

UNITED STATES SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDING August 31, 2007

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
     Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 15, 2007, there were 3,977,442 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AUGUST 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$4,986
Oil and gas revenue receivable	30,626
Inventory	26,010

Total current assets	61,622

Oil and gas properties (successful efforts method), net	221,741

Other	6,211

Total Assets	$289,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$69,026
Advances from affiliate	724,969
Deferred revenue	26,010

Total current liabilities	820,005

Long-term Liabilities
Asset retirement obligation	201,461

Non-controlling interest in Consolidated Subsidiary	72,000

Commitments and Contingencies (Note 8)	—

Stockholders’ Deficit
Preferred stock-$.01 par value; authorized 10,000,000; no shares outstanding	—
Common stock-$.01 par value; authorized 100,000,000 shares; 3,977,442 shares issued and outstanding at August 31, 2007	39,774
Additional paid-in capital	10,794,689
Accumulated deficit	(11,638,355)

Total stockholders’ deficit	(803,892)

Total Liabilities and Stockholders’ Deficit	$289,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	Aug 31, 2007	Aug 31, 2006	Aug 31, 2007	Aug 31, 2006

Revenues:
Oil and gas sales	$42,359	$83,798	$185,524	$228,705
Joint venture contract fees (related party)	—	133,615	—	605,615

Total revenues	42,359	217,413	185,524	834,320

Expenses:
Lease operating and taxes (including $2,400 for the three months and $7,200 for the nine months of 2007 and 2006 to related party)	58,743	64,647	180,995	262,537
General and administrative	145,075	291,769	629,499	1,069,570
Depreciation, depletion, amortization and accretion	18,587	25,523	55,541	72,988

Total expenses	222,405	381,939	866,035	1,405,095

Operating Loss	(180,046)	(164,526)	(680,511)	(570,775)

Other Income (Expense):
Gain on sale of oil and gas property	—	—	6,250	—

Loss Before Provision for Income Taxes	(180,046)	(164,526)	(674,261)	(570,775)
Provision for income taxes	—	—	—	—

Net Loss	$(180,046)	$(164,526)	$(674,261)	$(570,775)

Net Loss per Common Share, Basic and Diluted	$(0.05)	$(0.04)	$(0.17)	$(0.15)

Weighted Average Common Shares Outstanding:
Basic and Diluted	3,932,417	3,807,417	3,921,468	3,806,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	Aug 31, 2007	Aug 31, 2006
Cash Flows From Operating Activities:
Net Loss	$(674,261)	$(570,775)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on sale of oil and gas property	(6,250)	—
Depreciation, depletion, amortization and accretion	55,541	72,988
Stock based compensation	218,250	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and gas revenue receivable	(16,761)	62,600
Inventory	12,710	—
Increase (decrease) in:
Accounts payable and accrued expenses	(63,484)	153,546
Accrued compensation	—	365,000
Deferred revenue and other	(12,710)	(7,404)

Net cash provided (used) by operating activities	(486,965)	75,955

Cash Flows From Investing Activities:
Proceeds from sale of oil and gas property	6,250	—
Development of oil and gas properties	—	(99,150)

Cash flows provided by (used in) investing activities	6,250	(99,150)

Cash Flows From Financing Activities:
Advances from affiliate-net	472,951	(15,000)
Exercise of 50,000 common stock options	7,500	—
Payments to minority interest holders	—	(22,000)
Issuance of common stock for services	—	20,000

Net cash flows provided by (used in) financing activities	480,451	(17,000)

Net Decrease In Cash	(264)	(40,195)
Cash at beginning of period	5,250	128,452

Cash at end of period	$4,986	$88,257

Non Cash Investing Activities
Payment to minority interest holders by affiliate	$—	$20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007
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
3. GOING CONCERN:
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has negative stockholders’ equity and working capital. In addition, the Company has experienced continued operating losses including a net loss of $674,261 for the nine months ended August 31, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Revenue Recognition
     For the nine months ended August 31, 2006, the majority of the Company’s revenue was derived from contract services provided to Gulftex, a company in which Mr. Burroughs, President, is a 50% shareholder. Under this arrangement, the Company provided lease and project generation services and administrative assistance to Gulftex for a fixed fee, with the revenue being recognized at the time the services are completed. Progress payments received were deferred until such time as the revenue is earned. This contract fee arrangement was terminated by mutual agreement on August 31, 2006. For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.

     Principles of Consolidation
     The condensed consolidated financial statements for the three and nine months ended August 31, 2007 and 2006 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No., A1, Johnson No. A2, Hagansport Unit joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.
     Concentration of Credit Risk
     A significant amount $605,615, 73%, of the Company’s revenue for the nine months ended August 31, 2006 was recorded as a result of the contract services provided by the Company to Gulftex. This contract fee arrangement terminated by mutual agreement on August 31, 2006. The Company received net advances from Gulftex totaling $724,969 during the nine months ended August 31, 2007 and $4,295 during the nine months ended August 31, 2006.
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
     Property and equipment at August 31, 2007 consists of the following:

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

     Oil and gas properties at August 31, 2007 consist of the following:

Proved oil and gas properties	$1,299,699
Accumulated depreciation, depletion and amortization	(1,077,958)

$221,741

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
     The following table describes changes to the asset retirement liability for the nine months ended August 31, 2007.

ARO at November 30, 2006	$186,761
Accretion expense	14,700
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	—

ARO at August 31, 2007	$201,461

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
6. RELATED PARTY TRANSACTIONS:
a.	The operator of the East Texas oil and gas leases, Gulftex is an affiliate of TBX. Mr. Burroughs is a 50% stockholder and president of the Company. TBX paid Gulftex $7,200 in both the nine months ended August 31, 2007 and 2006 for activities associated with operating certain wells.

b.	The Company had a services arrangement with Gulftex. Under the arrangement, the Company provided lease and project generation services and administrative assistance to Gulftex for each joint venture on a venture-by-venture basis for a fee. The services were provided for a limited duration, typically three months. During the nine months ended August 31, 2006 the Company earned $605,615, representing 73% of total revenue. Fees received under this arrangement could differ had the arrangement been entered into with an unaffiliated third party. The services agreement was terminated by mutual agreement on August 31, 2006.

c.	Gulftex operates certain oil and gas properties on behalf of the Company. At August 31, 2007 the Company has a liability to Gulftex in the amount of $9,929 related to wells operated by Gulftex on behalf of the Company.

d.	During the nine months ended August 31, 2007, the Company received advances from Gulftex totaling $497,000. The balance due Gulftex as of August 31, 2007 is $724,969 (see note 6.e.).

e.	Effective June 1, 2007, the Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relate to Gulftex’s operations. The

Company charged Gulftex $24,049 in the current quarter that was used to offset advances from Gulftex with a corresponding credit to general and administrative expense.
7. STOCK BASED COMPENSATION:
During the nine months ended August 31, 2006, the Company issued 5,000 shares of common stock to a consultant. The fair value of the stock $20,000 was recorded as a component of general and administrative expenses.
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forego his eligibility to call for stock options for fiscal years 2005 and 2006. Under the terms of the current agreement, the Company reversed the August 31, 2006 liability of $210,000 as of November 30, 2006. Also, in accordance with the terms of April l, 2007 Amended Employment Agreement, no compensation expense is recognized as of August 31, 2007 related to Mr. Burroughs’ potential common stock options.
The Company executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Dick O’Donnell, having a term of one year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. In addition, the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. Under the terms of the current agreement, the Company reversed the August 31, 2006 liability of $280,000 as of November 30, 2006. Mr. O’Donnell exercised his options to purchase 50,000 shares of the Company’s common stock for $7,500 in the current fiscal year. For the nine months ended August 31, 2007 the Company recorded stock based compensation expense of $218,250 with a corresponding credit to paid-in capital.
A summary of the status of the Company’s equity awards as of August 31, 2007 and the changes during the current nine month period is presented below:

		Weighted-
		Average
	Shares	Exercise Price
Options
Granted at November 30, 2006	75,000	$0.15
Granted	75,000	$0.15
Exercised	(50,000)	$0.15
Forfeited	—	—

Outstanding at August 31, 2007	100,000	$0.15

Options exercisable at August 31, 2007	100,000	$0.15

Weighted-average fair value of options granted during this quarter	$64,000

Weighted-average fair value of options granted in the year to date	$218,250

The weighted average fair value at date of grant for options during the nine months ended August 31, 2007 was estimated using the Black-Scholes option valuation model with the following assumptions:

Average expected life in years	1
Average interest rate	5.25%
Average volatility	81%
Dividend yield	0%
A summary of the status of the Company’s vested and nonvested options and the weighted average grant date fair value per share is presented below:

		Weighted Average
		Grant Date
August 31, 2007	Shares	Fair Value
Vested	100,000	$2.82
Nonvested	—	—

Total	100,000	$2.82

As of August 31, 2007, the Company has no unrecognized compensation expense.
8. COMMITMENTS AND CONTINGENCIES:
The Company is currently obligated for $245,787 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through July 31, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,995. Rent expense for the nine months ended August 31, 2007 and 2006 is $58,211 and $54,720, respectively.
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

On September 8, 2006, TBX Resources, Inc., entered into a merger agreement (the “Agreement”) with Earthwise Energy, Inc. (“Earthwise”), a Nevada corporation, and TBX Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of TBX. It is intended that for United States federal income tax purposes the merger qualify as a tax-free reorganization under the provisions of Section 368(a)(2)(E) of the United States Revenue Code of 1986, as amended. The closing of the merger is contingent upon the occurrence of specific events as outlined in the Agreement. As of the date of filing this report none of the events listed in the Agreement have occurred and under certain conditions enumerated in the Agreement, there is a termination fee of $100,000.

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
LIQUIDITY AND CAPITAL RESOURCES
As of August 31, 2007, we have total assets of $289,574 of which net oil and gas properties amount to $221,741 or 76.6% of the total assets. Our accumulated losses through August 31, 2007 totaled $11,638,355. At August 31, 2007, we have $4,986 in cash. The ratio of current assets to current liabilities is

.06:1; we have no long-term debt other than the asset retirement obligation of $201,461. As of August 31, 2007, our shareholders equity was negative $803,892.
We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture fees and loans from affiliates. Our cash used for operations totaled $486,965 for the nine months ended August 31, 2007 while cash provided by operations totaled $75,955 for the nine months ended August 31, 2006. This represents a decrease of $562,920 in cash provided by operating activities. We received advances from Gulftex totaling $497,000 during the nine months ended August 31, 2007.
RESULTS OF OPERATIONS
     For the third quarter ended August 31, 2007 we incurred a net loss of $180,046 as compared to a net loss of $164,526 for the same quarter last year. For the nine months ended August 31, 2007 we incurred a net loss of $674,261 as compared to a net loss of $570,775 for the same period last year. The components of these results are explained in the following revenue and expenses explanations.
Revenues- The components of our revenues for the three and nine months ended August 31, 2007 and 2006 are as follows:

			%			%
	Three Months Ended		Increase	Nine Months Ended		Increase
	Aug 31, 2007	Aug 31, 2006	(Decrease)	Aug 31, 2007	Aug 31, 2006	(Decrease)
Revenues:
Oil and gas sales	$42,359	$83,798	-49.45%	$185,524	$228,705	-18.88%
Joint venture contract fees	—	133,615	-100.00%	—	605,615	-100.00%

Total revenues	$42,359	$217,413	-80.52%	$185,524	$834,320	-77.76%

     Oil and gas sales decreased $41,439 for the three months and $43,181 for the nine months ended August 31, 2007 over the same period last year due to decreased production from our Hagansport Unit joint venture wells and Wise County properties. In addition, prices received for oil decreased approximately 15% for the three months ended August 31,2007 and 7% for the nine months ended August 31, 2007 over the same periods last year. Gas prices increased approximately 5% for the three months ended August 31, 2007 and 36% for the nine months ended August 31, 2007 over the same periods last year.
     Joint venture contract revenue is the revenue earned for services that are provided to Gulftex related to formation and funding of joint ventures. The services agreement was terminated by mutual agreement on August 31, 2006.
Expenses- The components of our expenses for the three and nine months ended August 31, 2007 and 2006 are as follows:

			%			%
	Three Months Ended		Increase	Nine Months Ended		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Expenses:
Lease operating and taxes	$58,743	$64,647	-9.13%	$180,995	$262,537	-31.06%
General and administrative	145,075	291,769	-50.28%	629,499	1,069,570	-41.14%
Depreciation, depl, amort., & accretion	18,587	25,523	-27.18%	55,541	72,988	-23.90%

Total expenses	$222,405	$381,939	-41.77%	$866,035	$1,405,095	-38.36%

     Lease operating expenses decreased $5,904 for the quarter ended August 31, 2007 and $81,542 for the nine months ended August 31, 2007 over the same periods last year. The decreases are attributable to lower operating expenses for our East Texas and Wise County properties. TBX paid Gulftex $43,563 for lease operating expenses and $2,400 for contract operating services for the three months ended August 31, 2007 and $108,454 for lease operating expenses and $2,400 for contract operating services for the three months ended August 31, 2006. TBX paid Gulftex $145,111 for lease operating expenses and an additional $7,200 for contract operating services for the nine months ended August 31, 2007 and $192,236 for lease operating expenses and $7,200 for contract operating services for the nine months ended August 31, 2006.
     General and administrative expenses decreased $146,694 for the three months ended August 31, 2007 as compared to the same period last year. The decrease in general and administrative expenses is attributable to higher compensation cost related to stock options based compensation of $34,000, lower professional fees of $134,272, lower administrative costs due to charges to Gulftex $24,087, lower joint venture expenses of $12,452 and lower expenses in all other categories totaling $9,883. General and administrative expenses decreased $440,071 for the nine months ended August 31, 2007 as compared to the same period last year. The decrease in general and administrative expenses is attributable to lower compensation cost related to stock options based compensation of $146,750, lower professional fees of $239,358 lower administrative costs due to charges to Gulftex $24,087, lower joint venture expenses of $12,452, and lower expenses in all other categories totaling $17,424.
     The decrease in depreciation, depletion, and amortization expense is primarily attributable to the lower oil and gas property values from the same period last year. On November 30, 2006, we reduced the value of our oil and gas properties in accordance with SFAS No., 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accretion expense totaled $4,900 for the three months ended August 31, 2007and 2006 and $14,700 for the nine months ended August 31, 2007and 2006.
     The Company sold its working interest in a well located in Caddo County, Oklahoma on March 1, 2007 for $6,250 and wrote off the fully depleted property value of $49,147. There were no comparable sales of working interest for the nine months ended August 31, 2006.
     We have not recorded any income taxes for the nine months ended August 31, 2007 because of our continued operating losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
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
     PROPERTIES
     The following is a breakdown of our properties by field as of August 31, 2007:

	Gross Producing	Net Producing
Name of Field or Well	Well Count	Well Count
Mitchell Creek	1	0.48
Talco Field	5	2.00
Quitman Field	3	2.40
Manziel Field	1	0.80
Newark East	8	0.75
Camargo NW Field	2	0.03
Harmon SE Field	1	0.01
     PRODUCTIVE WELLS AND ACREAGE:
     The following is a breakdown of our productive wells and acreage as of August 31, 2007:

	Total Gross	Net Productive	Total Gross	Net Productive	Total Gross	Total Net
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Developed Acres	Developed Acres

East Texas Region	10	5.68	—	—	1,172.20	665.81
Wise County	2	0.73	—	—	224	81.76
Parker County	—	—	6	.024	—	—
Anadarko Basin	3	.04	—	—	480	19.20
     Notes:
1.	Total Gross Oil Wells was calculated by subtracting 5 wells designated as injection wells and 8 wells which are either shut-in or inactive from the 34 wells TBX Resources, Inc holds a working or overriding interest in as of August 31, 2007.

2.	Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 21 Gross Oil Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds a working interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.

5.	All acreage in which we hold a working interest as of August 31, 2007 have or had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be accurately classified as developed.

6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
     ANADARKO BASIN- WESTERN OKLAHOMA
     No additional working interests were purchased in the current nine months. All three of the wells we currently hold an interest in are producing natural gas and or oil. Although the wells are currently producing natural gas and or oil there can be no assurance that they will continue to do so. In addition to the above described wells we own working interests in two lease tracts; one located in Ellis County, Oklahoma with a gross acreage interest of 27.5% in 1,505 acres and the second located in Canadian County, Oklahoma, constituting a gross acreage interest of 20% in 240 acres. The Company also has a 3% interest in 640 acres in Beckham County, Oklahoma.
     OIL AND GAS PARTNERSHIP INTERESTS
     We own partnership interests in the Johnson No. 1-H, Johnson No. 2-H and Hagansport #1 and #2 Unit Joint Ventures of 57.55%, 58.66%, 32.89% and 66.67%, respectively. We did not acquire any additional partnership interests during the period ended August 31, 2007.
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
ITEM 3. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-QSB. Based on this evaluation, management has concluded that, as of August 31, 2007 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
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
     (b) REPORTS ON FORM 8-K
          None
     SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC.

DATE: October 18, 2007

SIGNATURE:	/s/ Tim Burroughs TIM BURROUGHS, PRESIDENT/ CHIEF FINANCIAL OFFICER