Form 10KSB
period 2007-11-30
TBX RESOURCES INC
filed 2008-12-24
CIK 1108645

SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2007
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
Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐      No   ☑
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Issuer’s revenues for the most recent fiscal year were $300,272.
On December 19, 2008, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $711,404. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on December 19, 2008, as reported on the Over-The-Counter Pink Sheet Market.
As of December 19, 2008, the Company had 4,027,442 issued and outstanding shares of common stock.
Documents Incorporated by Reference: None
Transitional Small Business Disclosure Format: Yes   ☐      No   ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS
TBX Resources, Inc. was incorporated in the state of Texas in March 1995. Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire producing oil and gas leases and wells. We have explored and will continue to explore all avenues possible to raise the funds required. However, there is no assurance that we will be able to raise sufficient funds to execute our plans or that if successful in securing the funds our actual financial results will improve.
As of November 30, 2007, we had total assets of $319,633 of which net oil and gas properties amounted to $223,638 or 70.0% of our total assets. At November 30, 2007, we had $23,821 in cash and a working capital deficit of $876,499. Our cumulative losses through November 30, 2007, totaled $11,739,483. Our revenues for our fiscal year ended November 30, 2007 were $300,272 and our net loss for the same period was $775,389. Our ratio of current assets to current liabilities is 0.09:1; we have no long-term debt other than our asset retirement obligation of $153,370. As of November 30, 2007, our shareholders’ equity was a negative $872,020.
Our company has experienced operating losses over the past several years. We do not have sufficient working capital or revenues to sustain our operations. If no additional funds are received, we will be forced to rely on existing oil and gas revenue and upon additional funds which may or may not be loaned by an affiliate, Gulftex Operating, Inc., a company in which our president, Tim Burroughs, is a 50% stockholder, to preserve the viability of the corporate entity. During the fiscal year ended November 2007 Gulftex loaned our company $507,000. No formal commitments or arrangements currently exist with the affiliate to advance or loan funds to the Company. In the event we are unable to acquire sufficient funds, the Company’s ongoing operations will be negatively impacted and we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business.
Our mission is to be a publicly traded, independent oil and gas production company which can take full advantage of opportunities resulting from the major oil companies’ lack of interest in domestic oil and gas properties. In particular, most major oil companies are currently more interested in devoting their exploration dollars toward the development of oil and gas fields that are either offshore and/or not located in the United States, primarily because of the assumption by the major oil companies that domestic oil and gas properties have been significantly depleted. In addition, due to the extent of the development of domestic oil and gas properties, it is more likely that a significant new discovery in the oil and gas industry would likely be conducted in those areas that have not been so heavily developed, generally being properties that are not contained within the United States. Because major oil companies are more interested in developing their offshore and overseas holdings, they often ignore on-shore opportunities and sell their domestic properties at prices that are attractive to independent oil companies who have significantly lower administrative and operating costs. Due to our lower infrastructure costs, we believe that our costs of owning and operating domestic oil and gas properties are lower which allows us to acquire and operate properties that could be profitable for us but would not be profitable for most major oil companies.
MERGER AND JOINT VENTURE AGREEMENTS
Merger Agreement
On September 8, 2006, TBX Resources, Inc., entered into a merger agreement (the “Agreement”) with Earthwise Energy, Inc., a Nevada corporation, and TBX Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of TBX. Earthwise purportedly is an oil and gas company, located in Dallas, Texas, which represented it had certain oil and gas lease assets and managed several oil and gas joint venture partnerships. The original agreement was subject to an automatic expiration if the business combination did not occur effective December 31, 2007. When the parties did not reach agreement by the expiration date the parties agreed to continue to attempt to complete the business combination. We have terminated all negotiations with Earthwise and are no longer anticipating any business combination with them. There is no penalty or other assessment due to either party as a result of the termination of negotiations.
Company Agreements
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
WELLS HELD BY THE COMPANY
As further described in the description of properties section, during the fiscal year ended 2007 we owned all or a portion of 22 wells located in Hopkins, Franklin, and Wood Counties, Texas (East Texas). Of the 22 wells located in East Texas, 9 wells were producing oil, 5 wells were designated as water supply wells and the remaining 8 wells were either shut-in, scheduled to be brought back into production or were designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil We also have an interest in two producing oil wells in Wise County, Texas. In addition, we have a minor overriding interest in one producing gas well in Parker County, Texas and five producing gas wells in Denton County, Texas. Also, we have a minor interest in three wells in Ellis County, Oklahoma. All three of the wells are in production for oil and natural gas.
Effective April 1, 2008, we sold our East Texas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs, our president, is a 50% shareholder) in exchange for Gulftex agreeing to pay our outstanding payables and in repayment for the advances already owed to Gulftex. As additional consideration, Gulftex assumed our East Texas asset retirement obligations. The total sum of the payables and advances at the time of the exchange was $1,066,387.76
DEVELOPMENT AND OPERATING ACTIVITIES
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
In addition, in order to finance future development and operating activities, we will sponsor or manage public or private partnerships depending upon the number, size and economic feasibility of our generated prospects, the level of participation of industry partners and various other factors. However, potential investors should note that we currently do not have in place any definite financing opportunities and there can be no assurance that we will be able to enter into such financing arrangements or that if we are able to enter into such arrangements, we will be able to achieve any profitability as a result of our operations.
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
BUSINESS RISKS
Our ability to continue as a going concern is dependent upon our ability to attract additional capital.
We are in need of additional capital in the form of new equity or debt in an amount which will allow us to maintain our operations and acquire additional producing oil and gas properties. Should we raise additional capital through a public or private offering our current stockholders could be substantially diluted. If we are unable to find sufficient capital to sustain our operations then we will have no choice but to cease operations.
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
Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given world geopolitical conditions. Our cash flow from operations is highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow or have outstanding under or bank credit facility is subject to semi-annual redeterminations. Oil prices are likely to affect us more than natural gas prices because approximately 70% of our proved reserves are oil. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:
-	the level of consumer demand for oil and natural gas;

-	the domestic and foreign supply of oil and natural gas;

-	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

-	the price of foreign oil and natural gas;

-	domestic governmental regulations and taxes;

-	the price and availability of alternative fuel sources;

-	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

-	market uncertainty;

-	political conditions in oil and natural gas producing regions, including the Middle East; and

-	world wide economic conditions.

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
Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $1.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2007, NYMEX oil prices were high throughout the year, averaging over $72.00 per Bbl for 2007. While we attempt to obtain the best price for our crude in our marketing efforts, we cannot control these market price swings and are subject to the market volatility for this type of oil. These price differentials relative to NYMEX prices can have as much of an impact on our profitability as does the volatility in the NYMEX oil prices.
Natural gas prices have also experienced volatility during the last few years. During 1999, natural gas prices averaged approximately $2.35 per Mcf and, like crude oil, have generally trended upward since that time, although with significant fluctuations along the way. During 2006, NUMEX natural gas prices averaged $7.33 per MMBtu and in 2007, averaged $8.73 per MMBtu.
We may not be able to replace our reserves or generate cash flows if we are unable to raise capital.
We make, and will continue to make, substantial capital expenditures for the acquisition and production of oil and gas reserves. Historically, we have financed these expenditures primarily with cash generated by operations and proceeds from bank borrowings and equity financing. If our revenues or borrowing base decrease as a result of lower oil and gas prices, operating difficulties or decline in reserves, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. Additional debt or equity financing or cash generated by operations may not be available to meet these requirements.
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
There are substantial risks in acquiring producing properties.
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
Our executive officers and their affiliates beneficially own a substantial percentage of our outstanding common stock. This concentration of ownership could have the effect of delaying or preventing a change in control of the company, or otherwise discouraging a potential acquirer from attempting to obtain control of the company. This could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.
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
OFFICES
We maintain our corporate offices at 3030 LBJ Freeway, Suite 1320, Dallas, Texas 75234, and pay monthly base rental of $5,644. Our lease runs from February 1, 2004 through February 28, 2011 at a cost of approximately $454,629. As of November 30, 2007 the company’s continuing obligation under the base lease is approximately $228,854.
ITEM 2. DESCRIPTION OF PROPERTY
GENERAL. Following is information concerning production from our oil and gas wells, productive well counts and both producing and undeveloped acreage. Our oil and gas properties are located within the northern part of the east Texas salt basin. The earliest exploration in this area dates back to the early 1920s and 1930s, when frontier oil producers were exploring areas adjacent to the famous “East Texas field” located near the town of Kilgore, Texas. We have leasehold rights in three oil and gas fields located in Hopkins, Franklin, and Wood Counties, Texas. During the fiscal year ended November 30, 2005 we acquired an interest in two Barnett Shale gas wells in Wise County, Texas. We also have a minor overriding interest in six Barnett Shale gas wells. We previously acquired several wells and acreages in Oklahoma that are described following the Texas properties below.
Effective April 1, 2008, we sold our East Texas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs is a 50% shareholder) in exchange for our payables and in repayment of advances owed to Gulftex in the total sum of $1,066,387.76. As additional consideration, Gulftex assumed our East Texas asset retirement obligations.
RESERVES REPORTED TO OTHER AGENCIES. We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.
PROPERTIES. The following is a breakdown of our properties:

	Oil	Gas
	(BBL)	(MCF)
Proved Reserves November 30, 2006	14,953	61,595
Revisions to previous estimates	8,164	35,321
Purchases	—	—
Production	(3,446)	(18,731)
Sales, transfers and retirements	—	—

Proved Reserves November 30, 2007	19,671	78,185

     The following information pertains to our properties as of November 30, 2007:

			Proved	Proved
	Proved	Proved	Developed	Developed
	Reserves:	Reserves:	Reserves:	Reserves:
Name of	Oil	Gas	Oil	Gas
Field or Well	(bbls)	(mcf)	(bbls)	(mcf)
Manziel Field	11,795	0	11,795	0
Talco Field	4,293	0	4,293	0
Quitman Field	1,716	0	1,716	0
Newark East	1,861	78,121	1,861	78,121
Harmon SE Field	6	64	6	64
PRODUCTIVE WELLS AND ACREAGE

		Net		Net	Total Gross	Total Net
	Total Gross	Productive	Total Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gass Wells	Gass Wells	Acres	Acres
East Texas Region	9	4.58	—	—	1,172.20	596.85
Wise County	2	.65	—	—	224	73.18
Parker County	—	—	6	.02	—	—
Anadarko Basin	3	.05	—	—	480	7.70
Notes:
1.	Total Gross Oil Wells was calculated by subtracting 5 wells designated as Injection Wells and 8 shut-in wells from the 33 wells owned and/or operated by TBX Resources, Inc. as of November 30, 2007.
2.	Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 20 Gross Oil Wells and adding the resulting products.
3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds an interest.
4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.
5.	All acreage in which we hold a working interest as of November 30, 2007 have or had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be accurately classified as developed.
6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which our property is the subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the security holders during fiscal year 2007.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Prices for our common stock are currently quoted in the over-the-counter Pink Sheets maintained by the National Quotation Bureau (NQB) owned Pink Sheet OTC Market, Inc. and our ticker symbol is TBXC.PK. Prices for our stock were approved for quotation on the over-the-counter on January 27, 2001. The following table shows the high and low bid information for our common stock for each quarter during which prices for our common stock have been quoted.

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2007	$2.85	$2.85
Quarter ending May 31, 2007	$2.75	$2.80
Quarter ending August 31, 2007	$1.55	$1.55
Quarter ending November 30, 2007	$1.75	$1.75

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2006	$4.20	$4.40
Quarter ending May 31, 2006	$2.60	$3.00
Quarter ending August 31, 2006	$2.10	$2.90
Quarter ending November 30, 2006	$3.50	$3.50
The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 805 shareholders of record for our common stock as of November 30, 2007.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
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
RECENT DEVELOPMENTS
Going Concern and Liquidity Problems
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at November 30, 2007. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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

Sale of Assets to Related Party
On June 4, 2008, we executed a sales agreement (effective April 1, 2008) with Gulftex Operating, Inc. (Gulftex), a company in which Mr. Burroughs is a 50% shareholder. Under the agreement, we transferred all of our East Texas oil and gas properties with a net book value of approximately $95,000 to Gulftex. In consideration for the transfer of the properties, Gulftex is forgiving our trade payables and advances that totaled approximately $1.1 million. In addition, Gulftex will assume our East Texas asset retirement obligations with a book value of approximately $156,000. We recorded a gain of approximately $1.1 million on the sale.
Merger Agreement
On September 8, 2006, TBX Resources, Inc., entered into a merger agreement (the “Agreement”) with Earthwise Energy, Inc., a Nevada corporation, and TBX Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of TBX. Earthwise purportedly is an oil and gas company, located in Dallas, Texas, which represented it had certain oil and gas lease assets and managed several oil and gas joint venture partnerships. The original agreement was subject to an automatic expiration if the business combination did not occur effective December 31, 2007. When the parties did not reach agreement by the expiration date the parties agreed to continue to attempt to complete the business combination. We have terminated all negotiations with Earthwise and are no longer anticipating any business combination with them. There is no penalty or other assessment due to either party as a result of the termination of negotiations.
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
Employment Agreements
The company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Burroughs for three years. Under the terms of the agreement, Mr. Burroughs was entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the company; for example, when the company completes a major acquisition, funding or financing. Mr. Burroughs has agreed with our Board of Directors to give up the 10% bonus provision. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative subject to Mr. Burroughs serving as an employee of the company for a three year period.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2007.
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

Other
The company had a services agreement with Gulftex Operating, Inc., a company in which Mr. Burroughs is a 50% shareholder. Under the agreement, we performed lease and project generation services and provide administrative assistance on a venture by venture basis for a fee. The company earned approximately $609,339 in such fees, representing approximately 67% of total 2006 revenue. The services agreement with Gulftex was terminated by mutual agreement on August 31, 2006.
On June 1, 2007 we entered in a services agreement with Gulftex Operating, Inc. Under the agreement the Company is charging Gulftex for a portion of administrative services and rent. For the six months ended November 30, 2007 the Company was paid $48,097 for these services.
Based on the data in our 2007 reserve report from an independent engineering firm, we did not record an impairment loss for the year ended November 30, 2007. We recorded an impairment loss in the $147,262 for the year ended November 30, 2006.
RESULTS OF OPERATIONS
We incurred a net loss of $775,389 for the fiscal year ended November 30, 2007 as compared to a net loss of $1,128,863 for fiscal year ended November 30, 2006. The decrease in our loss of $353,474 or 31.3% is discussed below.
REVENUE — Total revenue decreased $606,090, 66.9%, from $906,362 for the twelve months ended November 30, 2006 to $300,272 for the twelve months ended November 30, 2007.
During the twelve months ended November 30, 2007, we generated approximately $308,448 in revenue from oil and gas sales as compared to $297,023 for the twelve months ended November 30, 2006. The increase from fiscal year 2006 is $11,425 or 3.8%.The average price per MBTU increased $.48 and the MBTU sold increased 2,164 from fiscal year 2006. The average price per barrel increased $2.27 per barrel and the quantity sold decreased by 356 barrels from fiscal year 2006.
Following are the changes in oil and gas sales, barrels and volumes of natural gas sold and the price received for those sales.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl
November 30, 2007	$117,071	18,833	$6.22	$191,377	3,587	53.35

November 30, 2006	$95,604	16,669	$5.74	$201,419	3,943	51.08

12 Month Change
2007 vs 2006
Amount	$21,467	2,164	$0.48	$(10,042)	(356)	$2.27

Percentage	22.45%	12.98%	8.36%	-4.99%	-9.03%	4.44%
As the above table shows, gas revenue increased 22.45% while oil revenue decreased approximately 4.99% from fiscal year 2006.
Joint venture contract fee revenue for the twelve months ended November 30, 2006 was $609,339. The services agreement with Gulftex was terminated by mutual agreement on August 31, 2006; accordingly, there are no comparable amounts for 2007. Other joint venture income decreased $18,197, 3.0%, from $10,021 for the twelve months ended November 30, 2006 to ($8,176) for the fiscal year ended November 30, 2007. Other joint venture income is considered immaterial and was netted against oil and gas revenue in the current fiscal year.

EXPENSES — Total expenses decreased $953,314, 46.8%, from $2,035,225 for the twelve months ended November 30, 2006 to $1,081,911 for the twelve months ended November 30, 2007.
Lease operating expenses and taxes decreased $52,267, 15.0% from $349,605 for the twelve months ended November 30, 2006 to $297,338 for the twelve months ended November 30, 2007. The decrease is primarily the result of reduced workover expenses for our East Texas properties.
General and administrative expenses decreased $657,868, 47.2%, from $1,393,272 for the twelve months ended November 30, 2006 to $735,404 for the twelve months ended November 30, 2007. The decrease is due to lower legal, accounting and consulting fees of $277,464, stock based compensation expense of $272,000, costs allocated to Gulftex Operating of $48,097 and a decrease of $60,307 in other general and administrative expense categories.
There was no loss due to the impairment of oil and gas properties for fiscal year 2007. The loss on impairment of oil and gas properties was $147,262 for the twelve months ended November 30, 2006. The impairment charge for the fiscal year ended November 30, 2006 primarily relates to the East Texas properties. The impairment charges from year to year are not related. The impairment charge is calculated based on reserve reports obtained from an independent engineering firm.
Depreciation, depletion, amortization and accretion decreased $95,917, 66.1%, from $145,086 for the twelve months ended November 30, 2006 to $49,169 for the twelve months ended November 30, 2007. The decrease is primarily due to the lower values for oil and gas properties based on the fiscal year 2006 impairment charges and the reduction in accretion charges of $23,026. Future charges to depreciation, depletion, amortization and accretion may be substantially higher or lower as a result of increased production or changes in reserve prices and/or quantities and changes to asset retirement obligations.
OTHER INCOME AND EXPENSE — The Company sold its working interest in a well located in Caddo County, Oklahoma on March 1, 2007 for $6,250 and wrote off the fully depleted property value of $49,147. There were no items of other income and expense for the twelve months ended November 30, 2006.
PROVISION FOR INCOME TAXES — No tax benefits were recorded for the twelve months ended November 30, 2007 and 2006 due to the losses we have experienced and a valuation allowance for 100% of the deferred tax assets.
Results of operations and net income (loss) before income taxes are presented in the following table:

	Quarterly Financial Information (unaudited)			Net Income (Loss)
	Total	Operating	Net	Per Share
	Revenues	Income (Loss) [1]	Income (Loss)	Basic	Diluted
2007
lst Quarter	$67,357	$(207,099)	$(207,099)	$(0.05)	$(0.05)
2nd Quarter	75,809	(293,366)	(287,116)	(0.07)	(0.07)
3rd Quarter	42,359	(180,046)	(180,046)	(0.05)	(0.05)
4th Quarter	114,747	(101,128)	(101,128)	(0.03)	(0.03)

Total	$300,272	$(781,639)	$(775,389)	$(0.200)	$(0.200)

2006
lst Quarter	$225,230	$(246,876)	$(246,876)	$(0.07)	$(0.07)
2nd Quarter	345,296	(113,740)	(113,740)	(0.03)	(0.03)
3rd Quarter	217,413	(164,526)	(164,526)	(0.04)	(0.04)
4th Quarter	118,423	(603,721)	(603,721)	(0.16)	(0.16)

Total	$906,362	$(1,128,863)	$(1,128,863)	$(0.30)	$(0.30)

[1]	Operating income is oil and gas sales less oil and gas production costs, impairment losses, depreciation, depletion and amortization, and general and administrative expenses.

TBX RESOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES
As of November 30, 2007, we have total assets of $319,633 of which net oil and gas properties amount to $223,638 or 70.0% of the total assets. Our accumulated losses through November 30, 2007 totaled $11,739,483. At November 30, 2007, we have $23,821 in cash. The ratio of current assets to current liabilities is .09:1; we have no long-term debt liabilities other than the asset retirement obligation of $153,370. As of November 30, 2007, our shareholders equity was negative $872,020.
We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture fees and loans from affiliates. Our cash used for operations totaled $492,278 for the twelve months ended November 30, 2007 while our cash used for operations totaled $186,354 for the same period last year. This represents an increase of $305,924 in cash used for operating activities. Our net capital investments for fiscal years 2007 and 2006 were $7,401 and $84,848, respectively. Net cash provided by financing activities totaled $518,250 for the twelve months ended November 30, 2007 and $148,000 for the twelve months ended November 30, 2006 an increase of $370,250 over last fiscal year that primarily relates to advances received from our affiliate, Gulftex Operating.
In the past we have primarily acquired producing oil and gas properties with opportunities for future development and contracted well operations to contractors. Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire producing oil and gas leases and wells.
We expect that the principal source of funds in the near future will be from oil and gas revenues and advances from an affiliate. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and continue as a going concern. Management’s plan is to obtain operating loans from an affiliate to meet its minimal operating expenses (no formal commitments or arrangements currently exist with the affiliate to advance or loan funds to the Company) and seek equity and/or debt financing. Any such additional funding will be done on an “as needed” basis and will only be done in those instances in which we believe such additional expenditures will increase our profitability. However, actual results may differ from management’s plan and the amount may be material.
Our ability to acquire additional properties or equipment is strictly contingent upon our ability to locate adequate financing or equity to pay for these additional properties or equipment. There can be no assurance that we will be able to obtain the opportunity to buy properties or equipment that are suitable for our investment or that we may be able to obtain financing or equity to pay for the costs of these additional properties or equipment at terms that are acceptable to us.. Additionally, if economic conditions justify the same, we may hire additional employees although we do not currently have any definite plans to make additional hires.
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
We have audited the accompanying consolidated balance sheet of TBX Resources, Inc. and Subsidiaries (the “Company”), as of November 30, 2007 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended November 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TBX Resources, Inc. and Subsidiaries as of November 30, 2007 and the results of their operations and their cash flows for the years ended November 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 4, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has current liabilities in excess of current assets and has negative stockholders’ equity at November 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP
Dallas, Texas
December 24, 2008

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2007

ASSETS
Current Assets
Cash	$23,821
Oil and gas revenue receivable	63,379
Inventory	2,584

Total current assets	89,784

Oil and gas properties (successful efforts), net	223,638

Other	6,211

Total Assets	$319,633

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade accounts payable	$25,415
Accounts payable to affiliate	110,174
Accrued expenses	39,128
Advances from affiliate	759,018
Asset retirement obligations — current portion	29,964
Deferred revenue	2,584

Total current liabilities	966,283

Long-term Liabilities
Asset retirement obligations	153,370

Non-controlling interest in consolidated subsidiary	72,000

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,002,442 shares issued and outstanding at November 30, 2007	40,024
Additional paid-in capital	10,827,440
Accumulated deficit	(11,739,484)

Total stockholders’ deficit	(872,020)

Total Liabilities and Stockholders’ Deficit	$319,633

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	Nov. 30, 2007	Nov. 30, 2006
Revenues:
Oil and gas sales	$300,272	$297,023
Joint venture contract fees (related party)	—	609,339

Total revenues	300,272	906,362

Expenses:
Lease operating and taxes (including $9,600 for 2007 and 2006 to related party)	297,338	349,605
General and administrative	735,404	1,393,272
Loss on impairment of oil and gas properties	—	147,262
Depreciation, depletion, amortization and accretion	49,169	145,086

Total expenses	1,081,911	2,035,225

Operating Loss	(781,639)	(1,128,863)

Other Income:
Gain on sale of oil and gas property	6,250	—

Total other income	6,250	—

Loss Before Provision for Income Taxes	(775,389)	(1,128,863)
Provision for income taxes	—	—

Net Loss	$(775,389)	$(1,128,863)

Net Loss Per Common Share, Basic and Diluted	$(0.20)	$(0.30)

Weighted average common shares used in calculations:
Basic and diluted	3,953,751	3,806,759

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	Nov. 30, 2007	Nov. 30, 2006

Cash Flows From Operating Activities:
Net loss	$(775,389)	$(1,128,863)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion and amortization	52,595	125,486
Accretion of asset retirement obligations	(3,427)	19,600
Stock based compensation	247,500	644,500
Gain on sale of oil and gas property	(6,250)	—
Correction to shares issued and outstanding	(1)	—
Loss on impairment of oil and gas properties	—	147,262
Issuance of common stock for services	—	20,000
Changes in operating assets and liabilities other than advances from affiliate and asset retirement obligations:
Decrease (increase) in:
Purchaser receivables	—	101,596
Inventory	10,716	(13,300)
Oil and gas revenue receivable	(49,514)	(13,865)
Increase (decrease) in:
Trade accounts payable	(47,697)	49,266
Accounts payable to affiliate	82,958	(27,217)
Deferred revenue	(10,716)	13,300
Accrued expenses	6,947	881
Accrued compensation	—	(125,000)

Net cash used for operating activities	(492,278)	(186,354)

Cash Flows From Investing Activities:
Proceeds from sale of oil and gas property	6,250	—
Development of oil and gas properties	(13,651)	(84,848)

Net cash (used in) investing activities	(7,401)	(84,848)

Cash Flows From Financing Activities:
Advances from affiliate	507,000	200,078
Exercise of common stock options	11,250	—
Payments to affiliate	—	(10,078)
Payments to interest holders	—	(42,000)

Net cash provided by financing activities	518,250	148,000

Net Increase (Decrease) In Cash	18,571	(123,202)
Cash at beginning of year	5,250	128,452

Cash at end of year	$23,821	$5,250

Supplemental Non-Cash Activity
Decrease in asset retirement obligations	$(14,355)	$—

Payment to interest holders by affiliate	$—	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional	Accum-	Total
	Common Stock		Paid-In	ulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance November 30, 2005	3,802,525	$38,025	$9,906,189	$(9,835,232)	$108,982
Issuance of common stock for services	105,000	1,050	428,950	—	430,000
Issuance of common stock options for services	—	—	234,500	—	234,500
Correction to shares issued	(108)	(1)	1	—	—
Net loss for period	—	—	—	(1,128,863)	(1,128,863)

Balance November 30, 2006	3,907,417	39,074	10,569,640	(10,964,095)	(355,381)
Issuance of common stock options for services	—	—	247,500	—	247,500
Exercise of common stock options	75,000	750	10,500	—	11,250
Adjustment to shares issued and outstanding	20,025	200	(200)	—	—
Net loss for the period	—	—	—	(775,389)	(775,389)

Balance November 30, 2007	4,002,442	$40,024	$10,827,440	$(11,739,484)	$(872,020)

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
During the fiscal year ended November 30, 2007 we owned all or a portion of 22 wells located in Hopkins, Franklin, and Wood Counties, Texas (East Texas). Of the 22 wells located in East Texas, 9 wells were producing oil, 5 wells have been designated as water supply wells and the remaining 8 wells were either shut-in, scheduled to be brought back into production or designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. Effective April 1, 2008, the Company sold its East Texas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs, our president, is a 50% shareholder) in exchange for its payables and advances owed to Gulftex. As additional consideration, Gulftex assumed the Company’s East Texas asset retirement obligations.
We also have an interest in 2 producing oil wells in Wise County, Texas. In addition, the Company has a minor overriding interest in 1 producing gas well in Parker County, Texas and 5 producing gas wells in Denton County, Texas. Also, the Company has a minor interest in 3 wells in Ellis County, Oklahoma. All 3 of the wells are in production for oil or natural gas.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Revenue Recognition
The majority of the Company’s revenue for 2006 was derived from contract services provided to Gulftex Operating, Inc., a company in which Mr. Burroughs is a 50% shareholder. Under this arrangement, the Company provided lease and project generation services and administrative assistance to Gulftex for a fixed fee, with the revenue being recognized at the time the services were completed. Progress payments received were deferred until such time as the revenue was earned. For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.
Principles of Consolidation
The consolidated financial statements for the years ended November 30, 2007 and 2006 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.
Concentration of Credit Risk
A significant amount, 67%, of the Company’s revenue in fiscal year 2006 was recorded as a result of the contract services provided by the Company to Gulftex Operating, Inc. See Note 5 for further discussion.

Cash and Cash Flows
The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. At November 30, 2007 and 2006 no deposits were in excess of FDIC insurance coverage. The Company has not experienced any losses in this account and believes it is not exposed to any significant risks affecting cash. None of the Company’s cash is restricted.
For purposes of the consolidated statement of cash flows, cash includes demand deposits.
Receivables
Receivables consist of accrued oil and gas receivables due from either purchasers of oil and gas or operators in oil and natural gas wells for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 to 45 days after the month of sale.
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

Oil and gas properties at November 30, 2007 consist of the following:

Proved oil and gas properties	$1,313,350
Accumulated depreciation, depletion and amortization	(1,089,712)

$223,638

Property and equipment at November 30, 2007 consists of the following:

Office furniture, equipment, and software	$112,768
Accumulated depreciation and amortization	(112,768)

$-0-

Depletion, depreciation and amortization expense related to oil and gas properties and property and equipment was $52,595 and $125,486 for the years ended November 30, 2007 and 2006, respectively.
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
Asset Retirement Obligations
The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 amended SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS 19”) to require that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset. SFAS 143 also requires the write down of capitalized ARO assets if they are impaired.
The following table describes changes to the asset retirement liability during the year ended November 30, 2007.

ARO at November 30, 2006	$186,761
Accretion expense	10,928
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	(14,355)

ARO at November 30, 2007	$183,334

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
Reclassifications
Certain amounts in the comparative financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2007 financial statements.
3. RECENT ACCOUNTING PRONOUNCEMENTS:
In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements was issued by the Financial Accounting Standards Board (FASB). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for the Company’s fiscal year beginning after

November 15, 2007, and the Company is currently assessing the potential impact of this Statement on its financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement was effective beginning January 1, 2008 and did not have a material effect on the Company’s financial statements.
In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin (ARB) No. 51 and (1) establishes standards of accounting and reporting on noncontrolling interests in consolidated statements, (2) provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and (3) establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The amendments to ARB No. 51 made by SFAS No. 160 are effective for fiscal years (and interim period within those years) beginning on or after December 15, 2008. The Company is currently assessing the potential impact of this statement on its financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which expands the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We may experience a financial statement impact depending on the nature and extent of any new business combinations entered into after the effective date of SFAS
No. 141(R).
4. GOING CONCERN:
At November 30, 2007, the Company has accumulated losses of approximately $11.7 million. The Company does not have sufficient working capital or revenue to sustain its operations. The Company is pursuing equity and/or debt financing to fund operations and execute its plans to acquire additional oil and gas leases and wells. If no additional funds are received, the Company will be forced to rely on existing oil and gas revenue and upon additional funds which may or may not be loaned by an affiliate to preserve the integrity of the corporate entity. No formal commitments or arrangements currently exist with the affiliate to advance or loan funds to the Company. In the event the Company is unable to acquire sufficient funds, the Company’s ongoing operations will be negatively impacted and it may not be able to continue as a going concern. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.
5. RELATED PARTY TRANSACTIONS:
The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected.

a.	The operator of the East Texas oil and gas leases, Gulftex Operating, Inc. (Gulftex) is an affiliate of TBX. Mr. Burroughs, a major stockholder and president of the Company, is a 50% shareholder of Gulftex. TBX paid Gulftex $9,600 in both 2007 and 2006 for activities associated with operating certain wells.

b.	The Company’s services arrangement with Gulftex provided lease and project generation services and administrative assistance to Gulftex for each joint venture on a venture-by-venture basis for a fee. The services are provided for a limited duration, typically three months. During the previous fiscal year the Company earned $609,339, representing 67% of total revenue. Fees received under this arrangement could differ significantly had the arrangement been entered into with an unaffiliated third party. The services agreement was terminated by mutual agreement on August 31, 2006.

c.	Gulftex operates certain oil and gas properties on behalf of the Company. At November 30, 2007, the Company has a liability to Gulftex in the amount of $110,174 related to wells operated by Gulftex on behalf of the Company.

d.	The Company received advances from Gulftex of $507,000 in the current fiscal year and the balance due at November 30, 2007 is $759,018.

e.	Effective June 1, 2007, the Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relate to Gulftex’s operations. The Company charged Gulftex $48,097 in the current fiscal year.

f.	See Note 11, Subsequent Event.
6. COMMITMENTS AND CONTINGENCIES:
a.	The Company is obligated for $228,854 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through February 28, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,868. The base lease payment for the current fiscal year is $67,733 Following is a schedule of base lease payments by year:

Year	Amount
2008	$68,417
2009	65,509
2010	75,942
2011	18,986

$228,854

Rent expense for fiscal years 2007 and 2006 was $79,059 and $70,527, respectively.
b.	Gulftex Operating is the bonded operator for TBX Resources and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.
7. STOCK BASED COMPENSATION:
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
Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2007.
In accordance with the terms of Mr. Burroughs’ April 2007 Amended Employment Agreement, no compensation expense is recognized as of November 30, 2007 and 2006 related to his potential common stock options.
The Company executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Mr. O’Donnell, having a term of one year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. The Company recorded compensation expense of $410,000 ($4.10 per share) in the previous fiscal year with a corresponding credit to paid-in capital. The shares were valued based upon the fair value of the Company’s common stock on April 1, 2006.
In addition, the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. For 2007 the Company recorded stock based compensation expense of $247,500 with a corresponding credit to paid-in capital and for 2006 the Company recorded stock based compensation expense of $234,500 with a corresponding credit to paid-in capital.
A summary of the status of the Company’s equity awards as of November 30, 2007 and 2006, and the changes during the years then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding December 1, 2005	—	—

Granted	75,000	$0.15
Exercised	—	—
Forfeited	—	—

Outstanding November 30, 2006	75,000	$0.15

Granted	100,000	$0.15
Exercised	(75,000)	0.15
Forfeited	—	0.15

Outstanding November 30, 2007	75,000	$0.15

Options exercisable at November 30, 2006	75,000	$0.15

Options exercisable at November 30, 2007	100,000	$0.15

The weighted average fair value of options granted during 2007 and 2006 was $247,500 and $234,500, respectively.
The weighted average fair value at date of grant for options was estimated using the Black-Scholes option valuation model with the following assumptions:

	2007	2006
Average expected life in years	1	1
Average interest rate	5.25%	5.00%
Average volatility	72%	30%
Dividend yield	0%	0%
A summary of the status of the Company’s nonvested shares at November 30, 2007 and 2006, and the changes during the years then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at December 1, 2005	—	—

Granted	75,000	$3.13
Vested	(75,000)	$3.13
Forfeited	—	—

Nonvested at November 30, 2006	—

Granted	100,000	$2.475
Vested	(100,000)	$2.475
Forfeited	—	—

Nonvested at November 30, 2007	—

There were no shares issued under employment contracts in the current fiscal year. Shares issued for the year ended November 30, 2006 are as follows:

Shares issued for services	100,000

Fair value of shares issued for services	$410,000

8. OIL AND GAS PROPERTIES IMPAIRMENT LOSSES:
Based on the data in the Company’s 2007 reserve report from an independent engineering firm, the Company did not record an impairment loss for the year ended November 30, 2007. The Company recorded an impairment loss of $147,262 for the year ended November 30, 2006. The impairment loss related to properties in East Texas and Oklahoma. The impairment losses were determined by comparing the future undiscounted net cash flows to the Company’s net book value pursuant to FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
9. NON-CONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY
In September of 2002, the Company obtained an option to purchase oil and gas leases in the Barnett Shale play in the Fort Worth Basin of Wise County, Texas. In October of the same year, the Company formed the

“Grasslands I, Limited Partnership” in which the Company is acting as the general partner. The Company has a 1% interest in the limited partnership which owns a 2% royalty interest in certain oil and gas wells. The Company consolidates the partnerships by virtue of its control as general partner. Revenues and expenses of the partnership were insignificant for the years ended November 30, 2007 and 2006.
10. INCOME TAXES:
At November 30, 2007 and 2006, we have net operating loss carryforwards of approximately $10.5 million and $9.5 million, respectively, remaining for federal income tax purposes. Net operating loss carryforwards may be used in future years to offset taxable income.
The following is a reconciliation of statutory tax expense to our income tax provision:

	November 30,
	2007	2006
Statutory rate	35%	35%
Change in valuation allowance	-35%	-35%

Tax provision	0%	0%

Deferred Income Taxes
Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	As of November 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$3,666,000	$3,316,000
Oil and gas properties	224,000	206,000
Cash/accrual method differences	39,000	42,000

Total deferred tax assets	3,929,000	3,564,000
Valuation allowance	(3,929,000)	(3,564,000)

Total net deferred tax assets	$—	$—

The Company has elected to use the cash method for income tax reporting purposes.
11. SUBSEQUENT EVENT:
On June 4, 2008, the Company executed a sales agreement (effective April 1, 2008) with Gulftex Operating, Inc. (Gulftex), a company in which Mr. Burroughs is a 50% shareholder. Under the agreement, the Company transferred all of its East Texas oil and gas properties with a net book value of approximately $95,000 to Gulftex. In consideration for the transfer of the properties, Gulftex is forgiving the Company’s trade payables and advances that totaled approximately $1.1 million. In addition, Gulftex will assume the Company’s East Texas asset retirement obligations with a book value of approximately $156,000. The Company recorded a gain of approximately $1.1 million on the sale.
Gultex did not charge interest for its advances to the Company. The amount of interest that could have been charged is immaterial.

12. SUPPLEMENTARY OIL AND GAS INFORMATION -UNAUDITED:
The following information concerning oil and gas operations has been provided pursuant to Statement of Financial Accounting Standards No. 69.

Capitalized Costs Relating to Oil and Gas Producing Activities as of November 30, 2007:
Property (acreage costs)- Proved	$394,968
Producing assets	918,382

1,313,350
Less: depreciation depletion and amortization	(1,089,712)

Net Capitalized Costs	$223,638

Costs Incurred in Property Acquisition, Exploration and Development Activities in 2006:
Property acquisition costs	$—
Exploration costs	—
Development costs	—

Total	$—

Results of Operations for Producing Activities in 2007
Oil and gas sales	$300,272
Production costs	(297,338)
Depreciation, depletion, amortization and accretion	(49,169)
Impairment of oil and gas properties	—

(46,235)
Income tax benefit	—

Results of Operations Excluding Selling, General and Administrative and Joint Venture Activities	$(46,235)

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

Following is a summary of the changes in estimated proved developed and undeveloped oil and gas reserves of the Company for the year ended November 30, 2007:

	Oil	Gas
	(BBL)	(MCF)
Proved Reserves November 30, 2006	14,953	61,595
Revisions to previous estimates	8,164	35,321
Production	(3,446)	(18,731)

Proved Reserves November 30, 2007	19,671	78,185

Standardized Measure of Discounted Cash Flows Relating to Proved Oil and Gas Reserves
Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.
Future cash inflows and future production and development costs are determined by applying year-end prices for 2007 of approximately $70.00/bbl and for 2006, approximately $43.00/bbl and. and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.
Presented below is the standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of November 30, 2007.

Future cash inflows	$2,003,255
Future production costs	(966,878)
Future income tax expense	—

Future net cash flows	1,036,377
10% annual discount for estimated timing of cash flows	(306,658)

Standardized measure of discounted future net cash	$729,719

Standardized measure of discounted future net cash flows, begenning of year	$230,733

Sales of oil and gas produced, net of production costs	(53,318)
Net changes in prices and production costs	131,340
Net change in future development costs	2,623
Revisions to previous quantity estimates	332,792
Accretion of discount	(26,939)
Net change in income taxes	112,488

498,986

Standardized measure of discounted future net cash flows, end of year	$729,719

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.
     NONE
ITEM 8A. CONTROLS AND PROCEDURES.
Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, management has concluded that, as of November 30, 2007, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.
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

NAME	AGE	POSITION
Tim Burroughs	48	Chief Executive Officer/Chief Financial Officer
Sherri Cecotti	43	Secretary/Treasurer
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
As previously reported on Form 8-K, our president, Tim Burroughs resigned from the Board on January 18, 2008, Jeffery C. Reynolds resigned from the Board on July 16, 2008 and Samuel Warren resigned from the Board on July 17, 2008. The Company currently has no members on its Board of Directors and is currently seeking qualified individuals to serve on the Board.
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
Summary Compensation Table
The following table sets forth the annual and long-term compensation with respect to the fiscal years ended November 30, 2007 and 2006 paid or accrued by us to or on behalf of the executives officers named:

				Long Term Compensation
				Awards
				Restricted	Securities
		Annual Compensation		Stock	Underlying
Name and Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)
Tim Burroughs,	2007	150,000	—	—	—
President	2006	150,000	—	—	—

Sherri Cecotti,	2007	52,300	—	—	—
Secretary/Treasurer	2006	52,300	—	—	—

Dick O’Donnell,	2007	—	—	247,500	100,000
Vice President of Operations	2006	—	—	234,500	75,000
Option Grants in the Last Fiscal Year
The following table sets forth the stock options that were granted to the named executive officers in fiscal year 2007.
Option Grants This Fiscal Year
Individual Grants

		Percent	Weighted
	Number of	of Total	Average
	Securities	Options	Market Price
	Underlying	Granted	on Date of
	Options	Employees	Issuance	Expiration
Name	Granted (#)	in Fiscal Yr.	($/Share)	Date
Dick O’Donnell	100,000	100%	2.62	(1)

(1)	25,000 stock options per quarter for three years beginning April 1, 2006. The options expire one year from the date of issuance.

Aggregated Option Exercises in This Fiscal Year and Fiscal Year-End Option Values

Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options at		Options at
	Acquired on	Value	Fiscal Year End		Fiscal Year End ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dick O’Donnell	75,000	174,500	100,000	—	160,000	—

(1)	Based on the closing price of our common stock on November 30, 2007 of $1.75 per share less the exercise price payable for those shares.
Perquisites
The company permits limited perquisites for its officer group. Currently these consist of payment of life insurance premiums and Mr. Burroughs $500 per month car allowance called for in his employment contract. Mr. Burroughs has voluntarily declined to receive his monthly car allowance and life insurance premiums until the Company is profitable.
Employment Agreements
We executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Tim makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2007.
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
Compensation of Directors
None of our directors received compensation for their service as directors during the fiscal year ended November 30, 2007.
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
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS
The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of November 30, 2007:

	NAME AND ADDRESS		PERCENT OF
TITLE OF CLASS	OF OWNER	AMOUNT OWNED	CLASS
common stock	Tim Burroughs(1)	313,259	7.83%
	3330 LBJ Freeway, Suite 1320 Dallas, TX 75234

common stock	Tim Burroughs Family Tr (2)	500,000	12.49%
	3330 LBJ Freeway, Suite 1320 Dallas, TX 75234

common stock	Dick O’Donnell	175,000	4.37%
	3330 LBJ Freeway, Suite 1320 Dallas, Texas 75234

common stock	Sam Warren	50,000	1.25%
	3330 LBJ Freeway, Suite 1320 Dallas, Texas 75234

All Directors and Officers as a Group		1,038,259	25.94%

(1) We executed an amended Employment Agreement effective August 4, 2005 with our president, Mr. Tim Burroughs, having a term of three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. In addition, we agreed to grant Mr. Burroughs common stock options that are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2007.
(2) The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Mr. Burroughs, our CEO.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
All of the operations conducted in the field on behalf of our company are conducted by Gulftex Operating, Inc. (Gulftex). Our president, Tim Burroughs, owns 50% of the common stock of Gulftex. In the past, no compensation was paid to Gulftex or Tim Burroughs for the ownership of Gulftex or for the management activities conducted by Gulftex. However, we pay Gulftex $800.00 per month for the activities conducted by Gulftex in operating our wells. In addition, we entered into a services agreement with Gulftex effective June 1, 2007 whereby the Company provides administrative support services to Gulftex. Also, during the fourth quarter of fiscal year 2005, Gulftex contracted with our Company to perform management and drilling supervision services on a well-by-well basis. The services agreement with Gulftex was terminated on August 31, 2006.
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
NUMBER	EXHIBIT

31.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

a. Form 8-K Current Report, Items 4.01 and 9.01 filed January 18, 2008
b. Form 8-K Current Report, Items 4.01 and 9.01 filed July 23, 2008
c. Form 8-K Current Report, Items 4.01 and 9.01 filed October 17, 2008
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements on Form 10-KSB and the reviews of the financial reports included in our Quarterly Reports on Form 10-QSB for the years ended November 30, 2007 and 2006 amounted to $110,174 and $139,300, respectively.

Tax Fees
No fees were billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the years ended November 30, 2007 and 2006
All Other Fees
No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended November 30, 2007 and 2006.
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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24h day of December 2008.
TBX RESOURCES, INC.
SIGNATURE: /s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 24h Day of December 2008. The registrant currently has no members of its Board of Directors and the individual signing below is the registrant’s highest ranking officer.

Signature	Capacity

/s/ Tim Burroughs	President, Chief Executive Officer and Chief Financial Officer
Tim Burroughs