Form 10-Q
period 2008-02-29
TBX RESOURCES INC
filed 2009-02-13
CIK 1108645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 29, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                    to
Commission File Number: 0-30746
TBX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2592165

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3030 LBJ Freeway, Suite 1320	75234

(Address of principal executive offices)	(Zip Code)
(972) 234-2610

(Registrant’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of February 1, 2009, there were 4,027,442 shares of common stock, par value $0.01 per share, outstanding.

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TBX RESOURCES. INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2008
	(Unaudited)	November 30, 2007
ASSETS

Current Assets
Cash	$36,801	$23,821
Oil and gas revenue receivable	24,100	63,379
Inventory	22,957	2,584

Total current assets	83,858	89,784

Oil and gas properties (successful efforts method), net	240,462	223,638

Other	6,211	6,211

Total Assets	$330,531	$319,633

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable and accrued expenses	$146,932	$64,543
Accounts payable to and advances from affiliate	937,282	869,192
Asset retirement obligations — current portion	29,964	29,964
Deferred revenue	22,957	2,584

Total current liabilities	1,137,135	966,283

Long-term Liabilities
Asset retirement obligations	155,793	153,370

Non-controlling Interest in Consolidated Subsidiary	72,000	72,000

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares;
4,027,442 shares issued and outstanding at February 29, 2008,
4,002,442 shares issued and outstanding at November 30, 2007	40,274	40,024
Additional paid-in capital	10,877,440	10,827,440
Accumulated deficit	(11,952,111)	(11,739,484)

Total stockholders’ deficit	(1,034,397)	(872,020)

Total Liabilities and Stockholders’ Deficit	$330,531	$319,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007

Revenues:
Oil and gas sales	$90,977	$67,357

Total revenues	90,977	67,357

Expenses:
Lease operating and taxes (including $2,400 for 2008 and 2007 to related party)	155,235	42,876
General and administrative	134,309	213,914
Depreciation, depletion, amortization and accretion	14,060	17,666

Total expenses	303,604	274,456

Loss Before Provision for Income Taxes	(212,627)	(207,099)
Provision for income taxes	—	—

Net Loss	$(212,627)	$(207,099)

Net Loss per Common Share, Basic and Diluted	$(0.05)	$(0.05)

Weighted average common shares used in calculations:
Basic and Diluted	4,008,486	3,907,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007
Cash Flows From Operating Activities:
Net loss	$(212,627)	$(207,099)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, depletion, amortization and accretion	14,060	17,666
Stock based compensation	46,500	72,750
Changes in operating assets and liabilities other than advances from affiliate:
Decrease (increase) in:
Oil and gas revenue receivable	39,279	(26,646)
Inventory	(20,373)	2,371
Increase (decrease) in:
Trade accounts payable and accrued expenses	82,390	(10,726)
Accounts payable to affiliate	58,854	—
Deferred revenue	20,373	(2,371)

Net cash provided by (used for) operating activities	28,456	(154,055)

Cash Flows From Investing Activities:
Development of oil and gas properties	(28,461)	—

Net cash used in investing activities	(28,461)	—

Cash Flows From Financing Activities:
Advances from affiliate	9,235	174,000
Exercise of common stock options	3,750	—

Net cash provided by financing activities	12,985	174,000

Net Increase In Cash	12,980	19,945
Cash at beginning of period	23,821	5,250

Cash at end of period	$36,801	$25,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2007 (including the notes thereto) set forth in Form 10-KSB.
2. BUSINESS ACTIVITIES:
TBX Resources, Inc., a Texas corporation (“TBX” or the “Company”), was organized on March 24, 1995. Currently, the Company’s primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire producing oil and gas leases and wells, acquire additional oil and gas prospect leases and to acquire an exploration company that can also act as an operator of our wells.
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
The Company owns wells located in East Texas and has an interest in wells in Denton, Parker and Wise Counties, Texas. Also, the Company has a minor interest in wells in Oklahoma.
3. GOING CONCERN:
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the company has negative stockholders’ equity and working capital. In addition, the Company has experienced continued operating losses including a net loss of $212,627 for the three months ended February 29, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Revenue Recognition
     For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.
     Principles of Consolidation
     The condensed consolidated financial statements for the quarter ended February 29, 2008 and February 28, 2007 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance

Sheet And Income Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.
     Concentration of Credit Risk
     The Company received advances from Gulftex totaling $9,235 during the three months ended February 29, 2008 and $174,000 during the three months ended February 28, 2007.
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
     Oil and gas properties at February 29, 2008 consist of the following:

Proved oil and gas properties	$1,341,811
Accumulated depreciation, depletion and amortization	(1,101,349)

$240,462

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
The following table describes changes to the asset retirement liability for the quarter ended February 29, 2008.

ARO at November 30, 2007	$183,334
Accretion expense	2,423
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	—

ARO at February 29, 2008	$185,757

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

5. RECENT ACCOUNTING PRONOUNCEMENTS:
n December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin (ARB) No. 51 and (1) establishes standards of accounting and reporting on noncontrolling interests in consolidated statements, (2) provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and (3) establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The amendments to ARB No. 51 made by SFAS No. 160 are effective for fiscal years (and interim period within those years) beginning on or after December 15, 2008. The Company is currently assessing the potential impact of this statement on its financial statements.
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
6. RELATED PARTY TRANSACTIONS:
The Company conducts substantial transactions with Gulftex. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially different from reported results.
a.	The operator of the East Texas oil and gas leases, Gulftex is an affiliate of TBX. Mr. Burroughs is a 50% stockholder and president of the Company. TBX paid Gulftex $2,400 in both the three months ended February 29, 2008 and February 28, 2007 for activities associated with operating certain wells.

b.	Gulftex operates certain oil and gas properties on behalf of the Company. At February 29, 2008 the Company has a liability to Gulftex in the amount of $169,028 related to wells operated by Gulftex on behalf of the Company.

c.	During the three months ended February 29, 2008, the Company received advances from Gulftex totaling $9,235. The balance due Gulftex as of February 29, 2008 is $768,253.

d.	Effective June 1, 2007, the Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relates to Gulftex’s operations. The Company billed and was paid $24,049 for the three months ended February 29, 2008.

e.	See Note 9, Subsequent Event.
7. STOCK BASED COMPENSATION:
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of February 29, 2008. In accordance with the terms of April l, 2007 Amended Employment Agreement, no compensation expense is recognized as of February 29, 2008 related to Mr. Burroughs’ potential common stock options.
The Company executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Dick O’Donnell, having a term of one year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. The Company recorded stock based compensation expense in the current quarter totaling $46,500 with a corresponding credit to paid-in capital.
A summary of the status of the Company’s equity awards as of February 29, 2008 the changes during the period then ended is presented below:

		Weighted-Average
	Shares	Exercise Price

Outstanding December 1, 2007	100,000	$0.15

Granted	25,000	$0.15
Exercised	(25,000)	$0.15
Forfeited	—	—

Outstanding February 29,2008	100,000	$0.15

Options exercisable at February 29, 2008	100,000	$0.15

Weighted-average fair value of options granted during this quarter	$46,500

The weighted average fair value of options granted during three month period ended February 29, 2008 is $46,500.
The weighted average fair value at date of grant for options during three month period ended February 29, 2008 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	1
Average interest rate	4.50%
Average volatility	66%
Dividend yield	0%
A summary of the status of the Company’s vested and nonvested shares at February 29, 2008 and the weighted average grant date fair value is presented below:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Vested	100,000	$2.21	$221,000
Nonvested	—	—	—

Total	100,000	$2.21	$221,000

As of February 29, 2008, the Company has no unrecognized compensation expense.
8. COMMITMENTS AND CONTINGENCIES:
The Company is currently obligated for $211,921 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through February 28, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,887.Rent expense for the three months ended February 29, 2008 and February 28, 2007 is $17,579 and $21,433, respectively.
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
9. SUBSEQUENT EVENT:
On June 4, 2008, the Company executed a sales agreement (effective April 1, 2008) with Gulftex Operating, Inc. (Gulftex), a company in which Mr. Burroughs is a 50% shareholder. Under the agreement, the Company transferred all of its East Texas oil and gas properties with a net book value of approximately $107,000 to Gulftex. In consideration for the transfer of the properties, Gulftex is forgiving the Company’s trade payables and advances that totaled approximately $1.1 million. In addition, Gulftex will assume the Company’s asset retirement obligations with a book value of approximately $146,000. The Company recorded a gain of approximately $1.1 million on the sale.
Gulftex did not charge interest for its advances to the Company. The amount of interest that could have been charged is immaterial.

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
     Effective April 1, 2008, we sold our East Texas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs is a 50% shareholder) in exchange for our payables and advances owed to Gulftex. As additional consideration, Gulftex assumed our asset retirement obligations.
     PROPERTIES
     The following is a breakdown of our properties by field as of February 29, 2008:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Talco Field	5	0.68
Quitman Field	3	2.93
Manziel Field	1	0.98
Newark East, Working Interest	2	0.65
Newark East, Override Interest	8	0.03
Camargo NW Field	2	0.03
Harmon SE Field	1	0.01
     PRODUCTIVE WELLS AND ACREAGE:
     The following is a breakdown of our productive wells and acreage as of February 29, 2008:

		Net		Net	Total Gross	Total Net
	Total Gross	Productivity	Total Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres

East Texas Region	9	4.58	—	—	1,172.20	596.85
Wise County	2	.65	—	—	224	73.18
Denton County	—	—	6	.02	566	2.49
Anadarko Basin	3	.05	—	—	480	7.70
     Notes:

1.	Total Gross Oil Wells was calculated by subtracting wells which are either shut-in or inactive from the 22 wells TBX Resources, Inc holds a working or overriding interest in as of February 29, 2008.

2.	Net Productive Oil Wells were calculated by multiplying the working interest held by TBX Resources, Inc. in each of the 20 Gross Oil Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which TBX Resources, Inc. holds a working interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by TBX Resources, Inc. in the respective properties.

5.	All acreage in which we hold a working interest as of February 29, 2008 have or had existing wells located thereon; thus all acreage leased by TBX Resources, Inc. may be accurately classified as developed.

6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
     ANADARKO BASIN— WESTERN OKLAHOMA
     We currently hold a minor interest in three producing natural gas wells. Although the wells are currently producing natural gas there can be no assurance that they will continue to do so. In addition to the above described wells we own working interests in two lease tracts; one located in Ellis County, Oklahoma with a gross acreage interest of 27.5% in 1,505 acres and the second located in Canadian County, Oklahoma, constituting a gross acreage interest of 20% in 240 acres. The Company also has a 3% interest in 640 acres in Beckham County, Oklahoma.
     OIL AND GAS PARTNERSHIP INTERESTS
     We own partnership interests in the Johnson No. 1-H, Johnson No. 2-H and Hagansport #1 and #2 Unit Joint Ventures of 57.55%, 58.66%, 32.89% and 66.67%, respectively. We did not acquire any additional partnership interests in the current quarter. Effective April 1, 2008, the Company sold its partnership interests in the Hagansport #1 and #2 Unit to Gulftex Operating, Inc. (a company in which Mr. Burroughs is a 50% shareholder).
CRITICAL ACCOUNTING POLICIES
A summary of significant accounting policies is included in Note 2 to the audited financial statements included on Form 10-KSB for the year ended November 30, 2007 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.
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
Sale of Assets to Related Party
     On June 4, 2008, we executed a sales agreement (effective April 1, 2008) with Gulftex Operating, Inc. (Gulftex), a company in which Mr. Burroughs is a 50% shareholder. Under the agreement, we transferred all of our East Texas oil and gas properties with a net book value of approximately $107,000 to Gulftex. In consideration for the transfer of the properties, Gulftex is forgiving our trade payables and advances that totaled approximately $1.1 million. In addition, Gulftex will assume our asset retirement obligations with a book value of approximately $146,000. We recorded a gain of approximately $1.1 million on the sale.
RESULTS OF OPERATIONS
For the quarter ended February 29, 2008 we had a net loss of $212,627 as compared to a net loss of $207,099 for the same quarter last year. The components of these results are explained in the following revenue and expenses explanations.
Revenue— Total revenue increased $23,620, 35.1%, from $67,357 for the three months ended February 28, 2007 to $90,977 for the three months ended February 29, 2008.
     The average price per MBTU increased $2.68 and the MBTU sold increased 998 from the quarter ended February 28, 2007. The average price per barrel increased $32.85 and the quantity sold decreased by 464 barrels from the quarter ended February 28, 2007.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl

February 29, 2008	$46,734	5,980	$7.82	$46,087	601	$76.66

February 28, 2007	$25,599	4,982	$5.14	$46,674	1,065	$43.81

3 Month Change
2008 vs 2007
Amount	$21,135	998	$2.68	$(587)	(464)	$32.85

Percentage	82.56%	20.03%	52.14%	-1.26%	-43.57%	74.98%

     As the above table shows, gas revenue increased 82.6% while oil revenue decreased approximately 1.3% from fiscal year 2007.
     Joint venture losses as a component of income decreased $3,073, 62.5%, from $4,917 for the quarter ended February 28, 2007 to $1,844 for the quarter ended February 29, 2008.
Expenses— The components of our expenses for the first quarter ended February 29, 2008 and February 28, 2007 are as follows:

			%
			Increase
	2008	2007	(Decrease)
Lease operating and taxes	155,235	42,876	262.06%
General and administrative	134,309	213,914	-37.21%
Depreciation, depl, amort., & accretion	14,060	17,666	-20.41%

Total expenses	$303,604	$274,456	10.62%

     Lease operating expenses increased $112,359. The increase is primarily attributable to workover expenses on our East Texas properties. Gulftex Operating billed our Company $2,400 for contract operating services for the three months ended February 29, 2008 and February 28, 2007.
     General and administrative expenses decreased $79,605. The decrease is attributable to lower compensation cost related to stock options based compensation of $26,250, lower professional fees of $23,230, costs allocated to Gulftex Operating of $24,049 and lower expenses in all other categories totaling $6,076.
     Depreciation, depletion, amortization and accretion decreased $3,606. The decrease in depreciation, depletion, and amortization expense of $1,129 is attributable to the lower oil and gas property values. Accretion expense decreased $2,477. The decrease is attributable to a change in the estimated asset retirement liability.
     We have not recorded any income taxes for the three months ended February 29, 2008 because of our continued operating losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
The Company had a cash balance of $36,801 as of February 29, 2008. Our current ratio at February 29, 2008 was .07:1, and we have no long-term debt other than our asset retirement obligation of $155,793. As of February 29, 2008, our stockholders’ deficit was $1,034,397. Our cash provide from operations totaled $31,956 for the quarter ended February 29, 2008 while cash use for operations totaled $154,055 for the quarter ended February 28, 2007. This represents an increase of $186,011 in cash provided by operating activities. We invested $28,461 in a salt water disposal well during the quarter ended February 29, 2008. There were no investment activities for the quarter ended February 28, 2007. We received advances from Gulftex totaling $9,235 during the quarter ended February 29, 2008 and $174,000 during the quarter ended February 28, 2007. Also, proceeds from the issuance of stock totaled $3,750 in the current quarter.
PLAN OF OPERATION FOR THE FUTURE
In the past we have primarily acquired producing oil and gas properties with opportunities for future development and contracted well operations to contractors. Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire producing oil and gas leases and wells, acquire additional oil and gas prospect leases and to acquire oil field service companies including a company with experienced personnel that can assist with operating our wells. However, we cannot assure you that we will be able to raise sufficient funds to execute our plans or that if successful in securing the funds our actual results will improve.
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
ITEM 3. QUANTITATIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of February 29, 2008 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
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
     (b) REPORTS ON FORM 8-K
     Form 8-K Current Report, Items 5.02 and 9.01 filed on January 18, 2008

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.
TBX RESOURCES, INC.
DATE: February 13, 2009

SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/
CHIEF FINANCIAL OFFICER