Form 10-Q
period 2008-05-31
TBX RESOURCES INC
filed 2009-02-13
CIK 1108645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2008
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

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TBX RESOURCES. INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2008	November 30,
	(Unaudited)	2007
ASSETS
Current Assets
Cash	$922	$23,821
Oil and gas revenue receivable	54,495	63,379
Inventory	6,749	2,584

Total current assets	62,166	89,784

Oil and gas properties (successful efforts method), net	127,322	223,638

Other	6,211	6,211

Total Assets	$195,699	$319,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable and accrued expenses	$56,783	$64,543
Accounts payable to and advances from affiliate	32,792	869,192
Asset retirement obligations — current portion	—	29,964
Deferred revenue	6,749	2,584

Total current liabilities	96,324	966,283

Long-term Liabilities
Asset retirement obligations	10,781	153,370

Non-controlling Interest in Consolidated Subsidiary	72,000	72,000

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Equity
Preferred stock- $.01 par value; authorized 10,000,000; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,027,442 shares issued and outstanding at May 31, 2008, 4,002,442 shares issued and outstanding at November 30, 2007	40,274	40,024
Additional paid-in capital	10,911,440	10,827,440
Accumulated deficit	(10,935,120)	(11,739,484)

Total stockholders’ equity	16,594	(872,020)

Total Liabilities and Stockholders’ Equity	$195,699	$319,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007

Revenues:
Oil and gas sales	$66,304	$75,809	$157,281	$143,166

Total revenues	66,304	75,809	157,281	143,166

Expenses:
Lease operating and taxes	45,935	79,376	201,170	122,253
General and administrative	87,797	270,511	222,107	484,424
Depreciation, depletion, amortization and accretion	7,620	19,288	21,680	36,954

Total expenses	141,352	369,175	444,957	643,631

Operating Loss	(75,048)	(293,366)	(287,676)	(500,465)

Other Income (Expense):
Gain on sale of oil and gas properties	1,092,040	6,250	1,092,040	6,250

Income (Loss) Before Provision for Income Taxes	1,016,992	(287,116)	804,364	(494,215)
Provision for income taxes	—	—	—	—

Net Income (Loss)	$1,016,992	$287,116)	$804,364	$(494,215)

Net Income (Loss) per Common Share, Basic	$0.25	$(0.07)	$0.20	$(0.13)

Net Income (Loss) per Common Share, Diluted	$0.25	$(0.07)	$0.20	$(0.13)

Weighted Average Common Shares Outstanding:
Basic	4,027,442	3,924,198	4,018,016	3,924,198

Diluted	4,118,746	3,924,198	4,123,070	3,924,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31, 2008	May 31, 2007
Cash Flows From Operating Activities:
Net income (loss)	$804,364	$(494,215)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Gain on sale of oil and gas properties	(1,092,040)	(6,250)
Lease operating and taxes	174,120	—
Depreciation, depletion, amortization and accretion	21,680	36,954
Stock based compensation	80,500	154,250
Changes in operating assets and liabilities other than accounts payable to and advances from affiliate:
Decrease (increase) in:
Oil and gas revenue receivable	8,884	(30,734)
Inventory	(4,165)	2,300
Increase (decrease) in:
Trade accounts payable and accrued expenses	(7,759)	28,406
Asset retirement obligations — current portion	(29,964)	—
Deferred revenue	4,165	(2,300)

Net cash used for operating activities	(40,215)	(311,589)

Cash Flows From Investing Activities:
Development of oil and gas properties	(28,461)	—
Proceeds from sale of oil and gas properties	—	6,250

Net cash provided by (used in) investing activities	(28,461)	6,250

Cash Flows From Financing Activities:
Advances from affiliate	42,027	317,000
Exercise of common stock options	3,750	3,750

Net cash provided by financing activities	45,777	320,750

Net Increase (Decrease) in Cash	(22,899)	15,411
Cash at beginning of period	23,821	5,250

Cash at end of period	$922	$20,661

Supplemental Non-Cash Activity:
Sale of oil and gas properties	$106,430	$—

Payables to and advances from affiliate	$(1,052,547)	$—

Asset retirement obligations settled	$(145,923)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
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
Effective April 1, 2008, the Company sold its East Texas oil and gas properties. The Company currently has an interest in wells in Denton, Parker and Wise Counties, Texas. Also, the Company has a minor interest in wells in Oklahoma.
3. GOING CONCERN:
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the company has negative working capital at May 31, 2008. In addition, the Company sold its primary source of revenue (East Texas properties) effective April 1, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Revenue Recognition
     For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.
     Principles of Consolidation
     The condensed consolidated financial statements for the quarter ended May 31, 2008 and 2007 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II (through March 31, 2008) joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.
     Concentration of Credit Risk
     The Company received advances from Gulftex totaling $42,027 during the six months ended May 31, 2008 and $317,000 during the six months ended May 31, 2007.
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
     Oil and gas properties at May 31, 2008 consist of the following:

Proved oil and gas properties	$809,659
Accumulated depreciation, depletion and amortization	(682,337)

$127,322

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
The following table describes changes to the asset retirement liability for the quarter ended May 31, 2008.

ARO at November 30, 2007	$183,334
Accretion expense	3,334
Liabilities incurred	—
Liabilities settled	(175,887)
Changes in estimates	—

ARO at May 31, 2008	$10,781

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
a.	The operator of the East Texas oil and gas leases, Gulftex is an affiliate of TBX. Mr. Burroughs is a 50% stockholder and president of the Company. TBX paid Gulftex $3,200 during the six months ended May 31, 2008 and $4,800 for the six months ended May 31, 2007 for activities associated with operating certain wells.

b.	Gulftex operates certain oil and gas properties on behalf of the Company. At May 31, 2008 the Company has no liability to Gulftex related to the operation of these wells.

c.	During the six months ended May 31, 2008, the Company received advances from Gulftex totaling $42,027. The balance due Gulftex as of May 31, 2008 is $32,792.

d.	Effective June 1, 2007, the Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relates to Gulftex’s operations. The Company billed Gulftex $48,098 for the six months ended May 31, 2008.

e.	On June 4, 2008, the Company executed a sales agreement (effective April 1, 2008) with Gulftex. Under the agreement, the Company transferred all of its East Texas oil and gas properties with a net book value of $106,431 to Gulftex. In consideration for the transfer of the properties, Gulftex is forgiving the Company’s trade payables and advances totaling $1,052,547. In addition, Gulftex is assuming the Company’s asset retirement obligations with a book value of $145,923. The Company recorded a gain of $1,092,040 on the sale. Gulftex did not charge interest for its advances to the Company. The amount of interest that could have been charged is immaterial.
7. STOCK BASED COMPENSATION:
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of May 31, 2008. In accordance with the terms of April l, 2007 Amended Employment Agreement, no compensation expense is recognized as of May 31, 2008 related to Mr. Burroughs’ potential common stock options.
The Company executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Dick O’Donnell, having a term of one year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. The Company recorded stock based compensation expense in the current quarter totaling $34,000 with a corresponding credit to paid-in capital.
A summary of the status of the Company’s equity awards as of May 31, 2008 the changes during the six month period then ended is presented below:

		Weighted-Average
	Shares	Exercise Price

Outstanding December 1, 2007	100,000	$0.15

Granted	50,000	$0.15
Exercised	(25,000)	$0.15
Forfeited	(25,000)	$0.15

Outstanding May 31, 2008	100,000	$0.15

Options exercisable at May 31, 2008	100,000	$0.15

Weighted-average fair value of options granted during this quarter	$34,000

Weighted-average fair value of options granted during this year to date	$80,500

The weighted average fair value at date of grant for options during the six months ended May 31, 2008 was estimated using the Black-Scholes option valuation model with the following assumptions:

Average expected life in years	1
Average interest rate	4.50%
Average volatility	71%
Dividend yield	0%
A summary of the status of the Company’s vested and nonvested shares at May 31, 2008 and the weighted average grant date fair value is presented below:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Vested	100,000	$1.74	$174,000
Nonvested	—	—	—

Total	100,000	$1.74	$174,000

As of May 31, 2008, the Company has no unrecognized compensation expense.
8. COMMITMENTS AND CONTINGENCIES:
The Company is currently obligated for $194,988 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through February 28, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,909.Rent expense for the six months ended May 31, 2008 and 2007 is $35,489 and $40,135, respectively.
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
9. INCOME TAXES:
The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the three and six months ended May 31, 2008 due to the Company’s net operating loss carryforward of approximately $10.5 million at November 30, 2007.

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
     Effective April 1, 2008, we sold our East Texas oil and gas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs is a 50% shareholder) in exchange for our payables and advances owed to Gulftex. As additional consideration, Gulftex assumed our asset retirement obligations.
     PROPERTIES
     The following is a breakdown of our properties by field as of May 31, 2008:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Newark East, Working Interest	2	0.65
Newark East, Override Interest	8	0.03
Camargo NW Field	2	0.03
Harmon SE Field	1	0.01
     PRODUCTIVE WELLS AND ACREAGE:
     The following is a breakdown of our productive wells and acreage as of May 31, 2008:

		Net		Net	Total Gross
	Total Gross	Productive	Total Gross	Productive	Developed	Total Net Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
Wise County	—	—	2	.65	224	73.18
Denton County	—	—	6	.02	566	2.49
Anadarko Basin	3	.05	—	—	480	7.70
     Notes:

1.	Total Gross Wells are those wells in which the Company holds a working or overriding interest in as of May 31, 2008.

2.	Net Productive Wells was calculated by multiplying the working or overriding interest held by the Company in each of the 11 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds a working interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by the Company in the respective properties.

5.	All acreage in which we hold a working interest as of May 31, 2008 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.

6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
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
     OIL AND GAS PARTNERSHIP INTERESTS
     We own partnership interests in the Johnson No. 1-H, Johnson No. 2-H Joint Ventures of 57.55% and 58.66%, respectively. We did not acquire any additional partnership interests in the current fiscal year. Effective April 1, 2008, the Company sold its partnership interests in the Hagansport No. 1 (32.89%) and No. 2 (66.67%) units to Gulftex.
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
Sale of Assets to Related Party

On June 4, 2008, we executed a sales agreement (effective April 1, 2008) with Gulftex. Under the agreement, we transferred all of our East Texas oil and gas properties with a net book value of $106,431 to Gulftex. In consideration for the transfer of the properties, Gulftex is forgiving our trade payables and advances totaling $1,052,547. In addition, Gulftex is assuming our asset retirement obligations with a book value of $145,924. We recorded a gain of $1,092,040 on the sale.
RESULTS OF OPERATIONS
     For the second quarter ended May 31, 2008 we reported net income of $1,016,992 as compared to a net loss of $287,116 for the same quarter last year. For the six months ended May 31, 2007 we reported net income of $804,364 as compared to a net loss of $494,215 for the same period last year. The components of these results are explained below.
Revenues- The components of our revenues for the three and six months ended May 31, 2008 and 2007 are as follows:
     Oil and gas revenue for the three months ended May 31, 2008 was $66,304, a decrease of 0.5%, as compared to $69,809 for the three months ended May 31, 2007. The decrease is attributable to the reduction in production resulting from the April 1, 2008 sale of our East Texas properties to Gulftex offset by higher production and prices for our Johnson No. 1-H and No. 2-H wells. Oil and gas revenue for the six months ended May 31, 2008 was $159,126, an increased of 12.0%, as compared to $142,082 for the six months ended May 31, 2007. The increase is attributable to higher production and prices on the Johnson #1 and #2 wells offset by the decrease in production on our East Texas properties.
Following are the changes in oil and gas sales, barrels and volumes of natural gas sold and the price received for those sales for the quarter.
     The average price per MBTU increased $1.87 and the MBTU sold increased 1,202 from the quarter ended May 31, 2007. The average price per barrel increased $36.02 while the quantity sold decreased by 732 barrels from the quarter ended May 31, 2007.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl
May 31, 2008	$42,199	5,345	$7.90	$24,105	304	$79.29

May 31, 2007	$24,983	4,143	$6.03	$44,826	1,036	$43.27

3 Month Change
2008 vs 2007
Amount	$17,216	1,202	$1.87	$(20,721)	(732)	$36.02

Percentage	68.91%	29.01%	31.01%	-46.23%	-70.66%	83.24%
     As the above table shows, gas revenue increased 68.9% while oil revenue decreased 46.2% from fiscal year 2007.
Following are the changes in oil and gas sales, barrels and volumes of natural gas sold and the price received for those sales for the fiscal year to date.
     The average price per MBTU increased $2.31 and the MBTU sold increased 2,200 from the six months ended May 31, 2007. The average price per barrel increased $33.99 while the quantity sold decreased by 1,196 barrels from the six months ended May 31, 2007.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl
May 31, 2008	$88,934	11,325	$7.85	$70,192	905	$77.55

May 31, 2007	$50,582	9,125	$5.54	$91,500	2,101	$43.56

6 Month Change
2008 vs 2007
Amount	$38,352	2,200	$2.31	$(21,308)	(1,196)	$33.99

Percentage	75.82%	24.11%	41.70%	-23.29%	-56.93%	78.03%
     As the above table shows, gas revenue increased 75.8% while oil revenue decreased 23.3% from fiscal year 2007.
     There was no joint venture income as component of revenue for the three months ended May 31, 2008. Joint venture income as a component of revenue for the three months ended May 31, 2007 was $6,000. Joint venture income as a component of revenue decreased $2,928, 270.0%, from income of $1,084 for the six months ended May 31, 2007 to a loss of $1,845 for the six months ended May 31, 2008.
Expenses- The components of our expenses for the three and six months ended May 31, 2008 and 2007 are as follows:

			%			%
	Three Months Ended		Increase	Six Months Ended		Increase
	May 31, 2008	May 31, 2007	(Decrease)	May 31, 2008	May 31, 2007	(Decrease)
Expenses:
Lease operating and taxes	$45,935	$79,376	-42.13%	$201,170	$122,253	64.55%
General and administrative	87,797	270,511	-67.54%	222,107	484,424	-54.15%
Depreciation, depl, amort., & accretion	7,620	19,288	-60.49%	21,680	36,954	-41.33%

Total expenses	$141,352	$369,175	-61.71%	$444,957	$643,631	-30.87%

     Lease operating expenses decreased $33,441 for the quarter ended May 31, 2008 and increased $78,917 for the six months ended May 31, 2008 over the same periods last year. The decrease in quarterly operating expenses is primarily attributable to the sale of our East Texas properties effective April 1, 2008. The increase in operating expenses for the six months ended May 31, 2008 is primarily attributable increased workover and gas marketing fees totaling $118,127 offset by a decrease in other components of operating expenses of $39,210 due to the sale of our East Texas properties. TBX paid Gulftex $800 for contract operating services for the three months ended May 31, 2008 and $2,400 the three months ended May 31, 2007. TBX paid Gulftex $3,200 for contract operating services for the six months ended May 31, 2008 and $4,800 for the six months ended May 31, 2007.
     General and administrative expenses decreased $182,714 for the three months ended May 31, 2008 as compared to the same period last year. The decrease in general and administrative expenses is attributable to lower compensation cost related to stock options based compensation of $47,500, lower professional fees of $103,034, costs allocated to Gulftex Operating of $24,049 and lower expenses in all other categories totaling $8,131. For the six months ended May 31, 2008, General and administrative expenses decreased $262,317 as compared to the same period last year. The decrease in general and administrative expenses is attributable to lower compensation cost related to stock options based compensation of $73,750, lower professional fees of $126,264, costs allocated to Gulftex Operating of $48,097 and lower expenses in all other categories totaling $14,206.
     Depreciation and depletion expense totaled $6,708 for the three months ended May 31, 2008 and $14,388 for the three months ended May 31, 2007. Depreciation and depletion expense totaled $18,346 for the six months ended May 31, 2008 and $27,154 for the six months ended May 31, 2007. The decrease in depreciation, depletion, and amortization expense is attributable to lower oil and gas property values from the same period last year and the sale of our East Texas properties. Accretion expense totaled $912 for the three months ended May 31, 2008 and $4,900 for the three months ended May 31, 2007. Accretion expense totaled $3,334 for the six months ended May 31, 2008 and $9,800 for the six months ended May 31, 2007.
The decrease in accretion expense is primarily attributable to the transfer of our East Texas asset retirement obligations to Gulftex and the change in our estimated liability from last fiscal year.
     Other income increased $1,085,790 for the three and six months ended March 31, 2008 over the same periods last year. Effective April 1, 2008 we sold our East Texas properties to Gulftex for the cancellation of payables and advances due them as well as their assumption of our East Texas asset retirement obligations. We recorded a gain on the sale of $1,092,040. The Company sold its working interest in a well located in Caddo County, Oklahoma on March 1, 2007 for $6,250.00 and wrote off the fully depleted property value of $49,147.
     We have not recorded any income taxes for the six months ended May 31, 2008 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
The Company had a cash balance of $922 as of May 31, 2008. Our current ratio at May 31, 2008 was .06:1, and we had no long-term debt other than our asset retirement obligations of $10,781. As of May 31, 2008, our stockholders’ equity was positive $16,954. Net cash used for operations totaled $40,215 for the six months ended May 31, 2008 and $311,589 for the six months ended May 31, 2007. This represents a decrease of $271,374 in cash used for operating activities.
For the six months ended May 31, 2008 net cash used in investing activities totaled $28,461 as a result of our rework of a salt water disposal well. For the six months ended May 31, 2007 net cash used in investing activities was $0. For the six months ended May 31, 2008 net cash provided by investing activities was $0. For the six months ended May 31, 2007 net cash provided by investing activities totaled $6,250. On March 1, 2007 we sold our working interest in a well located in Caddo County, Oklahoma for $6,250. Non-cash investing activity for the six months ended May 31, 2008 was $106,431. Effective April 1, 2008, we sold our East Texas oil and gas properties with a net book value of $106,431 to Gulftex. Non-cash investing activity for the six months ended May 31, 2007 was $0.
Net cash provided by financing activities totaled $45,777 for the six months ended May 31, 2008 and $320,750 for the same period last year. For the six months ended May 31, 2008 and 2007 we received advances from Gulftex totaling $42,027 and $317,000, respectively. Cash received from the exercise of stock options totaled $3,750 for the six months ended May 31, 2008 and 2007. Non-cash financing activities for the six months ended May 31, 2008 was $1,195,137. As a result of the sale of our East Texas properties to Gulftex we wrote-off payables to and advances form affiliate totaling $1,052,547 and reduced our asset retirement obligations by $145,924. We also increased our asset retirement obligations by $3,334 during the same period. Non-cash financing activity for the six months ended May 31, 2007 was $0.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of May 31, 2008 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
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