Form 10-K
period 2008-11-30
TBX RESOURCES INC
filed 2009-11-12
CIK 1108645

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☑ No

The Issuer’s revenues for the most recent fiscal year were $286,605.
On November 10, 2009, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $60,284. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on November 10, 2009, as reported on the Over-The-Counter Pink Sheet Market.
As of November 10, 2009, the Company had 4,027,442 issued and outstanding shares of common stock.
Documents Incorporated by Reference: None
PART I
ITEM 1. BUSINESS
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
As of November 30, 2008, we had total assets of $273,972 of which net oil and gas properties amounted to $57,619 or 21.0% of the total. As of November 30, 2007, we had total assets of $319,633 of which net oil and gas properties amounted to $223,638 or 70.0% of the total. Our revenues for the current fiscal year totaled $286,606 while the revenues for the previous fiscal year totaled $300,272. Our accumulated losses as of November 30, 2008 and 2007 totaled $11,053,298 and $11,739,484, respectively. At November 30, 2008, we had $2,506 in cash as compared to $23,821 for November 30, 2007. As of November 30, 2008 the ratio of current assets to current liabilities was         .77:1 as compared to .09:1 for November 30, 2007. We have no long-term debt other than the asset retirement obligations. Our asset retirement obligations as of November 30, 2008 and 2007 were $20,981and $153,370, respectively. As of November 30, 2008 and 2007, our shareholders’ deficit was $83,584 and $872,020, respectively.
Our company has experienced operating losses over the past several years. We do not have sufficient working capital or revenues to sustain our operations. If no additional funds are received, we will be forced to rely on existing oil and gas revenue and upon additional funds which may or may not be loaned by an affiliate, Gulftex Operating, Inc., a company in which our president, Tim Burroughs, is a 50% stockholder, to preserve the viability of the corporate entity. During the fiscal years ended November 2008 and 2007, Gulftex loaned our company $173,786 and $507,000, respectively. No formal commitments or arrangements currently exist with the affiliate to advance or loan funds to the Company. In the event we are unable to acquire sufficient funds, the Company’s ongoing operations will be negatively impacted and we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business.
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

MERGER AND JOINT VENTURE AGREEMENTS
Merger Agreement
On September 8, 2006, TBX Resources, Inc., entered into a merger agreement (the “Agreement”) with Earthwise Energy, Inc., a Nevada corporation, and TBX Acquisition, Inc., a Texas corporation and a wholly owned subsidiary of TBX. Earthwise purportedly is an oil and gas company, located in Dallas, Texas, which represented it had certain oil and gas lease assets and managed several oil and gas joint venture partnerships. The original agreement was subject to an automatic expiration if the business combination did not occur effective December 31, 2007. When the parties did not reach agreement by the expiration date the parties decided to continue to attempt to complete the business combination on an informal basis. The informal attempts were unsuccessful and we have terminated all negotiations with Earthwise and are no longer anticipating any business combination with them. There is no penalty or other assessment due to either party as a result of the termination of negotiations.
WELLS HELD BY THE COMPANY
As further described in the description of properties section, during the fiscal year ended 2008 we owned all or a portion of 22 wells located in Hopkins, Franklin, and Wood Counties, Texas (East Texas). Of the 22 wells located in East Texas, 9 wells were producing oil, 5 wells were designated as water supply wells and the remaining 8 wells were either shut-in, scheduled to be brought back into production or were designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil Effective April 1, 2008, we sold our East Texas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs, our president, is a 50% shareholder) in exchange for Gulftex agreeing to pay our outstanding payables and in repayment for the advances already owed to Gulftex. The total of the payables and advances at the time of the exchange was $1,052,547. As additional consideration, Gulftex assumed our East Texas asset retirement obligations totaling $145,923.
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
Currently pending in the United States Congress is a comprehensive energy bill which among other things calls for the reduction or elimination of certain tax incentives currently in place for domestic oil companies including the tax deductions permitted for intangible costs and depletion allowances. In the event such legislation became law the loss of these tax benefits would likely have a negative material effect on the finances of the company.
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

ITEM 1A. BUSINESS RISKS
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
Our future success will depend on the success of our drilling programs. In addition to the numerous operating risks described in more detail below, these activities involve the risk that no commercially productive oil or gas reservoirs will be discovered. In addition, we are often uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including, but not limited to, the following:
•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	inability to comply with governmental requirements; and

•	shortage or delays in the availability of drilling rigs and the delivery of equipment.
If we experience any of these problems, our ability to conduct operations could be adversely affected.
Factors beyond our control affect our ability to market oil and gas.
Our ability to market oil and gas from our wells depends upon numerous factors beyond our control. These factors include, but are not limited to, the following:
•	the level of domestic production and imports of oil and gas;

•	the proximity of gas production to gas pipelines;

•	the availability of pipeline capacity;

•	the demand for oil and gas by utilities and other end users;

•	the availability of alternate fuel sources;

•	the effect of inclement weather;

•	state and federal regulation of oil and gas marketing; and

•	federal regulation of gas sold or transported in interstate commerce.
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

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given world geopolitical conditions. Our cash flow from operations is highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow or have outstanding under or bank credit facility is subject to semi-annual redeterminations. Gas prices are likely to affect us more than natural gas prices because approximately 74% of our proved reserves are oil. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:
•	the level of consumer demand for oil and natural gas;

•	the domestic and foreign supply of oil and natural gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price of foreign oil and natural gas;

•	domestic governmental regulations and taxes;

•	the price and availability of alternative fuel sources;

•	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

•	market uncertainty;

•	political conditions in oil and natural gas producing regions, including the Middle East; and world wide economic conditions.
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
Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $1.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2008, NYMEX oil prices were high throughout the year, averaging over $90.00 per Bbl for 2008. For 2007 oil prices averaged approximately $72.00 per Bbl. While we attempt to obtain the best price for our crude in our marketing efforts, we cannot control these market price swings and are subject to the market volatility for this type of oil. These price differentials relative to NYMEX prices can have as much of an impact on our profitability as does the volatility in the NYMEX oil prices.
Natural gas prices have also experienced volatility during the last few years. During 1999, natural gas prices averaged approximately $2.35 per Mcf and, like crude oil, have generally trended upward since that time, although with significant fluctuations along the way. During 2008, NYMEX natural gas prices averaged $8.17 per MMBtu and in 2007, averaged $8.73 per MMBtu.
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
We operate in the highly competitive areas of oil and gas exploration, development and production. Factors that affect our ability to successfully compete in the marketplace include, but are not limited to, the following:
•	the availability of funds and information relating to a property;

•	the standards established by us for the minimum projected return on investment;

•	the availability of alternate fuel sources; and

•	the intermediate transportation of gas.
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
Operating hazards may adversely affect our ability to conduct business.
Our operations are subject to risks inherent in the oil and gas industry, including but not limited to the following:
•	blowouts;

•	cratering;

•	explosions;

•	uncontrollable flows of oil, gas or well fluids;

•	fires;

•	pollution; and

•	other environmental risks.
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
Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Without limiting the generality of the foregoing, these laws and regulations may:
•	require the acquisition of a permit before drilling commences;
•	restrict the types, quantities and concentration of various substances that can be released into the environment from drilling and production activities;
•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas;

•	require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells; and
•	impose substantial liabilities for pollution resulting from our operations.
The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulation could have a significant impact on our operating costs, as well as on the oil and gas industry in general. Currently pending in Congress is a comprehensive energy bill which among other things calls for the reduction or elimination of certain tax incentives currently in place for domestic oil companies including the tax deductions permitted for intangible costs and depletion allowances. In the event such legislation became law the loss of these tax benefits would likely have a negative material effect on the finances of the company.
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
While estimates of our and gas reserves, and future net cash flows attributable to those reserves, were prepared by independent petroleum engineers, there are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of many factors, including but not limited to, the following:
•	the available data;

•	assumptions regarding future oil and gas prices;

•	expenditures for future development and exploitation activities; and

•	engineering and geological interpretation and judgment.
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
The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this document were prepared by independent petroleum engineers in accordance with the rules of the SFAS69 and the SEC. These estimates are not intended to represent the fair market value of our reserves.
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
OFFICES
We maintain our corporate offices at 3030 LBJ Freeway, Suite 1320, Dallas, Texas 75234, and pay monthly base rental of $5,942. Our lease runs from February 1, 2004 through February 28, 2011 at a cost of approximately $454,629. As of November 30, 2008 the Company’s continuing obligation under the base lease is approximately $160,438.

ITEM 2. PROPERTIES
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
Effective April 1, 2008, we sold our East Texas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs is a 50% shareholder) in exchange for our payables and in repayment of advances owed to Gulftex in the total sum of $1,052,547. As additional consideration, Gulftex assumed our East Texas asset retirement obligations.
RESERVES REPORTED TO OTHER AGENCIES. We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.
PROPERTIES. The following is a breakdown of our properties:

	Oil	Gas
	(BBL)	(MCF)
Proved Reserves November 30, 2006	14,953	61,595
Revisions to previous estimates	8,164	35,321
Purchases	—	—
Production	(3,446)	(18,731)
Sales, transfers and retirements	—	—

Proved Reserves November 30, 2007	19,671	78,185
Revisions to previous estimates	(396)	5,686
Purchases	—	—
Production	(1,153)	(21,754)
Sales, transfers and retirements	(17,085)	—

Proved Reserves November 30, 2008	1,037	62,117

The following information pertains to our properties as of November 30, 2008:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Newark East, Working Interest	2	0.74
Newark East, Override Interest	8	0.03
Camargo NW Field	2	0.42
Harmon SE Field	1	0.01
PRODUCTIVE WELLS AND ACREAGE

	Total		Total	Net	Total	Total
	Gross	Net	Gross	Productive	Gross	Net
	Oil	Productive	Gass	Gass	Developed	Developed
Geographic Area	Wells	Oil Wells	Wells	Wells	Acres	Acres
Wise County	—	—	4	.74	224	83.14
Denton County	—	—	6	.03	566	18.11
Anadarko Basin	3	.44	—	—	480	69.75

Notes:
1.	Total Gross Wells are those wells in which the Company holds a working or overriding interest in as of November 30, 2008.

2.	Net Productive Wells was calculated by multiplying the working or overriding interest held by the Company in each of the 13 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds a working or overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working or overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold a working interest as of November 30, 2008 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.

6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
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
ITEM 3. LEGAL PROCEEDINGS
We are not currently involved in any litigation as a defendant. However, we, along with Grasslands 1, L.P. have intervened as third party plaintiffs in a lawsuit originally captioned as Clay Bain, et al., v. Earthwise Energy, Inc. which was filed in April 2009 in the 14th Judicial District, Dallas County Texas, Cause No. 095253. Our petition requests that we be given certain injunctive relief and be awarded unspecified damages for certain alleged causes of action including, but not limited to, fraud, conversion and violation of fiduciary duty against defendant Earthwise Energy but also as against two individuals, Jeffery C. Reynolds and Steven C. Howard who were added to the law suit as third party defendants. Mr. Reynolds is a former member of our Board of Directors who resigned in July 2008. As we are a plaintiff in the above litigation we have taken no loss contingency.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the security holders during fiscal year 2008.

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

QUARTER	LOW BID	HIGH BID
Quarter ending February 29, 2008	$0.35	$3.00
Quarter ending May 31, 2008	$0.75	$1.75
Quarter ending August 31, 2008	$0.27	$0.80
Quarter ending November 30, 2008	$0.13	$0.36

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2007	$2.85	$2.85
Quarter ending May 31, 2007	$2.75	$2.80
Quarter ending August 31, 2007	$1.55	$1.55
Quarter ending November 30, 2007	$1.75	$1.75
The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 785 shareholders of record for our common stock as of November 30, 2008.
ITEM 6. SELECTED FIANANCIAL DATA
Not applicable because we are a smaller reporting company.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
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
RECENT DEVELOPMENTS
We, along with Grasslands 1, L.P. have intervened as third party plaintiffs in a lawsuit originally captioned as Clay Bain, et al., v. Earthwise Energy, Inc. which was filed in April 2009 in the 14th Judicial District, Dallas County Texas, Cause No. 095253. Our petition requests that we be given certain injunctive relief and be awarded unspecified damages for certain alleged causes of action including, but not limited to, fraud, conversion and violation of fiduciary duty against defendant Earthwise Energy but also as against two individuals, Jeffery C. Reynolds and Steven C. Howard who were added as third party defendants. Mr. Reynolds is a former member of our Board of Directors who resigned in July 2008.

Going Concern and Liquidity Problems
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at November 30, 2008. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
Sale of Assets to Related Party
On June 4, 2008, we executed a sales agreement (effective April 1, 2008) with Gulftex. Under the agreement, we transferred all of our East Texas oil and gas properties with a net book value of $92,704 to Gulftex. In consideration for the transfer of the properties, Gulftex forgave our trade payables and advances totaling $1,052,547. In addition, Gulftex assumed our asset retirement obligations with a book value of $145,923. We recorded a gain of $1,105,766 on the sale.
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
Employment Agreements
The company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Burroughs for three years. Under the terms of the agreement, Mr. Burroughs was entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the company; for example, when the company completes a major acquisition, funding or financing. Mr. Burroughs has agreed with our Board of Directors to give up the 10% bonus provision. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative subject to Mr. Burroughs serving as an employee of the company for a three year period.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2008.
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
Other
On June 1, 2007 we entered in a services agreement with Gulftex Operating, Inc. Under the agreement the Company is charging Gulftex for a portion of administrative services and rent. For the twelve months ended November 30, 2008 the Company billed $96,195 for these services. For the six months ended November 30, 2007 the Company was paid $48,097 for these services.
We recorded an impairment loss of $62,086 for the fiscal year ended November 30, 2008. Based on the data in our 2007 reserve report from an independent engineering firm, we did not record an impairment loss for the fiscal year ended November 30, 2007.
RESULTS OF OPERATIONS
We recorded net income of $686,186 for the fiscal year ended November 30, 2008 as compared to a net loss of $775,389 for fiscal year ended November 30, 2007. The decrease in our loss of $1,461,575 or 188.5% is discussed below.
REVENUE — Total revenue decreased $13,666, 4.6%, from $300,272 for the twelve months ended November 30, 2007 to $286,606 for the twelve months ended November 30, 2008.
During the twelve months ended November 30, 2008, we generated approximately $288,451 in revenue from oil and gas sales as compared to $308,448 for the twelve months ended November 30, 2007. The decrease from fiscal year 2007 is $19,997 or 6.5%.The average price per MBTU increased $2.28 and the MBTU sold increased 2,922 from fiscal year 2007. The average price per barrel increased $28.03 per barrel and the quantity sold decreased by 2,320 barrels from fiscal year 2007.
Following are the changes in oil and gas sales, barrels and volumes of natural gas sold and the price received for those sales.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl	Totals

November 30, 2008	$184,947	21,754.74	$8.50	$103,504	1,267.19	$81.68	$288,451

November 30, 2007	$117,071	18,832.85	$6.22	$191,377	3,587.11	$53.65	$308,449

12 Month Change
2008 vs 2007
Amount	$67,875	2,921.89	$2.28	$(87,873)	-2,319.92	$28.03

Percentage	57.98%	15.51%	36.60%	-45.92%	-64.67%	52.25%
As the above table shows, gas revenue increased 57.98% while oil revenue decreased approximately 45.92% from fiscal year 2007. The decrease in oil revenue is attributable to the sale of our East Texas properties effective April 1, 2008.
The loss from joint ventures decreased $6,332, 77.4%, from $8,176 for the twelve months ended November 30, 2007 to $1,844 for the fiscal year ended November 30, 2008. Joint venture income/loss is considered immaterial and is netted against oil and gas revenue.
EXPENSES — Total expenses decreased $375,725, 34.7%, from $1,081,911 for the twelve months ended November 30, 2007 to $706,186 for the twelve months ended November 30, 2008.
Lease operating expenses and taxes decreased $60,359, 20.3% from $297,339 for the twelve months ended November 30, 2007 to $236,980 for the twelve months ended November 30, 2008. The decrease is primarily the result of the sale of our East Texas properties effective April 1, 2008.

General and administrative expenses decreased $367,781, 50.0%, from $735,404 for the twelve months ended November 30, 2007 to $367,623 for the twelve months ended November 30, 2008. The decrease is due to lower legal, accounting and consulting fees of $157,212, stock based compensation expense of $149,000, costs allocated to Gulftex Operating of $48,097 and a decrease of $13,472 in other general and administrative expense categories.
The loss on impairment of oil and gas properties was $62,086 for the twelve months ended November 30, 2008. There was no loss due to the impairment of oil and gas properties for fiscal year 2007. The impairment charge for the fiscal year ended November 30, 2008 relates to the Johnson No. 1 and the Oklahoma properties. The impairment charges from year to year are not related. The impairment charge is calculated based on reserve reports obtained from an independent engineering firm.
Depreciation, depletion, amortization and accretion decreased $9,671, 19.7%, from $49,168 for the twelve months ended November 30, 2007 to $39,497 for the twelve months ended November 30, 2008. The decrease is primarily due to the sale of our East Texas properties. Future charges to depreciation, depletion, amortization and accretion may be substantially higher or lower as a result of increased production or changes in reserve prices and/or quantities and changes to asset retirement obligations.
GAIN ON SALE OF PROPERTIES — On June 4, 2008, we executed a sales agreement (effective April 1, 2008) with Gulftex. Under the agreement, we transferred all of our East Texas oil and gas properties with a net book value of $92,704 to Gulftex. In consideration for the transfer of the properties, Gulftex forgave our trade payables and advances totaling $1,052,547. In addition, Gulftex assumed our asset retirement obligations with a book value of $145,923. We recorded a gain of $1,105,766 on the sale. The Company sold its working interest in a well located in Caddo County, Oklahoma on March 1, 2007 for $6,250 and wrote off the fully depleted property value of $49,147.
PROVISION FOR INCOME TAXES — No tax benefits were recorded for the twelve months ended November 30, 2008 and 2007 due to the losses we have experienced and a valuation allowance for 100% of the deferred tax assets.
Results of operations and net income (loss) are presented in the following table:

		Operating	Net	Net Income (Loss)
	Total	Income	Income	Per Share
	Revenues	(Loss) [1]	(Loss)	Basic	Diluted
2008
lst Quarter	$90,977	$(212,627)	$(212,627)	$(0.05)	$(0.05)
2nd Quarter	66,304	(75,048)	1,016,992	0.25	0.25
3rd Quarter	53,607	(45,074)	(45,074)	(0.01)	(0.01)
4th Quarter	75,718	(73,105)	(73,105)	(0.02)	(0.02)

Total	$286,606	$(405,854)	$686,186	$0.17	$0.17

2007
lst Quarter	$67,357	$(207,099)	$(207,099)	$(0.05)	$(0.05)
2nd Quarter	75,809	(293,366)	(287,116)	(0.07)	(0.07)
3rd Quarter	42,359	(180,046)	(180,046)	(0.05)	(0.05)
4th Quarter	114,747	(101,128)	(101,128)	(0.03)	(0.03)

Total	$300,272	$(781,639)	$(775,389)	$(0.20)	$(0.20)

[1]	Operating income is oil and gas sales less oil and gas production costs, impairment losses, depreciation, depletion and amortization, and general and administrative expenses.

TBX RESOURCES, INC.
LIQUIDITY AND CAPITAL RESOURCES
As of November 30, 2008, we had total assets of $273,972 of which net oil and gas properties amounted to $57,619 or 21.0% of the total assets. As of November 30, 2007, we had total assets of $319,633 of which net oil and gas properties amounted to $223,638 or 70.0% of the total assets. Our accumulated losses through November 30, 2008 totaled $11,053,298 while our accumulated losses through November 30, 2007 totaled $11,739,484. At November 30, 2008, we had $2,506 in cash as compared $23,821 for November 30, 2007. As of November 30, 2008 the ratio of current assets to current liabilities is .79:1 as compared to .09:1 for November 30, 2007. We have no long-term debt other than the asset retirement obligations. Our asset retirement obligations as of November 30, 2008 and 2007 were $20,981 and $153,370, respectively. As of November 30, 2008, our shareholders’ deficit was $83,584. As of November 30, 2007, our shareholders equity was negative $872,020.
We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture fees and loans from affiliates. Our cash used for operations totaled $184,117 for the twelve months ended November 30, 2008 while our cash used for operations totaled $492,278 for the same period last year. This represents a decrease of $308,161 in cash used for operating activities. Our net capital investments for fiscal years 2008 and 2007 were $14,734 and $7,401, respectively. Net cash provided by financing activities totaled $177,536 for the twelve months ended November 30, 2008 and $518,250 for the twelve months ended November 30, 2007. The reduction of $340,714 from last fiscal year primarily relates to a decrease in advances received from our affiliate, Gulftex Operating.
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
ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK
Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS.
TBX RESOURCES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
TBX Resources, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of TBX Resources, Inc. and Subsidiaries (the “Company”), as of November 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TBX Resources, Inc. and Subsidiaries as of November 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 4, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has current liabilities in excess of current assets and has negative stockholders’ deficit at November 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Turner, Stone & Company, LLP
Dallas, Texas
October 27, 2009

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,
	2008	2007
ASSETS
Current Assets
Cash	$2,506	$23,821
Oil and gas revenue receivable	175,812	63,379
Accounts receivable from affiliate	21,824	—
Prepaid expense	10,000	—
Inventory	—	2,584

Total current assets	210,142	89,784

Oil and gas properties (successful efforts)
Proved properties (acreage costs)	165,926	394,968
Lease and well equipment	581,647	918,382

	747,573	1,313,350
Less: depreciation, depletion and amortization	(689,954)	(1,089,712)

Oil and gas properties, net	57,619	223,638

Other	6,211	6,211

Total Assets	$273,972	$319,633

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade accounts payable	$19,888	$25,415
Accounts payable to affiliate	—	110,174
Accrued expenses	70,901	39,128
Advances from affiliate	173,786	759,018
Asset retirement obligations — current portion	—	29,964
Deferred revenue	—	2,584

Total current liabilities	264,575	966,283

Long-term Liabilities
Asset retirement obligations	20,981	153,370

Non-controlling interest in consolidated subsidiary	72,000	72,000

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,027,442 shares issued and outstanding at November 30, 2008, 4,002,442 shares issued and outstanding at November 30, 2007	40,274	40,024
Additional paid-in capital	10,929,440	10,827,440
Accumulated deficit	(11,053,298)	(11,739,484)

Total stockholders’ deficit	(83,584)	(872,020)

Total Liabilities and Stockholders’ Deficit	$273,972	$319,633

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended November 30,
	2008	2007
Revenues:
Oil and gas sales	$286,606	$300,272

Total revenues	286,606	300,272

Expenses:
Lease operating and taxes (including $3,200 for 2008 and $9,600 for 2007 to related party)	236,980	297,339
General and administrative	367,623	735,404
Loss on impairment of oil and gas properties	62,086	—
Depreciation, depletion, amortization and accretion	39,497	49,168
(Gain) on sale of oil and gas properties	(1,105,766)	(6,250)

Total expenses	(399,580)	1,075,661

Income (Loss) Before Provision for Income Taxes	686,186	(775,389)
Provision for income taxes (Note 10)	—	—

Net Income (Loss)	$686,186	$(775,389)

Net Income (Loss) per Common Share, Basic	$0.17	$(0.20)

Net Income (Loss) per Common Share, Diluted	$0.17	$(0.20)

Weighted Average Common Shares Outstanding:
Basic	4,022,729	3,953,751

Diluted	4,125,256	3,953,751

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended November 30,
	2008	2007

Cash Flows From Operating Activities:
Net income (loss)	$686,186	$(775,389)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	25,963	52,595
Accretion (reversal) of asset retirement obligations	13,534	(3,427)
Stock based compensation	98,500	247,500
Gain on sale of oil and gas properties	(1,105,766)	(6,250)
Loss on impairment of oil and gas properties	62,086	—
Correction to shares issued and outstanding	—	(1)
Changes in operating assets and liabilities other than advances from affiliate:
Decrease (increase) in:
Oil and gas revenue receivable	(112,433)	(49,514)
Accounts receivable from affiliate	(21,824)	—
Inventory	2,584	10,716
Prepaid expenses	(10,000)	—
Increase (decrease) in:
Trade accounts payable	(5,527)	(47,697)
Accounts payable to affiliate	183,355	82,958
Deferred revenue	(2,584)	(10,716)
Asset retirement obligations — current portion	(29,964)	—
Accrued expenses	31,773	6,947

Net cash used in operating activities	(184,117)	(492,278)

Cash Flows From Investing Activities:
Proceeds from sale of oil and gas property	—	6,250
Development of oil and gas properties	(14,734)	(13,651)

Net cash used in investing activities	(14,734)	(7,401)

Cash Flows From Financing Activities:
Advances from affiliate	173,786	507,000
Exercise of common stock options	3,750	11,250

Net cash provided by financing activities	177,536	518,250

Net Increase (Decrease) In Cash	(21,315)	18,571
Cash at beginning of year	23,821	5,250

Cash at end of year	$2,506	$23,821

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Sale of oil and gas properties	$92,704	$—

Payables to and advances from affiliate	$(1,052,547)	$—

Asset retirement obligations settled	$(145,923)	$—

Increase (decrease) in asset retirement obligations	$13,534	$(14,355)

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional	Accum-	Total
	Common Stock		Paid-In	ulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance November 30, 2006	3,907,417	$39,074	$10,569,640	$(10,964,095)	$(355,381)
Issuance of common stock options for services	—	—	247,500	—	247,500
Exercise of common stock options	75,000	750	10,500	—	11,250
Adjustment to shares issued and outstanding	20,025	200	(200)	—	—
Net loss	—	—	—	(775,389)	(775,389)

Balance November 30, 2007	4,002,442	40,024	10,827,440	(11,739,484)	(872,020)
Issuance of common stock options for services	—	—	98,500	—	98,500
Exercise of common stock options	25,000	250	3,500	—	3,750
Net income	—	—	—	686,186	686,186

Balance November 30, 2008	4,027,442	$40,274	$10,929,440	$(11,053,298)	$(83,584)

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
During the fiscal year ended November 30, 2008 we owned all or a portion of 22 wells located in Hopkins, Franklin, and Wood Counties, Texas (East Texas). Of the 22 wells located in East Texas, 9 wells were producing oil, 5 wells have been designated as water supply wells and the remaining 8 wells were either shut-in, scheduled to be brought back into production or designated as injection wells. Injection wells are wells into which salt water is injected to either assist in causing oil or gas to flow to a particular well that is designated as a production well or to simply dispose of salt water that is often produced along with oil. Effective April 1, 2008, the Company sold its East Texas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs, our president, is a 50% shareholder) in exchange for its payables and advances owed to Gulftex. As additional consideration, Gulftex assumed the Company’s East Texas asset retirement obligations.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Revenue Recognition
Oil and gas revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.
Principles of Consolidation
The consolidated financial statements for the years ended November 30, 2008 and 2007 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures (sold to Gulftex effective April 1, 2008), in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.
Concentration of Credit Risk
The Company received advances from Gulftex totaling $173,786 during the twelve months ended November 30, 2008 and $507,000 during the twelve months ended November 30, 2007.
Cash and Cash Flows
The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. At November 30, 2008 and 2007 no deposits were in excess of FDIC insurance coverage. The

Company has not experienced any losses in this account and believes it is not exposed to any significant risks affecting cash. None of the Company’s cash is restricted.
For purposes of the consolidated statements of cash flows, cash includes demand deposits.
Receivables
Receivables consist of accrued oil and gas receivables due from either purchasers of oil and gas or operators in oil and natural gas wells for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 to 45 days after the month of sale. The operator for the Wise, Denton and Parker Counties, Texas is Earthwise Energy, Inc. which has not paid the Company for its share of the oil and gas production since March of 2008. Accordingly, the Company is accruing the revenue and expenses associated with the wells in Denton and Parker Counties (see Note 11, Subsequent Event).
Inventory
Inventory consists of crude oil held in storage tanks. Inventory is stated at market based on anticipated selling prices.
Property and Equipment
Property and equipment are stated at the Company’s cost and are depreciated on a straight-line basis over five to seven years. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized.
Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves are expensed.
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
Oil and gas properties consist of the following:

	November 30,
	2008	2007

Proved oil and gas properties	$747,573	$1,313,350
Accmulated depreciation, depletion and amortization	(689,954)	(1,089,712)

	$57,619	$223,638

Property and equipment consists of the following:

	November 30,
	2008	2007

Office furniture, equipment, and software	$112,768	$112,768
Accumulated depreciation and amortization	(112,768)	(112,768)

	$—	$—

Depletion, depreciation and amortization expense related to oil and gas properties and property and equipment was $25,964 and $52,595 for the years ended November 30, 2008 and 2007, respectively.
Long-lived Assets
In accordance with SFAS No., 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
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
The following table presents changes to the asset retirement liability during the years ended November 30, 2007 and 2008.

ARO at November 30, 2006	$186,761
Accretion expense	10,928
Changes in estimates	(14,355)

ARO at November 30, 2007	183,334
Accretion expense	3,646
Liabilities settled	(175,888)
Changes in estimates	9,889

ARO at November 30, 2008	$20,981

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

Equity Instruments Issued for Goods and Services
In December, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Statement Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting of share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award with a corresponding increase in additional paid-in capital or liability based on the underlying classification of the security. The Company adopted SFAS No. 123 (R) for fiscal years beginning after November 30, 2006.
Earnings Per Share (EPS)
The Company computes earnings per share using Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Antidilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations.
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
Reclassifications
Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2008 financial statements.
3. RECENT ACCOUNTING PRONOUNCEMENTS:
During the year ended November 30, 2008, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) the most recent of which was SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements, except as follows, has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which expands the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company may experience a financial statement impact depending on the nature and extent of any new business combinations entered into after the effective date of SFAS No. 141(R).
4. GOING CONCERN:
At November 30, 2008, the Company has accumulated losses of approximately $11.0 million. The Company does not have sufficient working capital or revenue to sustain its operations. The Company is pursuing equity and/or debt financing to fund operations and execute its plans to acquire additional oil and gas leases and wells. If no additional funds are received, the Company will be forced to rely on existing oil and gas revenue and upon additional funds which may or may not be loaned by an affiliate to preserve the integrity of the corporate entity. No formal commitments or arrangements currently exist with the affiliate to advance or loan funds to the Company. In the event the Company is unable to acquire sufficient funds, the Company’s ongoing operations will be negatively impacted and it may not be able to continue as a going concern. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.
5. RELATED PARTY TRANSACTIONS:
The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected.
a.	The operator of the East Texas oil and gas leases, Gulftex Operating, Inc. (Gulftex) is an affiliate of TBX. Mr. Burroughs, a major stockholder and president of the Company, is a 50% shareholder of Gulftex. TBX paid Gulftex $3,200 in 2008 and $9,600 in 2007 for activities associated with operating certain wells.

b.	Gulftex operates certain oil and gas properties on behalf of the Company. At November 30, 2008 and 2007 the Company has a liability to Gulftex in the amount of $0 and $110,174, respectively.

c.	The Company received cash advances of $173,786 and non-cash advances of $9,235 from Gulftex in the current fiscal year. The balance due Gulftex at November 30, 2008 is $173,786. Advances totaled $507,000 in the previous fiscal year and the balance due Gulftex at November 30, 2007 is $759,018.

d.	Effective June 1, 2007, the Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relate to Gulftex’s operations. The Company charged Gulftex $96,195 in the current fiscal year and $48,097 in the previous fiscal year. The balance due from Gultex at November 30, 2008 is $21,824.

e.	On June 4, 2008, the Company executed a sales agreement (effective April 1, 2008) with Gulftex. Under the agreement, the Company transferred all of its East Texas oil and gas properties with a net book value of $92,704 to Gulftex. In consideration for the transfer of the properties, Gulftex forgave the Company’s trade payables and advances totaling $1,052,547. In addition, Gulftex assumed the Company’s asset retirement obligations with a book value of $145,923. The Company recorded a gain of $1,105,766 on the sale. Gulftex did not charge interest for its advances to the Company. The amount of interest that could have been charged is immaterial.
6. COMMITMENTS AND CONTINGENCIES:
a.	The Company is obligated for $160,437 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through February 28, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,942. The base lease payment for the current fiscal year is $65,509. Following is a schedule of base lease payments by year:

Year	Amount
2009	$65,509
2010	75,942
2011	18,986

$160,437

Rent expense for fiscal years 2008 and 2007 was $70,956 and $79,059, respectively.

b.	Gulftex is the bonded operator for TBX Resources and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.
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
Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2008.
In accordance with the terms of Mr. Burroughs’ April 2007 Amended Employment Agreement, no compensation expense is recognized as of November 30, 2008 and 2007 related to his potential common stock options.
The Company executed an amended Employment Agreement effective April 1, 2006 with our Vice

President of Investor Relations, Mr. O’Donnell, having a term of one year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. The Company recorded compensation expense of $410,000 ($4.10 per share) in the fiscal year ended November 31, 2006 with a corresponding credit to paid-in capital. The shares were valued based upon the fair value of the Company’s common stock on April 1, 2006.
In addition, the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. For 2008 the Company recorded stock based compensation expense of $98,500 with a corresponding credit to paid-in capital and for 2007 the Company recorded stock based compensation expense of $247,500 with a corresponding credit to paid-in capital.
A summary of the status of the Company’s equity awards as of November 30, 2008 and 2007, and the changes during the years then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding November 30, 2006	75,000	$0.15

Granted	100,000	$0.15
Exercised	(75,000)	0.15
Forfeited	—	0.15

Outstanding November 30, 2007	100,000	$0.15

Granted	100,000	$0.15
Exercised	(25,000)	$0.15
Forfeited	(75,000)	$0.15

Outstanding November 30, 2008	100,000	$0.15

Options exercisable at November 30, 2007	100,000	$0.15

Options exercisable at November 30, 2008	100,000	$0.15

The weighted average fair value of options granted during 2008 and 2007 was $98,500 and $247,500, respectively.
The weighted average fair value at date of grant for options was estimated using the Black-Scholes option valuation model with the following assumptions:

	2008	2007
Average expected life in years	1	1
Average interest rate	4.38%	5.25%
Average volatility	95%	72%
Dividend yield	0%	0%
A summary of the status of the Company’s nonvested shares at November 30, 2008 and 2007, and the changes during the years then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per Share
Nonvested at December 1, 2006	—	—

Granted	100,000	$2.475
Vested	(100,000)	$2.475
Forfeited	—	—

Nonvested at November 30, 2007	—

Granted	100,000	$0.990
Vested	(100,000)	$0.990
Forfeited	—	—

Nonvested at November 30, 2008	—

There were no shares issued under employment contracts in the current or previous fiscal year.
8. OIL AND GAS PROPERTIES IMPAIRMENT LOSSES:
The Company recorded an impairment loss of $62,086 for the year ended November 30, 2008. Based on the data in the Company’s 2007 reserve report from an independent engineering firm, the Company did not record an impairment loss for the year ended November 30, 2007. The impairment loss relates to properties in Wise County, Texas and Oklahoma. The impairment losses were determined by comparing the future undiscounted net cash flows to the Company’s net book value pursuant to FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
9. NON-CONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY
In September of 2002, the Company obtained an option to purchase oil and gas leases in the Barnett Shale Field in the Fort Worth Basin of Wise County, Texas. In October of the same year, the Company formed the “Grasslands I, Limited Partnership” in which the Company is acting as the general partner. The Company has a 1% interest in the limited partnership which owns a 2% royalty interest in certain oil and gas wells. The Company consolidates the partnerships by virtue of its control as general partner. Revenues and expenses of the partnership were insignificant for the years ended November 30, 2008 and 2007.
10. INCOME TAXES:
The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the twelve months ended November 30, 2008 due to the Company’s net operating loss carryforward from 2007.
At November 30, 2008 and 2007, we have net operating loss carryforwards of approximately $9.3 million and $10.2 million, respectively, remaining for federal income tax purposes. Net operating loss carryforwards may be used in future years to offset taxable income.

The following is a reconciliation of statutory tax expense to our income tax provision:

	November 30,
	2008	2007
Statutory rate	35%	35%
Change in valuation allowance	-35%	-35%

Tax provision	0%	0%

Deferred Income Taxes
Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	November 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$3,270,000	$3,573,000
Oil and gas properties	100,000	129,000
Cash/accrual method differences	97,000	39,000

Total deferred tax assets	3,467,000	3,741,000
Valuation allowance	(3,467,000)	(3,741,000)

Total net deferred tax assets	$—	$—

The Company uses the cash method for income tax reporting purposes.
11. SUBSEQUENT EVENT:
On May 28, 2009 we, along with Grasslands I, L.P., intervened as third party plaintiffs in a lawsuit originally captioned as Clay Bain, et. al. v. Earthwise Energy, Inc. which was filed in April 2009 in the 14th Judicial District, Dallas County Texas, Cause No. 095253. Our petition requests that we be given certain injunctive relief and be awarded unspecified damages for certain alleged causes of action including, but not limited to, fraud, conversion and violation of fiduciary duty against defendant Earthwise Energy, Inc. but also as against two individuals, Jeffery C. Reynolds and Steven C. Howard who were added to the lawsuit as third party defendants. Mr. Reynolds is a former member of our Board of Directors who resigned in July 2008. Included in our claim for damages are oil and gas accounts receivable totaling $175,812 as of November 30, 2008. Pursuant to Statements of Financial Accounting Standards (SFAS) No. 5, Loss Contingencies, we have assessed the likelihood of prevailing in this lawsuit and thus collecting these accounts receivable as reasonably possible. Accordingly, as provided by this professional standard, a loss contingency related to the non-collection of these accounts receivable has not been provided for in the accompanying financial statements.
12. SUPPLEMENTARY DISCLOSURE AND OIL AND GAS INFORMATION -UNAUDITED:
The following information concerning oil and gas operations has been provided pursuant to Statement of Financial Accounting Standards No. 69.

Results of operations for oil and gas producing activities are as follows:

	For The Year Ended Nov. 30,
	2008	2007
Oil and gas sales	$286,605	$300,272
Production costs	(236,980)	(297,338)
Depreciation, depletion, amortization and accretion	(39,497)	(49,169)
Impairment of oil and gas properties	(62,086)	—

	(51,958)	(46,235)
Income tax benefit	—	—

Results of Operations Excluding Selling, General and Administrative and Joint Venture Activities	$(51,958)	$(46,235)

Capitalized costs relating to oil and gas producing activities are as follows:

	November 30,
	2008	2007
Property (acreage costs)- Proved	$165,926	$394,968
Producing assets	581,647	918,382

	747,573	1,313,350
Less: depreciation depletion and amortization	(689,954)	(1,089,712)

Net Capitalized Costs	$57,619	$223,638

Oil and Gas Reserve Quantities
An independent petroleum engineer determined estimated reserves and related valuations for the East Texas, Denton and Wise Counties, Texas properties. Estimates of proved reserves are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development and other factors. Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are expected to be recovered through existing wells, equipment and operating methods. The Company has a minor interest in five producing wells in Oklahoma. The Company has varying interests in the wells and does not have access to sufficient data to prepare an engineering report. The Company believes that the reserve quantities would not materially affect the Company’s total estimated reserves and valuations at this time.
Following is a summary of the changes in estimated proved developed and undeveloped oil and gas reserves of the Company for the years ended November 30, 2007 and 2008:

	Oil	Gas
	(BBL)	(MCF)
Proved Reserves November 30, 2006	14,953	61,595
Revisions to previous estimates	8,164	35,321
Purchases	—	—
Production	(3,446)	(18,731)
Sales, transfers and retirements	—	—

Proved Reserves November 30, 2007	19,671	78,185
Revisions to previous estimates	(396)	5,686
Purchases	—	—
Production	(1,153)	(21,754)
Sales, transfers and retirements	(17,085)	—

Proved Reserves November 30, 2008	1,037	62,117

Standardized Measure of Discounted Cash Flows Relating to Proved Oil and Gas Reserves
Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.
Future cash inflows and future production and development costs are determined by applying year-end prices for 2008 of approximately $45.00/bbl for oil and an average of approximately $5.25/mcf for gas and for 2007, approximately $70.00/bbl for oil and $8.00/mcf for gas, and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes, if any, are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.
Presented below is the standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of November 30, 2008 and 2007.

	November 30,
	2008	2007
Future cash inflows	$292,410	$2,003,255
Future production costs	(204,484)	(966,878)

Future net cash flows	87,926	1,036,377
10% annual discount for estimated timing of cash flows	(18,526)	(306,658)

Standardized measure of discounted future net cash	$69,400	$729,719

Standardized measure of discounted future net cash flows, begenning of year	$729,719	$230,733

Sales of oil and gas produced, net of production costs	(101,059)	(53,318)
Net changes in prices and production costs	(149,307)	131,340
Net change in future development costs	—	2,623
Revisions to previous quantity estimates	6,642	332,792
Net change from sales, transfers and disposals of minerals in place	(471,852)	—
Accretion of discount	55,257	(26,939)
Net change in income taxes	—	112,488

	(660,319)	498,986

Standardized measure of discounted future net cash flows, end of year	$69,400	$729,719

Disclosure
The quarterly financial data on page 15 of Managements’ Discussion and Analysis and Plan of Operation is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.
     NONE
ITEM 9A(T). CONTROLS AND PROCEDURES.
Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, management has concluded that, as of November 30, 2008, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Our current executive officers and directors, their ages and present positions with TBX Resources are identified below. Our directors hold office until the annual meeting of the shareholders following their election or appointment and until their successors have been duly elected and qualified. Our officers are elected by and serve at the pleasure of our Board of Directors.

NAME	AGE	POSITION

Tim Burroughs	49	Chief Executive Officer/Chief Financial Officer
Sherri Cecotti	44	Secretary/Treasurer
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

ITEM 11. COMPENSATION DISCUSSION AND ANALYSIS.
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
Summary Compensation Table
The following table sets forth the annual and long-term compensation with respect to the fiscal years ended November 30, 2008 and 2007 paid or accrued by us to or on behalf of the executives officers named:

				Long Term Compensation
				Awards
				Restricted	Securities
		Annual Compensation		Stock	Underlying
Name and Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)
Tim Burroughs,	2008	150,000	—	—	—
President	2007	150,000	—	—	—

Sherri Cecotti,	2008	52,300	—	—	—
Secretary/Treasurer	2007	52,300	—	—	—

Dick O’Donnell,	2008	—	—	98,500	100,000
Vice President of Operations	2007	—	—	247,500	100,000
Option Grants in the Last Fiscal Year
The following table sets forth the stock options that were granted to the named executive officers in fiscal years 2008 and 2007.

Individual Stock Option Grants
			Percent	Weighted
		Number of	of Total	Average
		Securities	Options	Market Price
		Underlying	Granted	on Date of
		Options	Employees	Issuance	Expiration
Name	Year	Granted (#)	in Fiscal Yr.	($/Share)	Date
Dick O’Donnell	2008	100,000	100%	1.11	(1)
Dick O’Donnell	2007	100,000	100%	2.62	(1)

(1)	25,000 stock options per quarter for three years beginning April 1, 2006. The options expire one year from the date of issuance.
Aggregated Option Exercises and Fiscal Year-End Option Values

				Number of Securities
				Underlying		Value of Unexercised
		Shares		Unexercised Options at		Options at
		Acquired on	Value	Fiscal Year End		Fiscal Year End ($) (1)
Name	Year	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dick O’Donnell	2008	25,000	46,500	100,000	—	5,000	—
Dick O’Donnell	2007	75,000	174,000	100,000	—	160,000	—

(1)	Based on the closing price of our common stock on November 30, 2008 and 2007 of $0.20 and $1.75 per share respectively, less the exercise price payable for those shares.
Perquisites
The company permits limited perquisites for its officer group. Currently these consist of payment of life insurance premiums and Mr. Burroughs $500 per month car allowance called for in his employment contract. Mr. Burroughs has voluntarily declined to receive his monthly car allowance and life insurance premiums until the Company is profitable.
Employment Agreements
We executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Tim makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2008.
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
Compensation of Directors
None of our directors received compensation for their service as directors during the fiscal years ended November 30, 2008 and 2007.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS
The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of November 30, 2008:

	NAME AND ADDRESS		PERCENT OF
TITLE OF CLASS	OF OWNER	AMOUNT OWNED	CLASS
common stock	Tim Burroughs(1) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	313,259	07.78%

common stock	Tim Burroughs Family Tr (2) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	500,000	12.41%

common stock	Dick O’Donnell 3330 LBJ Freeway, Suite 1320 Dallas, Texas 75234	200,000	04.97%

All Directors and Officers as a Group		1,013,259	25.16%

(1)	We executed an amended Employment Agreement effective August 4, 2005 with our president, Mr. Tim Burroughs, having a term of three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. In addition, we agreed to grant Mr. Burroughs common stock options that are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2008.

(2)	The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Mr. Burroughs, our CEO.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
All of the operations conducted in the field on behalf of our company are conducted by Gulftex Operating, Inc. (Gulftex). Our president, Tim Burroughs, owns 50% of the common stock of Gulftex. In the past, no compensation was paid to Gulftex or Tim Burroughs for the ownership of Gulftex or for the management activities conducted by Gulftex. However, we pay Gulftex $800.00 per month for the activities conducted by them in operating our wells. Effective April 1, 2008, we sold these wells to Gulftex. In addition, we entered into a services agreement with Gulftex effective June 1, 2007 whereby the Company provides administrative support services to Gulftex for approximately $8,016 per month.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended November 30, 2008 and 2007 amounted to $27,000 and $110,000, respectively.
Tax Fees
No fees were billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the years ended November 30, 2008 and 2007.
All Other Fees
No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended November 30, 2008 and 2007.
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

PART IV
ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 2009.
TBX RESOURCES, INC.
SIGNATURE: /s/ Tim Burroughs
                        TIM BURROUGHS,
                        PRESIDENT/CHIEF FINANCIAL OFFICER
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 12th day of November 2009. The registrant currently has no members of its Board of Directors and the individual signing below is the registrant’s highest ranking officer.

Signature	Capacity

/s/ Tim Burroughs	President, Chief Executive Officer and Chief Financial Officer
Tim Burroughs