Form 10-Q
period 2009-02-28
TBX RESOURCES INC
filed 2009-12-18
CIK 1108645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2009
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
(972) 243-2610

(Registrant’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of December 17, 2009, there were 4,027,442 shares of common stock, par value $0.01 per share, outstanding.

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TBX RESOURCES. INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,
	2009	November 30,
	(Unaudited)	2008
ASSETS
Current Assets
Cash	$878	$2,506
Oil and gas revenue receivable	190,336	175,812
Accounts receivable from affiliate	—	21,824
Prepaid expense	10,000	10,000
Inventory	3,200	—

Total current assets	204,414	210,142
Oil and gas properties (successful efforts method), net	55,480	57,619
Other	6,211	6,211

Total Assets	$266,105	$273,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable and accrued expenses	$100,933	$90,789
Accounts payable to and advances from affiliate	280,029	173,786
Deferred revenue	3,200	—

Total current liabilities	384,162	264,575

Long-term Liabilities
Asset retirement obligations	21,236	20,981

Non-controlling Interest in Consolidated Subsidiary	72,000	72,000

Commitments and Contingencies (Note 8)	—	—
Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,027,442 shares issued and outstanding at February 28, 2009, 4,027,442 shares issued and outstanding at November 30, 2008	40,274	40,274
Additional paid-in capital	10,929,690	10,929,440
Accumulated deficit	(11,181,257)	(11,053,298)

Total stockholders’ deficit	(211,293)	(83,584)

Total Liabilities and Stockholders’ Deficit	$266,105	$273,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2009	Feb. 29, 2008

Revenues:
Oil and gas sales	$14,525	$90,977

Total revenues	14,525	90,977

Expenses:
Lease operating and taxes (including $0 for 2009 and $2,400 for 2008 to related party)	11,760	155,235
General and administrative	128,329	134,309
Depreciation, depletion, amortization and accretion	2,395	14,060

Total expenses	142,484	303,604

Loss Before Provision for Income Taxes	(127,959)	(212,627)
Provision for income taxes	—	—

Net Loss	$(127,959)	$(212,627)

Net Loss per Common Share, Basic and Diluted	$(0.03)	$(0.05)

Weighted average common shares used in calculations:
Basic and Diluted	4,027,442	4,008,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2009	Feb. 29, 2008
Cash Flows From Operating Activities:
Net loss	$(127,959)	$(212,627)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, depletion, amortization and accretion	2,394	14,060
Stock based compensation	250	50,000
Changes in operating assets and liabilities other than advances from affiliate:
Decrease (increase) in:
Oil and gas revenue receivable	(14,524)	39,279
Accounts receivable from affiliate	21,824	—
Inventory	(3,200)	(20,373)
Increase (decrease) in:
Trade accounts payable and accrued expenses	10,144	82,390
Accounts payable to affiliate	—	58,854
Deferred revenue	3,200	20,373

Net cash provided by (used for) operating activities	(107,871)	31,956

Cash Flows From Investing Activities:
Development of oil and gas properties	—	(28,461)

Net cash used in investing activities	—	(28,461)

Cash Flows From Financing Activities:
Advances from affiliate-net	106,243	9,235
Exercise of common stock options	—	250

Net cash provided by financing activities	106,243	9,485

Net Increase (Decrease) In Cash	(1,628)	12,980
Cash at beginning of period	2,506	23,821

Cash at end of period	$878	$36,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2008 (including the notes thereto) set forth in Form 10-K.
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
The Company has an interest in wells in Denton, Parker and Wise Counties, Texas. The Company has a minor interest in three Oklahoma wells which were sold effective March 31, 2009. Effective April 1, 2008, the Company sold its East Texas oil and gas properties.
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
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Revenue Recognition
     For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid. See Receivables below.
     Principles of Consolidation
     The condensed consolidated financial statements for the quarter ended February 28, 2009 and February 29, 2008 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II (sold to its affiliate Gulftex Operating effective April 1, 2008) joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.

     Concentration of Credit Risk
     The Company received advances from Gulftex totaling $106,243 during the three months ended February 28, 2009 and $9,235 during the three months ended February 29, 2008.
     Receivables
Receivables consist of accrued oil and gas receivables due from either purchasers of oil and gas or operators in oil and natural gas wells for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 days after the month of sale. The operator for the Wise, Denton and Parker Counties, Texas is Earthwise Energy, Inc. which has not paid the Company for its share of the oil and gas production since March of 2008. Accordingly, the Company is accruing the revenue and expenses associated with the wells in Denton and Parker Counties (see Note 9, Subsequent Event).
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
     Oil and gas properties at February 28, 2009 consist of the following:

Proved oil and gas properties	$747,573
Accumulated depreciation, depletion and amortization	(692,093)

$55,480

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
The following table describes changes to the asset retirement liability for the quarter ended February 28, 2009.

ARO at November 30, 2008	$20,981
Accretion expense	255
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	—

ARO at February 28, 2009	$21,236

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
     Fair Value Measurements
     The Company adopted fair value accounting for certain financial assets and liabilities that have been evaluated at least annually. The standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the consolidated financial statements, which includes property and equipment, investments carried at cost, deposits and other assets. Impairment analyses will be made of all assets using fair value measurements.
Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by generally accepted accounting principles and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2	Inputs to the valuation methodology include:
- quoted prices for similar assets or liabilities in active markets;
- quoted prices for identical or similar assets or liabilities in inactive markets;
- inputs other than quoted prices that are observable for the asset or liability;
- inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Cash, receivable and payable amounts, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments.
5. RECENT ACCOUNTING PRONOUNCEMENTS:
During the three months ended February 28, 2009 there were no new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). During the year ended November 30, 2008, there were several new accounting pronouncements issued by FASB one of which was SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

6. RELATED PARTY TRANSACTIONS:
The Company conducts substantial transactions with Gulftex. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially different from reported results.
a.	The operator of the East Texas oil and gas leases, Gulftex is an affiliate of TBX. Mr. Burroughs is a 50% stockholder and president of the Company. TBX sold its interest in East Texas properties to Gulftex on April 1, 2008; accordingly, there are no fees associated with operating these wells for the three months ended February 28, 2009. Fees paid Gulftex for operating these wells for the three months ended February 29, 2008 are $2,400.

b.	Gulftex operated certain oil and gas properties on behalf of the Company. TBX sold its interest in East Texas properties to Gulftex on April 1, 2008; accordingly, there are no operating expenses associated with these wells for the three months ended February 28, 2009. At February 28, 2009 and February 29, 2008 the Company had a liability to Gulftex related to wells operated by them in the amount of $0 and $169,028, respectively.

c.	During the three months ended February 28, 2009 and February 29, 2008, the Company received net advances from Gulftex totaling $106,243 and $9,235, respectively. The balance due Gulftex as of February 28, 2009 is $280,029.

d.	The Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relates to Gulftex’s operations. The Company billed and was paid $11,407 for the three months ended February 28, 2009 and $24,049 for the three months ended February 28, 2009.
7. STOCK BASED COMPENSATION:
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of February 28, 2009. In accordance with the terms of April l, 2007 Amended Employment Agreement, no compensation expense is recognized as of February 28, 2009 related to Mr. Burroughs’ potential common stock options.
The Company executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Dick O’Donnell, having a term of one year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. The Company recorded stock based compensation expense in the current quarter totaling $250 with a corresponding credit to paid-in capital.
A summary of the status of the Company’s equity awards as of February 28, 2009 and the changes during the period then ended is presented below:

		Weighted-Average
	Shares	Exercise Price

Outstanding December 1, 2008	100,000	$0.15

Granted	25,000	$0.15
Exercised	—	$0.15
Forfeited	(25,000)	$0.15

Outstanding February 28, 2009	100,000	$0.15

Options exercisable at February 28, 2009	100,000	$0.15

Weighted-average fair value of options granted during this quarter	$250

The weighted average fair value at date of grant for options during three month period ended February 28, 2009 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	1
Average interest rate	4.00%
Average volatility	147%
Dividend yield	0%
A summary of the status of the Company’s vested and nonvested shares at February 28, 2009 and the weighted average grant date fair value is presented below:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Vested	100,000	$.5475	$54,750
Nonvested	—	—	—

Total	100,000	$.5475	$54,750

As of February 28, 2009, the Company has no unrecognized compensation expense.
8. COMMITMENTS AND CONTINGENCIES:
The Company is currently obligated for $142,991 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through February 28, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,958.Rent expense for the three months ended February 28, 2009 and February 29, 2008 is $17,579 and $21,433, respectively.
Trio Operating, Inc. is the bonded operator for the Company’s Denton and Wise County, Texas wells and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.

9. SUBSEQUENT EVENTS:
On May 28, 2009 the Company, along with Grasslands I, L.P., intervened as third party plaintiffs in a lawsuit originally captioned as Clay Bain, et. al. v. Earthwise Energy, Inc. (EEI) which was filed in April 2009 in the 14th Judicial District, Dallas County Texas, Cause No. 095253. Our petition requests that we be given certain injunctive relief and be awarded unspecified damages for certain alleged causes of action including, but not limited to, fraud, conversion and violation of fiduciary duty against defendant Earthwise Energy, Inc. but also as against two individuals, Jeffery C. Reynolds and Steven C. Howard who were added to the lawsuit as third party defendants. Mr. Reynolds is a former member of our Board of Directors who resigned in July 2008. Included in our claim for damages is an oil and gas accounts receivable totaling $60,342 of February 28, 2009. Pursuant to Statements of Financial Accounting Standards (SFAS) No. 5, Loss Contingencies, we have assessed the likelihood of prevailing in this lawsuit and thus collecting these accounts receivable as reasonably possible. Accordingly, as provided by this professional standard, a loss contingency related to the non-collection of these accounts receivable has not been provided for in the accompanying consolidated financial statements.
The Company sold its working interest in oil and gas leases located in Ellis County, Oklahoma effective March 31, 2009 for approximately $1,700 and wrote off the fully depleted property values totaling $229,074.
10. INCOME TAXES:
The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the three months ended February 28, 2009 and February 29, 2008 due to the Company’s net operating losses.

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
     DESCRIPTION OF PROPERTIES
     GENERAL: We currently have wells in Denton and Wise Counties, Texas. We also have several wells and acreage in Oklahoma.
     Effective April 1, 2008, we sold our East Texas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs is a 50% shareholder) in exchange for our payables and advances owed to Gulftex. As additional consideration, Gulftex assumed our asset retirement obligations. Effective March 31, 2009 we sold our minor interest in the Camargo NW and Harmon SE fields located in Oklahoma.
     PROPERTIES
     The following is a breakdown of our properties by field as of February 28, 2009:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Newark East, Working Interest	2	0.74
Newark East, Override Interest	8	0.03
Camargo NW Field	2	0.42
Harmon SE Field	1	0.01
     PRODUCTIVE WELLS AND ACREAGE:
     The following is a breakdown of our productive wells and acreage as of February 28, 2009:

			Total	Net	Total
		Net	Gross	Productive	Gross	Total Net
	Total Gross	Productive	Gass	Gass	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Wells	Wells	Acres	Acres
Wise County	—	—	4	.74	224	83.14
Denton County	—	—	6	.03	566	18.11
Anadarko Basin	3	.44	—	—	480	69.75
     Notes:

1.	Total Gross Wells are those wells in which the Company holds a working or overriding interest in as of February 28, 2009.

2.	Net Productive Wells was calculated by multiplying the working or overriding interest held by the Company in each of the 13 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds a working or overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working or overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold a working interest as of February 28, 2009 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.

6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
     ANADARKO BASIN- WESTERN OKLAHOMA
     We currently hold a minor interest in three producing natural gas wells. Although the wells are currently producing natural gas there can be no assurance that they will continue to do so. In addition to the above described wells we own working interests in two lease tracts; one located in Ellis County, Oklahoma with a gross acreage interest of 27.5% in 1,505 acres and the second located in Canadian County, Oklahoma, constituting a gross acreage interest of 20% in 240 acres. The Company also has a 3% interest in 640 acres in Beckham County, Oklahoma. The Company sold its interest in the Ellis County properties effective March 31, 2009.
     OIL AND GAS PARTNERSHIP INTERESTS
     We currently own a 57.50% partnership interest in the Johnson No. 1-H, Johnson No. 2-H. We sold our 58.66% partnership interest in the Hagansport #1 and #2 Unit Joint Ventures to Gulftex effective April 1, 2008. We did not acquire any additional partnership interests in the current quarter.
CRITICAL ACCOUNTING POLICIES
A summary of significant accounting policies is included in Note 2 to the audited financial statements included on Form 10-K for the year ended November 30, 2008 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.
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

RESULTS OF OPERATIONS
For the quarter ended February 28, 2009 we had a net loss of $127,959 as compared to a net loss of $212,627 for the same quarter last year. The components of these results are explained in the following revenue and expenses explanations.
Revenue- Total revenue decreased $76,452, 84.0%, from $90,977 for the three months ended February 29, 2008 to $14,525 for the three months ended February 28, 2009.
     The average price per MBTU decreased $3.28 and the MBTU sold decreased 3,132 from the quarter ended February 29, 2008. The average price per barrel decreased $41.66 and the quantity sold decreased by 555.51 barrels from the quarter ended February 29, 2008. The decrease in the barrels sold is attributable to the sales of our East Texas properties in 2008. The decrease in the quantity of gas sold is primarily attributable to the Johnson No. 2-H being off-line for repairs in January and February 2009.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl

February 28, 2009	$12,927	2,848	$4.54	$1,598	45.65	$35.01

February 29, 2008	$46,734	5,980	$7.82	$46,087	601.16	$76.66

3 Month Change
2009 vs 2008
Amount	$(33,807)	(3,132)	$(3.28)	$(44,489)	(555.51)	$(41.66)

Percentage	-72.34%	-52.37%	-41.94%	-96.53%	-92.41%	-54.34%
     As the above table shows, gas revenue decreased 72.3% and oil revenue decreased 96.5% from fiscal year 2008.
     Joint venture losses as a component of income decreased $1,884, 100.0%, from $1,884 for the quarter ended February 29, 2008 to $0 for the quarter ended February 28, 2009.
Expenses- The components of our expenses for the first quarter ended February 28, 2009 and February 29, 2008 are as follows:

			%
			Increase
	2009	2008	(Decrease)
Lease operating and taxes	11,760	155,235	-92.42%
General and administrative	128,329	134,309	-4.45%
Depreciation, depletion, amortization., & accretion	2,395	14,060	-82.97%

Total expenses	$142,484	$303,604	-53.07%

     Lease operating expenses decreased $143,475 which is primarily attributable to the sale of our East Texas properties to Gulftex on April 1, 2008. Gulftex Operating billed our Company $2,400 for contract operating services for the three months ended February 28, 2008 and $0 for the three months ended February 29, 2008.
     General and administrative expenses decreased $5,980. The decrease is attributable to lower compensation cost related to stock options based compensation of $46,250 offset by higher professional fees of $38,875 and higher expenses in all other categories totaling $1,395.
     Depreciation, depletion, amortization and accretion decreased $11,665. The decrease in depreciation, depletion and amortization expense of $9,498 is attributable to the lower oil and gas property values due to the sales of our East Texas properties and the write down of the Johnson No. 1 to its undiscounted net cash flow value. Accretion expense decreased $2,167. The decrease is attributable to a change in the estimated asset retirement liability primarily due to the sales of our East Texas properties in 2008.

     We have not recorded any income taxes for the three months ended February 28, 2009 because of our continued operating losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
The Company had a cash balance of $878 as of February 28, 2009. Our current ratio at February 28, 2009 was .53:1, and we have no long-term debt other than our asset retirement obligation of $21,236. As of February 28, 2009, our stockholders’ deficit was $211,293. Our cash used for operations totaled $107,871 for the quarter ended February 28, 2009 while cash provided by operations totaled $31,956 for the quarter ended February 29, 2008. This represents a decrease of $139,827 in cash provided by operating activities. There were no investment activities for the quarter ended February 28, 2009.We invested $28,461 in a salt water disposal well during the quarter ended February 29, 2008. We received net advances from Gulftex totaling $106,243 during the quarter ended February 28, 2009 and $9,235 during the quarter ended February 29, 2008. Also, proceeds from the issuance of stock for the quarter ended February 28, 2009 and February 29, 2008 totaled $0 and $3,750, respectively.
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
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of February 28, 2009 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
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
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On May 28, 2009 the Company, along with Grasslands I, L.P., intervened as third party plaintiffs in a lawsuit originally captioned as Clay Bain, et. al. v. Earthwise Energy, Inc. (EEI) which was filed in April 2009 in the 14th Judicial District, Dallas County Texas, Cause No. 095253. Our petition requests that we be given certain injunctive relief and be awarded unspecified damages for certain alleged causes of action including, but not limited to, fraud, conversion and violation of fiduciary duty against defendant Earthwise Energy, Inc. but also as against two individuals, Jeffery C. Reynolds and Steven C. Howard who were added to the lawsuit as third party defendants. Mr. Reynolds is a former member of our Board of Directors who resigned in July 2008. Included in our claim for damages is an oil and gas accounts receivable totaling $60,342 of February 28, 2009.
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
     (b) REPORTS ON FORM 8-K:
     None
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.
TBX RESOURCES, INC.
DATE: December 18, 2009

SIGNATURE: /s/ Tim Burroughs

TIM BURROUGHS, PRESIDENT/
CHIEF FINANCIAL OFFICER