Form 10-Q
period 2009-05-31
TBX RESOURCES INC
filed 2010-02-11
CIK 1108645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2009
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of February 10, 2010, there were 4,027,442 shares of common stock, par value $0.01 per share, outstanding.

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2009	November 30,
	(Unaudited)	2008
ASSETS
Current Assets
Cash	$2,823	$2,506
Oil and gas revenue receivable	200,656	175,812
Accounts receivable from affiliate	—	21,824
Prepaid expense	10,000	10,000
Inventory	5,300	—

Total current assets	218,779	210,142

Oil and gas properties (successful efforts method), net	53,468	57,619

Other	6,211	6,211

Total Assets	$278,458	$273,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable and accrued expenses	$129,958	$90,789
Accounts payable to and advances from affiliate	351,188	173,786
Deferred revenue	5,300	—

Total current liabilities	486,446	264,575

Long-term Liabilities
Asset retirement obligations	21,492	20,981

Non-controlling Interest in Consolidated Subsidiary	72,000	72,000

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,027,442 shares issued and outstanding at May 31, 2009, 4,027,442 shares issued and outstanding at November 30, 2008	40,274	40,274
Additional paid-in capital	10,929,940	10,929,440
Accumulated deficit	(11,271,694)	(11,053,298)

Total stockholders’ deficit	(301,480)	(83,584)

Total Liabilities and Stockholders’ Deficit	$278,458	$273,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Revenues:
Oil and gas sales	$10,320	$66,304	$24,845	$157,281

Total revenues	10,320	66,304	24,845	157,281

Expenses:
Lease operating and taxes	8,905	45,935	20,665	201,170
General and administrative	91,271	87,797	219,601	222,107
Depreciation, depletion, amortization and accretion	2,268	7,620	4,662	21,680

Total expenses	102,444	141,352	244,928	444,957

Operating Loss	(92,124)	(75,048)	(220,083)	(287,676)

Other Income (Expense):
Gain on sale of oil and gas properties	1,687	1,092,040	1,687	1,092,040

Income (Loss) Before Provision for Income Taxes	(90,437)	1,016,992	(218,396)	804,364
Provision for income taxes	—	—	—	—

Net Income (Loss)	$(90,437)	$1,016,992	$(218,396)	$804,364

Net Income (Loss) per Common Share, Basic	$(0.02)	$0.25	$(0.05)	$0.20

Net Income (Loss) per Common Share, Diluted	$0.02	$0.25	$(0.05)	$0.20

Weighted Average Common Shares Outstanding:
Basic	4,027,442	4,027,442	4,027,442	4,018,016

Diluted	4,027,442	4,118,746	4,027,442	4,123,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31, 2009	May 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(218,396)	$804,364
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Gain on sale of oil and gas properties	(1,687)	(1,092,040)
Lease operating and taxes	—	174,120
Depreciation, depletion, amortization and accretion	4,662	21,680
Stock based compensation	500	80,500
Changes in operating assets and liabilities other than accounts payable to and advances from affiliate:
Decrease (increase) in:
Accounts receivable from affiliate	21,824	—
Oil and gas revenue receivable	(24,844)	8,884
Inventory	(5,300)	(4,165)
Increase (decrease) in:
Trade accounts payable and accrued expenses	39,169	(7,759)
Asset retirement obligations — current portion	—	(29,964)
Deferred revenue	5,300	4,165

Net cash used for operating activities	(178,772)	(40,215)

Cash Flows From Investing Activities:
Development of oil and gas properties	—	(28,461)
Proceeds from sale of oil and gas properties	1,687	—

Net cash provided by (used in) investing activities	1,687	(28,461)

Cash Flows From Financing Activities:
Advances from affiliate — net	177,402	42,027
Exercise of common stock options	—	3,750

Net cash provided by financing activities	177,402	45,777

Net Increase (Decrease) in Cash	317	(22,899)
Cash at beginning of period	2,506	23,821

Cash at end of period	$2,823	$922

Supplemental Non-Cash Activity:
Sale of oil and gas properties	$—	$106,430

Payables to and advances from affiliate	$—	$(1,052,547)

Asset retirement obligations settled	$—	$(145,923)

Write-off of fully depreciated property and equipment in May 2009.	$229,074	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009
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
The Company’s principal historical business activity has been acquiring and developing producing oil and gas properties. However, during fiscal year 2004, the Company began providing contract services to an affiliate, Gulftex Operating, Inc. The services continued to August 31, 2006 when the agreement was terminated by mutual agreement. In addition, the Company has sponsored and/or managed joint venture development partnerships for the purpose of developing oil and gas properties for profit.
The Company currently has an interest in wells located in Denton and Wise Counties, Texas. Effective March 31, 2009 the Company sold its minor interest in three Oklahoma wells. Effective April 1, 2008, the Company sold its East Texas oil and gas properties.
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
     Principles of Consolidation
     The condensed consolidated financial statements for the six months ended May 31, 2009 and 2008 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II (sold to its affiliate Gulftex Operating effective April 1, 2008) joint ventures, in which TBX owns interests, are consolidated on a proportionate basis, in accordance with Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet And Income Statement Display Under The Equity Method For Investments In Certain Partnerships And Other Ventures”. All significant intercompany balances and transactions have been eliminated.

     Concentration of Credit Risk
     The Company received net advances from Gulftex totaling $177,402 during the six months ended May 31, 2009 and $42,027 during the six months ended May 31, 2008.
     Receivables
Receivables consist of accrued oil and gas receivables due from either purchasers of oil and gas or operators in oil and natural gas wells for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 days after the month of sale. The manager for the Wise and Denton Counties, Texas is Earthwise Energy, Inc. which has not paid the Company for its share of the oil and gas production since March of 2008. Accordingly, the Company is accruing the revenue and expenses associated with the wells in Wise and Denton Counties (see Note 8, Commitments and Contingencies).
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
     Oil and gas properties at May 31, 2009 consist of the following:

Proved oil and gas properties	$518,538
Accumulated depreciation, depletion and amortization	(465,070)

$53,468

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
The following table describes changes to the asset retirement liability for the six months ended May 31, 2009.

ARO at November 30, 2008	$20,981
Accretion expense	511
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	—

ARO at May 31, 2009	$21,492

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
Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2	Inputs to the valuation methodology include:
–	quoted prices for similar assets or liabilities in active markets;

–	quoted prices for identical or similar assets or liabilities in inactive markets;

–	inputs other than quoted prices that are observable for the asset or liability;

–	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
5. RECENT ACCOUNTING PRONOUNCEMENTS:
During the six months ended May 31, 2009 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) the most recent of which was SFAS No. 165, Subsequent Events. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.
6. RELATED PARTY TRANSACTIONS:
The Company conducts substantial transactions with Gulftex. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially different from reported results.
a.	The former operator of the East Texas oil and gas leases, Gulftex is an affiliate of TBX. Mr. Burroughs is a 50% stockholder and president of the Company. TBX sold its interest in East Texas properties to Gulftex on April 1, 2008; accordingly, there are no fees associated with operating these wells for the six months ended May 31, 2009. Fees paid Gulftex for operating these wells for the six months ended May 31, 2008 are $3,200.

b.	During the six months ended May 31, 2009, the Company received net advances from Gulftex totaling $177,402. The balance due Gulftex as of May 31, 2009 is $351,188.

c.	Effective June 1, 2007, the Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relates to Gulftex’s operations. The Company billed Gulftex $48,607 for the six months ended May 31, 2009.

d.	On June 4, 2008, the Company executed a sales agreement (effective April 1, 2008) with Gulftex. Under the agreement, the Company transferred all of its East Texas oil and gas properties with a net book value of $106,430 to Gulftex. In consideration for the transfer of the properties, Gulftex forgave the Company’s trade payables and advances totaling $1,052,547. In addition, Gulftex is assumed the Company’s asset retirement obligations with a book value of $145,923. The Company recorded a gain of $1,092,040 on the sale. Gulftex did not charge interest for its advances to the Company. The amount of interest that could have been charged is immaterial.

7. STOCK BASED COMPENSATION:
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of May 31, 2009. In accordance with the terms of April l, 2007 Amended Employment Agreement, no compensation expense is recognized as of May 31, 2009 related to Mr. Burroughs’ potential common stock options.
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
A summary of the status of the Company’s equity awards as of May 31, 2009 and the changes during the six month period then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding December 1, 2008	100,000	$0.15

Granted	50,000	$0.15
Exercised	—	$0.15
Forfeited	(50,000)	$0.15

Outstanding May 31, 2009	100,000	$0.15

Options exercisable at May 31, 2009	100,000	$0.15

Weighted-average fair value of options granted during this quarter	$250

Weighted-average fair value of options granted during this year to date	$500

The weighted average fair value at date of grant for options during the six months ended May 31, 2009 was estimated using the Black-Scholes option valuation model with the following assumptions:

Average expected life in years	1
Average interest rate	4.00%
Average volatility	169.86%
Dividend yield	0%
A summary of the status of the Company’s vested and nonvested shares at May 31, 2008 and the weighted average grant date fair value is presented below:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Vested	100,000	$.2250	$22,500
Nonvested	—	—	—

Total	100,000	$.2250	$22,500

As of May 31, 2009, the Company has no unrecognized compensation expense.
8. COMMITMENTS AND CONTINGENCIES:
The Company is currently obligated for $125,545 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through February 28, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $5,231.Rent expense for the six months ended May 31, 2009 and 2008 is $35,697 and $35,488, respectively.
On May 28, 2009 the Company, along with Grasslands I, L.P., intervened as third party plaintiffs in a lawsuit originally captioned as Clay Bain, et. al. v. Earthwise Energy, Inc. (EEI) which was filed in April 2009 in the 14th Judicial District, Dallas County Texas, Cause No. 095253. Our petition requests that we be given certain injunctive relief and be awarded unspecified damages for certain alleged causes of action including, but not limited to, fraud, conversion and violation of fiduciary duty against defendant Earthwise Energy, Inc. but also as against two individuals, Jeffery C. Reynolds and Steven C. Howard who were added to the lawsuit as third party defendants. Mr. Reynolds is a former member of our Board of Directors who resigned in July 2008. Included in the claim for damages is an oil and gas accounts receivable totaling $129,120 as of May 31, 2009. Pursuant to Statements of Financial Accounting Standards (SFAS) No. 5, Loss Contingencies, we have assessed the likelihood of prevailing in this lawsuit and thus collecting these accounts receivable as reasonably possible. Accordingly, as provided by this professional standard, a loss contingency related to the non-collection of these accounts receivable has not been provided for in the accompanying condensed consolidated financial statements.
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
9. SALE OF OIL AND GAS PROPERTIES:
The Company sold its working interest in oil and gas leases located in Ellis County, Oklahoma effective March 31, 2009 for $1,687 and wrote off the fully depleted property values totaling $229,074.
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
10. INCOME TAXES:
The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the three and six months ended May 31, 2009 and 2008 due to the Company’s net operating loss in 2009 and the available tax loss carryforward in 2008.

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
     DESCRIPTION OF PROPERTIES
     GENERAL: The following is information concerning our oil and gas wells, our productive wells and acreage and undeveloped acreage. We have wells in Denton and Wise Counties in Texas. We also had several wells and acreage in the Camargo NW and Harmon SE fields located in Oklahoma which were sold effective March 31, 2009.
     Effective April 1, 2008, we sold our East Texas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs is a 50% shareholder) in exchange for our payables and advances owed to Gulftex. As additional consideration, Gulftex assumed our asset retirement obligations.
     PROPERTIES
     The following is a breakdown of our properties by field as of May 31, 2009:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Newark East, Working Interest	2	0.73
Newark East, Override Interest	8	0.03
     PRODUCTIVE WELLS AND ACREAGE:
     The following is a breakdown of our productive wells and acreage as of May 31, 2009:

					Total
		Net		Net	Gross	Total Net
	Total Gross	Productive	Total Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
Wise County	—	—	4	.74	224	83.14
Denton County	—	—	6	.03	566	18.11
     Notes:
1.	Total Gross Wells are those wells in which the Company holds a working or overriding interest in as of May 31, 2009.

2.	Net Productive Wells was calculated by multiplying the working or overriding interest held by the Company in each of the 10 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds a working interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by the Company in the respective properties.

5.	All acreage in which we hold a working interest as of May 31, 2009 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.

6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
     ANADARKO BASIN- WESTERN OKLAHOMA
     During part of the quarter we held a minor interest in three producing natural gas wells. In addition to the wells we owned working interests in two lease tracts; one located in Ellis County, Oklahoma with a gross acreage interest of 27.5% in 1,505 acres and the second located in Canadian County, Oklahoma, constituting a gross acreage interest of 20% in 240 acres. The Company also held a 3% interest in 640 acres in Beckham County, Oklahoma. The Company sold its interest in the Oklahoma properties effective March 31, 2009.
     OIL AND GAS PARTNERSHIP INTERESTS
     We currently own a 68.03% partnership interest in the Johnson No. 1-H and 65.61% partnership interest in the Johnson No. 2-H. We sold our 58.66% partnership interest in the Hagansport #1 and #2 Unit Joint Ventures to Gulftex effective April 1, 2008. We did not acquire any additional partnership interests in the current quarter.
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

Sale of Assets
The Company sold its working interest in oil and gas leases located in Oklahoma effective March 31, 2009 for $1,687 and wrote off the fully depleted property values totaling $229,074.
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
RESULTS OF OPERATIONS
     For the second quarter ended May 31, 2009 we reported a net loss of $90,437 as compared to net income of $1,016,992 for the same quarter last year. For the six months ended May 31, 2009 we reported a net loss of $218,396 as compared to net income of $804,364 for the same period last year. The components of these results are explained below.
Revenues — The components of our revenues for the three and six months ended May 31, 2009 and 2008 are as follows:
     Oil and gas revenue for the three months ended May 31, 2009 was $10,320, a decrease of 84.4%, as compared to $66,304 for the three months ended May 31, 2008. The decrease is attributable to the reduction in production resulting from the April 1, 2008 sale of our East Texas properties to Gulftex offset by higher production and prices for our Johnson No. 1-H and No. 2-H wells. Oil and gas revenue for the six months ended May 31, 2009 was $24,845, a decreased of 84.2%, as compared to $157,281 for the six months ended May 31, 2008. The decrease is attributable to higher production costs and lower prices on the Johnson #1 and #2 wells and the sales of our East Texas properties.
Following are the changes in oil and gas sales, barrels and volumes of natural gas sold and the price received for those sales for the quarter.
     The average price per MBTU decreased $4.67 and the MBTU sold decreased 2,716 from the quarter ended May 31, 2008. The average price per barrel decreased $36.66 and the quantity sold decreased by 261 barrels from the quarter ended May 31, 2008. The decrease in the barrels sold is primarily attributable to the sales of our East Texas properties in 2008. The decrease in the quantity of gas sold is primarily attributable to the Johnson No. 2-H being off-line for repairs in 2009.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl
May 31, 2009	$8,487	2,629	$3.23	$1,833	43	$42.63

May 31, 2008	$42,199	5,345	$7.90	$24,105	304	$79.29

3 Month Change
2009 vs 2008
Amount	$(33,712)	(2,716)	$(4.67)	$(22,272)	(261)	$(36.66)

Percentage	-79.89%	-50.81%	-59.11%	-92.40%	-85.86%	-46.24%
     As the above table shows, gas revenue decreased 79.89% and oil revenue decreased 92.40% from fiscal year 2008.
Following are the changes in oil and gas sales, barrels and volumes of natural gas sold and the price received for those sales for the fiscal year to date.
     The average price per MBTU decreased $3.94 and the MBTU sold decreased 5,848 from the six months ended May 31, 2008. The average price per barrel decreased $39.01 and the quantity sold decreased by 816 barrels from the six months ended May 31, 2008. The decrease in the barrels sold is attributable to the sale of our East Texas properties in 2008. The decrease in the quantity of gas sold is primarily attributable to the Johnson No. 2-H being off-line for repairs in 2009.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl
May 31, 2009	$21,415	5,477	$3.91	$3,430	89	$38.54

May 31, 2008	$88,934	11,325	$7.85	$70,192	905	$77.55

6 Month Change
2009 vs 2008
Amount	$(67,519)	(5,848)	$(3.94)	$(66,762)	(816)	$(39.01)

Percentage	-75.92%	-51.64%	-50.19%	-95.11%	-90.17%	-50.30%
     As the above table shows, gas revenue increased 75.92% while oil revenue decreased 95.11% from fiscal year 2008.
     There was no joint venture income as component of revenue for the three months ended May 31, 2008 and 2009. Joint venture income as a component of revenue decreased $1,845, 100.0%, from a loss of $1,845 for the six months ended May 31, 2008 to $0 for the six months ended May 31, 2009.
Expenses — The components of our expenses for the three and six months ended May 31, 2009 and 2008 are as follows:

			%			%
	Three Months Ended		Increase	Six Months Ended		Increase
	May 31, 2009	May 31, 2008	(Decrease)	May 31, 2009	May 31, 2008	(Decrease)
Expenses:
Lease operating and taxes	$8,905	$45,935	-80.61%	$20,665	$201,170	-89.73%
General and administrative	91,271	87,797	3.96%	219,601	222,107	-1.13%
Depreciation, depl, amort., & accretion	2,268	7,620	-70.24%	4,662	21,680	-78.50%

Total expenses	$102,444	$141,352	-27.53%	$244,928	$444,957	-44.95%

     Lease operating expenses decreased $37,030 for the quarter ended May 31, 2009 and decreased $180,505 for the six months ended May 31, 2009 over the same periods last year. The decrease in quarterly and year to date operating expenses is primarily attributable to the sale of our East Texas properties effective April 1, 2008. TBX paid Gulftex $0 for contract operating services for the three months ended May 31, 2008 and $800 the three months ended May 31, 2008. TBX paid Gulftex $0 for contract operating services for the six months ended May 31, 2009 and $3,200 for the six months ended May 31, 2008.
     General and administrative expenses increased $3,474 for the three months ended May 31, 2009 as compared to the same period last year. The increase in general and administrative expenses is attributable to higher professional fees of $27,746 rent of $12,835, salaries and wages of $9,086 and higher expenses in all other categories totaling $709 offset by lower compensation cost related to stock options based compensation of $33,750, higher G&A cost allocations of $13,152. For the six months ended May 31, 2009, General and administrative expenses decreased $2,506 as compared to the same period last year. The decrease in general and administrative expenses is attributable to lower compensation cost related to stock options based compensation of $80,000 offset by higher professional fees of $66,621, salaries and wages of $9,081 and higher expenses in all other categories totaling $1,792.
     Depreciation and depletion expense totaled $2,012 for the three months ended May 31, 2009 and $6,708 for the three months ended May 31, 2008. Depreciation and depletion expense totaled $4,151 for the six months ended May 31, 2008 and $18,346 for the six months ended May 31, 2008. The decrease in depreciation, depletion, and amortization expense is attributable to lower oil and gas property values from the same period last year and the sale of our East Texas properties. Accretion expense totaled $256 for the three months ended May 31, 2009 and $912 for the three months ended May 31, 2008. Accretion expense totaled $511 for the six months ended May 31, 2009 and $3,334 for the six months ended May 31, 2008. The decrease in accretion expense is primarily attributable to the transfer of our East Texas asset retirement obligations to Gulftex and the change in our estimated liability from last fiscal year.
     Other income decreased $1,090,353 for the three and six months ended March 31, 2009 over the same periods last year. . The Company sold its working interest in oil and gas leases located in Oklahoma effective March 31, 2009 for $1,687 and wrote off the fully depleted property values totaling $229,074. Effective April 1, 2008 we sold our East Texas properties to Gulftex for the cancellation of payables and advances due them as well as their assumption of our East Texas asset retirement obligations. We recorded a gain on the sale of $1,092,040
     We have not recorded any income taxes for the six months ended May 31, 2008 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
The Company had a cash balance of $2,823 as of May 31, 2009. Our current ratio at May 31, 2009 was .45:1, and we had no long-term debt other than our asset retirement obligations of $21,492. As of May 31, 2009, our stockholders’ deficit was $301,480. Net cash used for operations totaled $177,085 for the six months ended May 31, 2009 and $40,215 for the six months ended May 31, 2008. This represents an increase of $136,870 in cash used for operating activities.
For the six months ended May 31, 2009 net cash provided by investing activities was $1,687 as the result of the sale of our Oklahoma properties. For the six months ended May 31, 2008 net cash used in investing activities totaled $28,461 as a result of our rework of a salt water disposal well. Non-cash investing activity for the six months ended May 31, 2009 was $0. Non-cash investing activity for the six months ended May 31, 2008 was $106,430. Effective April 1, 2008, we sold our East Texas oil and gas properties with a net book value of $106,430 to Gulftex.
Net cash provided by financing activities totaled $177,402 for the six months ended May 31, 2009 and $45,777 for the same period last year. For the six months ended May 31, 2009 and 2008 we received advances from Gulftex totaling $177,402 and $42,027, respectively. Cash received from the exercise of stock options totaled $0 for the six months ended May 31, 2009 and $3,750 for the six months ended May 31, 2008. Non-cash financing activity for the six months ended May 31, 2009 was $0. Non-cash financing activities for the six months ended May 31, 2008 was $1,195,137. As a result of the sale of our East Texas properties to Gulftex we wrote-off payables to and advances form affiliate totaling $1,052,547 and reduced our asset retirement obligations by $145,923. We also increased our asset retirement obligations by $3,334 during the same period.
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
On May 28, 2009 the Company, along with Grasslands I, L.P., intervened as third party plaintiffs in a lawsuit originally captioned as Clay Bain, et. al. v. Earthwise Energy, Inc. (EEI) which was filed in April 2009 in the 14th Judicial District, Dallas County Texas, Cause No. 095253. Our petition requests that we be given certain injunctive relief and be awarded unspecified damages for certain alleged causes of action including, but not limited to, fraud, conversion and violation of fiduciary duty against defendant Earthwise Energy, Inc. but also as against two individuals, Jeffery C. Reynolds and Steven C. Howard who were added to the lawsuit as third party defendants. Mr. Reynolds is a former member of our Board of Directors who resigned in July 2008. Included in our claim for damages is an oil and gas accounts receivable totaling $129,120 as of May 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
     None.

Item 5.	OTHER INFORMATION
     Due to the current financial condition of the Company, two of our officers, Tim Burroughs and Sherri Cecotti have agreed, effective February 16, 2010, to draw no salary until such time as the revenues of the Company are sufficient to sustain the operations of the Company including the payment of their salaries. The forbearance of the above officer’s salary is a complete forbearance and not a deferral.
     None.

Item 6.	EXHIBITS
(a)	EXHIBITS:
     31.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	REPORTS ON FORM 8-K SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.
TBX RESOURCES, INC.
DATE: February 11, 2010

SIGNATURE:	/s/ Tim Burroughs

TIM BURROUGHS, PRESIDENT/ CHIEF FINANCIAL OFFICER