Form 10-K
period 2009-11-30
TBX RESOURCES INC
filed 2010-08-10
CIK 1108645

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-30746
TBX RESOURCES, INC.
(Name of Issuer in its charter)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☑ No
The Issuer’s revenues for the most recent fiscal year were $51,726.
On August 1, 2010, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $90,425. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on August 1, 2010, as reported on the Over-The-Counter Pink Sheet Market. As of August 1, 2010, the Company had 4,027,442 issued and outstanding shares of common stock.
Documents Incorporated by Reference: None

TBX RESOURCES, INC.
INDEX

PART I
Forward Looking Statements
     This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, inability to continue as a going concern, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements.
     We do not have an operative web site upon which our periodic reports, proxy statements and Reports on 8K appear. Our reports are available on the EDGAR system and may be viewed at http://www.sec.gov.
     As used herein, references to the “Company” are to TBX Resources, Inc., a Texas corporation (“TBX”) and its subsidiaries.
Item 1. Business
Recent Developments: Going Concern and Liquidity Problems
     We do not have sufficient working capital to sustain our operations. We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at November 30, 2009. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
     See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company and Its Business
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
As of November 30, 2009, we had total assets of $177,745 of which net oil and gas properties amounted to $49,591 or 27.9% of the total. As of November 30, 2008, we had total assets of $273,972 of which net oil and gas properties amounted to $57,619 or 21.0% of the total. Our revenues for the current fiscal year totaled $51,726 while the revenues for the previous fiscal year totaled $286,606. Our accumulated losses as of November 30, 2009 and 2008 totaled $11,377,279 and $11,053,298, respectively. At November 30, 2009, we had $5,327 in cash as compared to $2,506 for November 30, 2008. As of November 30, 2009 the ratio of current assets to current liabilities was         .22:1 as compared to .79:1 for November 30, 2008. We have no long-term debt other than the asset retirement obligations. Our asset retirement obligations as of November 30, 2009 and 2008 were $21,021 and $20,981, respectively. As of November 30, 2009 and 2008, our shareholders’ deficit was $407,065 and $83,584, respectively.
Our company has experienced operating losses over the past several years. We do not have sufficient working capital or revenues to sustain our operations. If no additional funds are received, we will be forced to rely on existing oil and gas revenue and upon additional funds which may or may not be loaned by an affiliate, Gulftex Operating, Inc., a company in which our president, Tim Burroughs, is a 50% stockholder, to preserve the viability of the corporate entity. During the fiscal years ended November 2009 and 2008, Gulftex loaned our company $383,915 and $173,786, respectively. No formal commitments or arrangements currently exist with the affiliate to advance or loan funds to the Company. In the event we are unable to acquire sufficient funds, the Company’s ongoing operations will be negatively impacted and we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business.
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
Wells Held By the Company
As further described in the description of properties section, during the fiscal year ended 2009 we owned a portion of two producing oil wells in Wise County, Texas. In addition, we have a minor overriding interest in two wells in Wise County and nine producing gas wells in Denton County, Texas. Also, we had a minor interest in three wells in Ellis County, Oklahoma. The Company sold its working interest in the Oklahoma leases effective March 31, 2009 for $1,686 and wrote off the fully depleted property values totaling $229,038.
Effective April 1, 2008, we sold our East Texas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs, our president, is a 50% shareholder) in exchange for Gulftex agreeing to pay our outstanding payables and in repayment for the advances already owed to Gulftex. The total of the payables and advances at the time of the exchange was $1,052,548. As additional consideration, Gulftex assumed our East Texas asset retirement obligations totaling $145,923.
Development and Operating Activities
Economic factors prevailing in the oil and gas industry change from time to time. The uncertain nature and trend of economic conditions and energy policy in the oil and gas business generally make flexibility of operating policies important in achieving desired profitability. We intend to evaluate continuously all conditions and risks affecting our potential activities and to react to those conditions, as we deem appropriate from time to time by engaging in businesses most profitable for us.
In addition, in order to finance future development and operating activities, we may sponsor or manage public or private partnerships or other business entities depending upon the number, size and economic feasibility of our generated prospects, the level of participation of industry partners and various other factors. However, potential investors should note that we currently do not have in place any definite financing opportunities and there can be no assurance that we will be able to enter into such financing arrangements or that if we are able to enter into such arrangements, we will be able to achieve any profitability as a result of our operations.
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
Employees
We currently employ two full time and one part time employees.
Offices
We maintain our corporate offices at 3030 LBJ Freeway, Suite 1320, Dallas, Texas 75234, and now pay a monthly base rental of $6,329. Our lease runs from February 1, 2004 through February 28, 2011 at a cost of approximately $454,629. As of November 30, 2009 the Company’s continuing obligation under the base lease is approximately $94,928.
Item 1A. Business Risks
We may not be able to continue as a going concern or fund our existing capital needs.
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended November 30, 2009. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.

We are currently operating without a Board of Directors and currently there is no oversight of our operations and the activities of our officers.
The Company does not have a Board of Directors as all previous members of the Board of Directors have resigned. We anticipate holding an annual shareholders meeting whereby new members to the Board of Directors would be elected however the Company’s current financial resources will not permit the cost and expense of such an annual meeting and the attendant proxy materials that would be required. We are currently using our limited resources in attempting to bring up to date our periodic filings and upon completion of that task will endeavor to file the appropriate proxy materials and hold an annual meeting of our stockholders. Until that occurs we will be operating without a Board of Directors and we have no one to provide over sight to our operations and the activities of our officers.
Our future success depends upon our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable.
The rate of production from oil and natural gas properties declines as reserves are depleted. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production and those that have been sold. We must do this even during periods of low oil and gas prices when it is difficult to raise the capital necessary to finance activities. Without successful exploration or acquisition activities, our reserves and revenues will decline. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities.
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
Our ability to market oil and gas from our wells depends upon numerous factors beyond our control. These factors include, but are not limited to, the following:
–	the level of domestic production and imports of oil and gas;

–	the proximity of gas production to gas pipelines;

–	the availability of pipeline capacity;

–	the demand for oil and gas by utilities and other end users;

–	the availability of alternate fuel sources;

–	the effect of weather;

–	state and federal regulation of oil and gas marketing; and

–	federal regulation of gas sold or transported in interstate commerce.
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
Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $11.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2009, NYMEX oil prices averaged $62.00 per Bbl. For 2008 oil prices were high throughout the year, averaging approximately $90.00 per Bbl. While we attempt to obtain the best price for our crude in our marketing efforts, we cannot control these market price swings and are subject to the market volatility for this type of oil. These price differentials relative to NYMEX prices can have as much of an impact on our profitability as does the volatility in the NYMEX oil prices.
Natural gas prices have also experienced volatility during the last few years. During 1999, natural gas prices averaged approximately $2.35 per Mcf and, like crude oil, have generally trended upward since that time, although with significant fluctuations along the way. During 2009, NYMEX natural gas prices averaged $4.15 per MMBtu and in 2008, averaged $8.17 per MMBtu.
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
Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil and gas prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the estimates. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. For the reserve calculations, oil was converted to gas equivalent at six Mcf of gas for one Bbl of oil. This ratio approximates the energy equivalency of gas to oil on a Btu basis. However, it may not represent the relative prices received from the sale of our oil and gas production.
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
Item 1B. Unresolved Staff Comments.
There are no unresolved comments from the staff of the Securities and Exchange Commission

Item 2. Properties.
General. Following is information concerning production from our oil and gas wells, productive well counts and both producing and undeveloped acreage. During the fiscal year ended November 30, 2005 we acquired an interest in two Barnett Shale gas wells in Wise County, Texas. We also have a minor overriding interest in seven Barnett Shale gas wells in Denton County, Texas. We previously acquired several wells and acreages in Ellis County, Oklahoma which we sold effective March 31, 2009 for $1,686 and wrote off the fully depleted property values totaling $229,038.
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
Properties. The following is a breakdown of our properties:

	Oil	Gas
	(BBL)	(MCF)
Proved Reserves November 30, 2007	19,671	78,185
Revisions to previous estimates	(396)	5,686
Purchases	—	—
Production	(1,153)	(21,754)
Sales, transfers and retirements	(17,085)	—

Proved Reserves November 30, 2008	1,037	62,117
Revisions to previous estimates	(60)	(1,031)
Purchases	—	—
Production	(21)	(9,656)
Sales, transfers and retirements	—	—

Proved Reserves November 30, 2009	956	51,430

The following information pertains to our properties as of November 30, 2009:

	Gross	Net
	Producing	Producing
	Well	Well
Name of Field or Well	Count	Count
Newark East, Working Interest	2	0.74

Newark East, Override Interest	9	0.03
Productive Wells and Acreage

					Total
		Net		Net	Gross	Total Net
	Total Gross	Productive	Total Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres

Wise County	—	—	4	0.7424	224	83.14
Denton County	—	—	7	0.0360	566	20.38

Notes:
1.	Total Gross Wells are those wells in which the Company holds a working or overriding interest in as of November 30, 2009.

2.	Net Productive Wells was calculated by multiplying the working or overriding interest held by the Company in each of the 11 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds a working or overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working or overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold a working interest as of November 30, 2009 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.

6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
Oil and Gas Partnership Interests
We own partnership interests in the Johnson No. 1-H, Johnson No. 2-H Joint Ventures of 59.16% and 65.60%, respectively. We did not acquire any additional partnership interests in the current fiscal year. Effective April 1, 2008, the Company sold its partnership interests in the Hagansport No. 1 (32.89%) and No. 2 (66.67%) units to Gulftex.
Item 3. Legal Proceedings
On May 28, 2009 the Company, along with Grasslands I, L.P., intervened as third party plaintiffs in a lawsuit originally captioned as Clay Bain, et. al. v. Earthwise Energy, Inc. (EEI) which was filed in April 2009 in the 14th Judicial District, Dallas County Texas, Cause No. 095253. Our petition requested that we be given certain injunctive relief and be awarded unspecified damages for certain alleged causes of action including, but not limited to, fraud, conversion and violation of fiduciary duty against defendant Earthwise Energy, Inc. but also as against two individuals, Jeffery C. Reynolds and Steven C. Howard who were added to the lawsuit as third party defendants. Mr. Reynolds is a former member of our Board of Directors who resigned in July 2008. The lawsuit was settled on February 11, 2010 wherein it is acknowledged that the Company is the rightful owner of certain interests in the Wise and Denton County, Texas. Gulftex Operating received $97,909 (net of expenses) on behalf of the Company for the Johnson Nos. 1 and 2 gas wells in Wise County, Texas covering the period March 1, 2008 through October 31, 2009. The $97,909 received by Gulftex Operating was used to pay down a portion of its loans to the Company. The Company’s also received $13,973 (net of expenses) for its overrides in nine gas wells in Denton County, Texas covering the period Mach 1, 2008 through October 31, 2009. It is intended that these payments fully resolve all claims by the Company against the defendants.
PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
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

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2009	$0.05	$0.24
Quarter ending May 31, 2009	$0.03	$0.24
Quarter ending August 31, 2009	$0.12	$0.12
Quarter ending November 30, 2009	$0.02	$0.51

QUARTER	LOW BID	HIGH BID
Quarter ending February 29, 2008	$0.35	$3.00
Quarter ending May 31, 2008	$0.75	$1.75
Quarter ending August 31, 2008	$0.27	$0.80
Quarter ending November 30, 2008	$0.13	$0.36
The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 780 shareholders of record for our common stock as of November 30, 2009.
Item 6. Selected Financial Data
Not applicable as we are a smaller reporting company.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis Of Financial Condition and Results Of Operations for the Twelve Months Ended November 30, 2009 And 2008.
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
Recent Developments
On May 28, 2009 the Company, along with Grasslands I, L.P., intervened as third party plaintiffs in a lawsuit originally captioned as Clay Bain, et. al. v. Earthwise Energy, Inc. (EEI) which was filed in April 2009 in the 14th Judicial District, Dallas County Texas, Cause No. 095253. Our petition requested that we be given certain injunctive relief and be awarded unspecified damages for certain alleged causes of action including, but not limited to, fraud, conversion and violation of fiduciary duty against defendant Earthwise Energy, Inc. but also as against two individuals, Jeffery C. Reynolds and Steven C. Howard who were added to the lawsuit as third party defendants. Mr. Reynolds is a former member of our Board of Directors who resigned in July 2008. The lawsuit was settled on February 11, 2010 wherein it is acknowledged that the Company is the rightful owner of certain interests in the Wise and Denton County, Texas. Gulftex Operating received $97,909 (net of expenses) on behalf of the Company for the Johnson Nos. 1 and 2 gas wells in Wise County, Texas covering the period March 1, 2008 through October 31, 2009. The amount received by Gulftex Operating was used to pay down a portion of its loans to the Company. The Company’s also received $13,973 (net of expenses) for its overrides in nine gas wells in Denton County, Texas covering the period Mach 1, 2008 through October 31, 2009. It is intended that these payments fully resolve all claims by the Company against the defendants.
We sold our working interest in oil and gas leases located in Ellis County, Oklahoma effective March 31, 2009 for $1,686 and wrote off the fully depleted property values totaling $229,034.

Going Concern and Liquidity Problems
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at November 30, 2009. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
Asset Sales
We sold our working interest in oil and gas leases located in Ellis County, Oklahoma effective March 31, 2009 for $1,686 and wrote off the fully depleted property values totaling $229,038.
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
Employment Agreements
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Burroughs for three years. Under the terms of the agreement, Mr. Burroughs was entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the company; for example, when the Company completes a major acquisition, funding or financing. Mr. Burroughs has agreed with our Board of Directors to give up the 10% bonus provision. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative subject to Mr. Burroughs serving as an employee of the company for a three year period.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2009.
The Company executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Mr. O’Donnell, having a term of one (1) year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. In addition, we agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. The option portion of Mr. O’Donnell’s contract expired on January 2, 2009. Mr. O’Donnell did not exercise any of his options in 2009.

Other
On June 1, 2007 we entered in a services agreement with Gulftex Operating, Inc. Under the agreement the Company is charging Gulftex for a portion of administrative services and rent. For the twelve months ended November 30, 2009 the Company billed $89,647 for these services. For the Twelve months ended November 30, 2008 the Company billed $96,195 for these services.
We did not have an impairment loss for the fiscal year ended November 30, 2009. Our impairment loss for the fiscal year ended November 30, 2008 is 62,086.
Results Of Operations
We recorded a net loss of $323,981 for the fiscal year ended November 30, 2009 as compared to net income of $686,186 for fiscal year ended November 30, 2008. The increase in our loss of $1,010,167 or 147.2% is discussed below.
Revenue — Total revenue decreased $234,880, 81.9%, from $286,606 for the twelve months ended November 30, 2008 to $51,726 for the twelve months ended November 30, 2009.
During the twelve months ended November 30, 2009, we generated approximately $51,726 in revenue from oil and gas sales as compared to $288,451 for the twelve months ended November 30, 2008. The decrease from fiscal year 2008 is $236,725 or 82.1% .The average price per MBTU decreased $4.40 and the MBTU sold decreased approximately 10,653 from fiscal year 2008. The average price per barrel decreased $34.36 per barrel and the quantity sold decreased by approximately 1,135 barrels from fiscal year 2008.
Following are the changes in oil and gas sales, barrels and volumes of natural gas sold and the price received for those sales.

November 30, 2009	$45,495	11,101.85	$4.10	$6,231	131.69	$47.32	$51,726

November 30, 2008	$184,947	21,754.74	$8.50	$103,504	1,267.19	$81.68	$288,451

12 Month Change
2009 vs 2008
Amount	$(139,452)	(10,652.89)	$(4.40)	$(97,273)	(1,135.50)	$(34.36)

Percentage	-75.40%	-48.97%	-51.76%	-93.98%	-89.61%	-42.07%
As the above table notes, gas revenue decreased 75.40% while oil revenue decreased approximately
As the above table shows, gas revenue decreased 75.40% and oil revenue decreased approximately 93.98% from fiscal year 2008. The decrease in MBTU’s sold is attributable to general decline in gas production over the 2008 levels. The decrease in barrels sold is attributable to the sale of our East Texas properties effective April 1, 2008.
There was no joint venture activity in the current fiscal year. For the twelve months ended November 30, 2008 there was a loss of $1,844. Joint venture income/loss is considered immaterial and is netted against oil and gas revenue.
Expenses — Total expenses decreased $256,793, 36.6%, from $706,186 for the twelve months ended November 30, 2008 to $449,393 for the twelve months ended November 30, 2009.
Lease operating expenses and taxes decreased $169,308, 71.4% from $236,980 for the twelve months ended November 30, 2008 to $67,672 for the twelve months ended November 30, 2009. The decrease is primarily the result of the sale of our East Texas properties effective April 1, 2008.
General and administrative expenses increased $6,030, 4.3%, from $367,623 for the twelve months ended November 30, 2008 to $373,653 for the twelve months ended November 30, 2009. The increase is due to higher professional fees of $76,637, contract labor of $15,648, franchise tax expense of $11,387 offset by lower stock based compensation expense of $98,000, and an increase of $358 in other general and administrative expense categories.
The loss on impairment of oil and gas properties for the twelve months ended November 30, 2009 and 2008 was $0 and $62,086, respectively. The impairment charge for the fiscal year ended November 30, 2008 relates to the Johnson No. 1 property. The impairment charges from year to year are not related. The impairment charge is calculated based on reserve reports obtained from an independent engineering firm.
Depreciation, depletion, amortization and accretion decreased $31,429, 79.8%, from $39,497 for the twelve months ended November 30, 2008 to $8,068 for the twelve months ended November 30, 2009. The decrease is primarily due to the sale of our East Texas properties. Future charges to depreciation, depletion, amortization and accretion may be substantially higher or lower as a result of increased production or changes in reserve prices and/or quantities and changes to asset retirement obligations.
Gain on Sale of Properties — The Company sold its working interest in oil and gas leases located in Ellis County, Oklahoma effective March 31, 2009 for $1,686 and wrote off the fully depleted property values totaling $229,038.
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
Other Income — Effective November 30, 2009, the Grasslands I, LP forgave $72,000 (TBX is the General Partner) in advances previously made to the Company.
Provision For Income Taxes — No tax benefits were recorded for the twelve months ended November 30, 2009 and 2008 due to the losses we have experienced and a valuation allowance for 100% of the deferred tax assets.
Liquidity and Capital Resources
As of November 30, 2009, we had total assets of $177,745 of which net oil and gas properties amounted to $49,591 or 27.9% of the total assets. As of November 30, 2008, we had total assets of $273,972 of which net oil and gas properties amounted to $57,619 or 21.0% of the total assets. Our accumulated losses through November 30, 2009 totaled $11,377,279 while our accumulated losses through November 30, 2008 totaled $11,053,298. At November 30, 2009, we had $5,327 in cash as compared $2,506 for November 30, 2008. As of November 30, 2009 the ratio of current assets to current liabilities is .22:1 as compared to .79:1 for November 30, 2008. We have no long-term debt other than the asset retirement obligations. Our asset retirement obligations as of November 30, 2009 and 2008 were $21,021 and $20,981, respectively. As of November 30, 2009, our shareholders’ deficit was $407,065. As of November 30, 2008, our shareholders’ deficit was $83,584.
We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture fees and loans from affiliates. Our cash used for operations totaled $382,780 for the twelve months ended November 30, 2009 while our cash used for operations totaled $184,117 for the same period last year. This represents an increase of $198,663 in cash used for operating activities. Our net capital investments for fiscal years 2009 and 2008 were $0 and $14,734, respectively. Net cash received from the sale of oil and gas properties for fiscal years 2009 and 2008 was $1,686 and $0, respectively. Net cash provided by financing activities totaled $383,915 for the twelve months ended November 30, 2009 and $177,536 for the twelve months ended November 30, 2008. The increase of $206,379 from last fiscal year primarily relates to an increase in advances received from our affiliate, Gulftex Operating.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     As a smaller reporting company, we are not required to complete this item.

Item 8.	FINANCIAL STATEMENTS.
TBX RESOURCES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
TBX Resources, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of TBX Resources, Inc. and Subsidiaries (the “Company”), as of November 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TBX Resources, Inc. and Subsidiaries as of November 30, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 4, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has current liabilities in excess of current assets and has negative stockholders’ deficit at November 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Turner, Stone & Company, LLP
Dallas, Texas
August 10, 2010

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,
	2009	2008
ASSETS
Current Assets
Cash	$5,327	$2,506
Oil and gas revenue receivable	112,122	175,812
Accounts receivable from affiliate	—	21,824
Prepaid expense	—	10,000
Inventory	4,494	—

Total current assets	121,943	210,142

Oil and gas properties (successful efforts)
Proved properties (acreage costs)	116,514	165,926
Lease and well equipment	402,025	581,647

	518,539	747,573
Less: depreciation, depletion and amortization	(468,948)	(689,954)

Oil and gas properties, net	49,591	57,619

Other	6,211	6,211

Total Assets	$177,745	$273,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade accounts payable	$30,761	$19,888
Accrued expenses	31,932	70,901
Advances from affiliate	496,602	173,786
Deferred revenue	4,494	—

Total current liabilities	563,789	264,575

Long-term Liabilities
Asset retirement obligations	21,021	20,981

Non-controlling interest in consolidated subsidiary	—	72,000

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,027,442 shares issued and outstanding at November 30, 2009, 4,027,442 shares issued and outstanding at November 30, 2008	40,274	40,274
Additional paid-in capital	10,929,940	10,929,440
Accumulated deficit	(11,377,279)	(11,053,298)

Total stockholders’ deficit	(407,065)	(83,584)

Total Liabilities and Stockholders’ Deficit	$177,745	$273,972

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended November 30,
	2009	2008
Revenues:
Oil and gas sales	$51,726	$286,606

Total revenues	51,726	286,606

Expenses:
Lease operating and taxes (including $0 for 2009 and $3,200 for 2008 to related party)	67,672	236,980
General and administrative	373,653	367,623
Loss on impairment of oil and gas properties	—	62,086
Depreciation, depletion, amortization and accretion	8,068	39,497
Gain on sale of oil and gas properties	(1,686)	(1,105,766)

Total expenses	447,707	(399,580)

Operating Income (Loss)	(395,981)	686,186

Other Income:
Minority interest debt forgiveness	72,000	—

Income (Loss) Before Provision for Income Taxes	(323,981)	686,186
Provision for income taxes	—	—

Net Income (Loss)	$(323,981)	$686,186

Net Income (Loss) per Common Share, Basic	$(0.08)	$0.17

Net Income (Loss) per Common Share, Diluted	$(0.08)	$0.17

Weighted Average Common Shares Outstanding:
Basic	4,027,442	4,027,442

Diluted	4,027,442	4,027,442

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended November 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(323,981)	$686,186
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	8,028	25,963
Accretion of asset retirement obligations	40	13,534
Stock based compensation	500	98,500
Gain on sale of oil and gas properties	(1,686)	(1,105,766)
Allocated expenses to affiliate	(61,099)	—
Minority interest debt forgiveness	(72,000)
Loss on impairment of oil and gas properties	—	62,086
Changes in operating assets and liabilities other than advances from affiliate:
Decrease (increase) in:
Oil and gas revenue receivable	63,690	(112,433)
Accounts receivable from affiliates	21,824	(21,824)
Inventory	(4,494)	2,584
Prepaid expense	10,000	(10,000)
Increase (decrease) in:
Trade accounts payable	10,873	(5,527)
Accounts payable to affiliate	—	183,355
Deferred revenue	4,494	(2,584)
Accrued expenses	(38,969)	31,773
Asset retirement obligations — current portion	—	(29,964)

Net cash used in operating activities	(382,780)	(184,117)

Cash Flows From Investing Activities:
Proceeds from sale of oil and gas property	1,686	—
Development of oil and gas properties	—	(14,734)

Net cash provided by (used in) investing activities	1,686	(14,734)

Cash Flows From Financing Activities:
Advances from affiliate	383,915	173,786
Exercise of common stock options	—	3,750

Net cash provided by financing activities	383,915	177,536

Net Increase (Decrease) In Cash	2,821	(21,315)
Cash at beginning of year	2,506	23,821

Cash at end of year	$5,327	$2,506

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Write-off of fully depreciated property and equipment	$229,038	$—

Sale of oil and gas properties	$—	$92,704

Payables to and advances from affiliate	$—	$(1,052,548)

Asset retirement obligations settled	$—	$(145,923)

Increase (decrease) in asset retirement obligations	$—	$13,534

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance November 30, 2007	4,002,442	$40,024	$10,827,440	$(11,739,484)	$(872,020)
Issuance of common stock options for services	—	—	98,500	—	98,500
Exercise of common stock options	25,000	250	3,500	—	3,750
Net income	—	—	—	686,186	686,186

Balance November 30, 2008	4,027,442	40,274	10,929,440	(11,053,298)	(83,584)
Issuance of common stock options for services	—	—	500	—	500
Net loss	—	—	—	(323,981)	(323,981)

Balance November 30, 2009	4,027,442	$40,274	$10,929,940	$(11,377,279)	$(407,065)

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
The Company has an interest in two Barnett Shale gas wells in Wise County, Texas. In addition, the Company has a minor overriding interest in 1 producing gas well in Parker County, Texas and 6 producing gas wells in Denton County, Texas. We previously acquired 3 wells and acreages in Ellis County, Oklahoma which we sold effective March 31, 2009 for $1,687. Effective April 1, 2008, the Company sold its East Texas properties to Gulftex Operating, Inc. (a company in which Mr. Burroughs, our president, is a 50% shareholder) in exchange for its payables and advances owed to Gulftex. As additional consideration, Gulftex assumed the Company’s East Texas asset retirement obligations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Revenue Recognition
Oil and gas revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.
Principles of Consolidation
The consolidated financial statements for the years ended November 30, 2009 and 2008 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1, Johnson No. A2, Hagansport Unit I and Unit II joint ventures (sold to Gulftex effective April 1, 2008), in which TBX owns interests, are consolidated on a proportionate basis. All significant intercompany balances and transactions have been eliminated.
Concentration of Credit Risk
The Company received advances from Gulftex totaling $383,916 during the twelve months ended November 30, 2009 and $173,786 during the twelve months ended November 30, 2008.
Cash and Cash Flows
The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. At November 30, 2009 and 2008 no deposits were in excess of FDIC insurance coverage. The Company has not experienced any losses in this account and believes it is not exposed to any significant risks affecting cash. None of the Company’s cash is restricted.
For purposes of the consolidated statements of cash flows, cash includes demand deposits.
Oil and Gas Revenue Receivable
Receivables consist of accrued oil and gas receivables due from either purchasers of oil and gas or operators in oil and natural gas wells for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 to 45 days after the month of sale. The manager for the Wise County and Denton County, Texas properties is Earthwise Energy, Inc. which has not paid the Company for its share of the oil and gas production since March of 2008. Accordingly, the

Company is accruing the revenue and expenses associated with these wells (see Note 12, Subsequent Event).
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
Oil and gas properties consist of the following:

	November 30,
	2009	2008
Proved oil and gas properties	$518,539	$747,573
Accumulated depreciation, depletion and amortization	(468,948)	(689,954)

	$49,591	$57,619

Property and equipment consists of the following:

	November 30,
	2009	2008
Office furniture, equipment, and software	$112,768	$112,768
Accumulated depreciation and amortization	(112,768)	(112,768)

	$—	$—

Depletion, depreciation and amortization expense related to oil and gas properties and property and equipment was $8,028 and $25,963 for the years ended November 30, 2009 and 2008, respectively.
Long-lived Assets
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
Asset Retirement Obligations
The Company accounts for asset retirement obligations by recording the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred when a reasonable estimate of fair value can be made. Asset retirement obligations are capitalized as part of the carrying value of the long-lived asset. The Company writes down capitalized ARO assets if they are impaired.
The following table presents changes to the asset retirement liability during the years ended November 30, 2009 and 2008.

ARO at November 30, 2007	$183,334
Accretion expense	3,646
Liabilities settled	(175,888)
Changes in estimates	9,889

ARO at November 30, 2008	20,981
Accretion expense	1,023
Liabilities settled	—
Changes in estimates	(983)

ARO at November 30, 2009	$21,021

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
Equity Instruments Issued for Services
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized in the financial statements over the period during which the employee is required to provide services in exchange for the award with a corresponding increase in additional paid-in capital.

Earnings Per Share (EPS)
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
3. RECENT ACCOUNTING PRONOUNCEMENTS:
During the year ended November 30, 2009 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) one of which was SFAS No. 168, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.
4. GOING CONCERN:
At November 30, 2009, the Company has accumulated losses of approximately $11.4 million. The Company does not have sufficient working capital or revenue to sustain its operations. The Company is pursuing equity and/or debt financing to fund operations and execute its plans to acquire additional oil and gas leases and wells. If no additional funds are received, the Company will be forced to rely on existing oil and gas revenue and upon additional funds which may or may not be loaned by an affiliate to preserve the integrity of the corporate entity. No formal commitments or arrangements currently exist with the affiliate to advance or loan funds to the Company. In the event the Company is unable to acquire sufficient funds, the Company’s ongoing operations will be negatively impacted and it may not be able to continue as a going concern. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.
5. RELATED PARTY TRANSACTIONS:
The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected.
a.	The operator of the East Texas oil and gas leases, Gulftex Operating, Inc. (Gulftex) is an affiliate of TBX. Mr. Burroughs, a major stockholder and president of the Company, is a 50% shareholder of Gulftex. TBX paid Gulftex $0 in 2009 and $3,200 in 2008 for activities associated with operating certain wells.

b.	The Company received cash advances of $383,915 from Gulftex in the current fiscal year. The balance due Gulftex at November 30, 2009 is $496,602. The Company received cash advances of $173,786 and non-cash advances of $9,235 from Gulftex in the previous fiscal year. The balance due Gulftex at November 30, 2008 is $173,786.

c.	Effective June 1, 2007, the Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relate to Gulftex’s operations. The Company charged Gulftex $89,647 in the current fiscal year and $96,195 in the previous fiscal year. The balance due from Gultex at November 30, 2009 and 2008 is $0 and $21,824, respectively.

d.	See Note 10 below for a discussion of the 2008 sale of oil and gas properties to Gulftex.
6. COMMITMENTS AND CONTINGENCIES:
a.	The Company is obligated for $94,928 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through February 28, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $6,329. The base lease payment for the current fiscal year is $65,509. Following is a schedule of base lease payments by year:

Year	Amount
2010	$75,942
2011	18,986

$94,928

Rent expense for fiscal years 2009 and 2008 was $70,794 and $70,956, respectively.

b.	Trio Consulting & Management and Merrit Operating are the bonded operators for TBX Resources and are responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.
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
Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2009.
In accordance with the terms of Mr. Burroughs’ April 2007 Amended Employment Agreement, no compensation expense is recognized as of November 30, 2009 and 2008 related to his potential common stock options.
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
In addition, the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. For 2009 the Company recorded stock based compensation expense of $500 with a corresponding credit to paid-in capital and for 2008 the Company recorded stock based compensation expense of $98,500 with a corresponding credit to paid-in capital.

A summary of the status of the Company’s equity awards as of November 30, 2009 and 2008, and the changes during the years then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding December 1, 2007	100,000	$0.15

Granted	100,000	$0.15
Exercised	(25,000)	$0.15
Forfeited	(75,000)	$0.15

Outstanding November 30, 2008	100,000	$0.15

Granted	25,000	$0.15
Exercised	—	$0.15
Forfeited	(100,000)	$0.15

Outstanding November 30, 2009	25,000	$0.15

Options exercisable at November 30, 2008	100,000	$0.15

Options exercisable at November 30, 2009	25,000	$0.15

The weighted average fair value of options granted during 2009 and 2008 is $500 and $98,500, respectively.
The weighted average fair value at date of grant for options was estimated using the Black-Scholes option valuation model with the following assumptions:

	2009	2008
Average expected life in years	1	1
Average interest rate	4.00%	4.38%
Average volatility	147%	95%
Dividend yield	0%	0%
A summary of the status of the Company’s nonvested shares at November 30, 2009 and 2008, and the changes during the years then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per Share
Nonvested at December 1, 2007	—	—

Granted	100,000	$0.99
Vested	(100,000)	$0.99
Forfeited	—

Nonvested at November 30, 2008	—

Granted	25,000	$0.05
Vested	(25,000)	$0.05
Forfeited	—

Nonvested at November 30, 2009	—

No shares were issued under employment contracts in the current or previous fiscal year.

8. OIL AND GAS PROPERTIES IMPAIRMENT LOSSES:
Based on the data in the Company’s 2009 reserve report from an independent engineering firm, the Company did not record an impairment loss for the year ended November 30, 2009. The Company recorded an impairment loss of $62,086 for the year ended November 30, 2008. The impairment loss relates to properties in Wise County, Texas and Oklahoma. The impairment losses were determined by comparing the future undiscounted net cash flows to the Company’s net book value.
9. NON-CONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY
In September of 2002, the Company obtained an option to purchase oil and gas leases in the Barnett Shale Field in the Fort Worth Basin of Wise County, Texas. In October of the same year, the Company formed the “Grasslands I, Limited Partnership” in which the Company is acting as the general partner. The Company has a 1% interest in the limited partnership which owns a 2% royalty interest in certain oil and gas wells. The Company consolidates the partnerships by virtue of its control as general partner. Effective November 30, 2009, $72,000 in advances to TBX was forgiven by the Partnership.
10. SALES OF OIL AND GAS PROPERTIES:
The Company sold its working interest in oil and gas leases located in Ellis County, Oklahoma effective March 31, 2009 for $1,686 and wrote off the fully depleted property values totaling $229,034.
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
11. INCOME TAXES:
The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, a evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the twelve months ended November 30, 2009 due to the Company’s net operating loss carryforward from 2008.
At November 30, 2009 and 2008, we have net operating loss carryforwards of approximately $9.7 million and $9.3 million, respectively, remaining for federal income tax purposes. Net operating loss carryforwards may be used in future years to offset taxable income.
The following is a reconciliation of statutory tax expense to our income tax provision:

	November 30,
	2009	2008
Statutory rate	35%	35%
Change in valuation allowance	-35%	-35%

Tax provision	0%	0%

Deferred Income Taxes
Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	November 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$3,385,000	$3,270,000
Oil and gas properties	49,000	100,000
Cash/accrual method differences	61,000	97,000
Total deferred tax assets	3,495,000	3,467,000

Valuation allowance	(3,495,000)	(3,467,000)

Total net deferred tax assets	$—	$—

The Company uses the cash method for income tax reporting purposes.
12. SUBSEQUENT EVENT:
On May 28, 2009 the Company, along with Grasslands I, L.P., intervened as third party plaintiffs in a lawsuit originally captioned as Clay Bain, et. al. v. Earthwise Energy, Inc. (EEI) which was filed in April 2009 in the 14th Judicial District, Dallas County Texas, Cause No. 095253. Our petition requested that we be given certain injunctive relief and be awarded unspecified damages for certain alleged causes of action including, but not limited to, fraud, conversion and violation of fiduciary duty against defendant Earthwise Energy, Inc. but also as against two individuals, Jeffery C. Reynolds and Steven C. Howard who were added to the lawsuit as third party defendants. Mr. Reynolds is a former member of our Board of Directors who resigned in July 2008. The lawsuit was settled on February 11, 2010 wherein it is acknowledged that the Company is the rightful owner of certain interests in the Wise and Denton County, Texas. Gulftex Operating received $97,909 (net of expenses) on behalf of the Company for the Johnson Nos. 1 and 2 gas wells in Wise County, Texas covering the period March 1, 2008 through October 31, 2009. The $97,909 received by Gulftex Operating was used to pay down a portion of its loans to the Company. The Company’s also received $13,973 (net of expenses) for its overrides in nine gas wells in Denton County, Texas covering the period Mach 1, 2008 through October 31, 2009. It is intended that these payments fully resolve all claims by the Company against the defendants.
13. SUPPLEMENTARY DISCLOSURE AND OIL AND GAS INFORMATION -UNAUDITED:
Results of operations for oil and gas producing activities are as follows:

	For The Year Ended Nov. 30,
	2009	2008
Oil and gas sales	$51,726	$286,605
Production costs	(67,672)	(236,980)
Depreciation, depletion, amortization and accretion	(8,068)	(39,497)
Impairment of oil and gas properties	—	(62,086)

	(24,014)	(51,958)
Income tax benefit	—	—

Results of Operations Excluding Selling, General and Administrative and Joint Venture Activities	$(24,014)	$(51,958)

Capitalized costs relating to oil and gas producing activities are as follows:

	November 30,
	2009	2008
Property (acreage costs) — Proved	$116,514	$165,926
Producing assets	402,025	581,647

	518,539	747,573
Less: depreciation depletion and amortization	(468,948)	(689,954)

Net Capitalized Costs	$49,591	$57,619

Oil and Gas Reserve Quantities
An independent petroleum engineer determined estimated reserves and related valuations for Denton and Wise Counties, Texas properties. Estimates of proved reserves are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development and other factors. Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are expected to be recovered through existing wells, equipment and operating methods. The Company has varying interests in the wells and does not have access to sufficient data to prepare an engineering report. The Company believes that the reserve quantities would not materially affect the Company’s total estimated reserves and valuations at this time.
Following is a summary of the changes in estimated proved developed and undeveloped oil and gas reserves of the Company for the years ended November 30, 2009 and 2008:

	Oil	Gas
	(BBL)	(MCF)
Proved Reserves November 30, 2007	19,671	78,185
Revisions to previous estimates	(396)	5,686
Purchases	—	—
Production	(1,153)	(21,754)
Sales, transfers and retirements	(17,085)	—

Proved Reserves November 30, 2008	1,037	62,117
Revisions to previous estimates	(60)	(1,031)
Purchases	—	—
Production	(21)	(9,656)
Sales, transfers and retirements	—	—

Proved Reserves November 30, 2009	956	51,430

Standardized Measure of Discounted Cash Flows Relating to Proved Oil and Gas Reserves
The Financial Accounting Standards Board (FASB) prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.
Future cash inflows and future production and development costs were determined by applying the unweighted arithmetic 12 month average within the year 2009. For 2008 we applied year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes, if any, are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor. The assumptions used to compute the standardized measure are those prescribed by the FASB and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

Presented below is the standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of November 30, 2009 and 2008.

	November 30,
	2009	2008
Future cash inflows	$219,074	$292,410
Future production costs	(68,272)	(204,484)

Future net cash flows	150,802	87,926
10% annual discount for estimated timing of cash flows	(43,668)	(18,526)

Standardized measure of discounted future net cash	$107,134	$69,400

Standardized measure of discounted future net cash flows, begenning of year	$69,400	$729,719

Sales of oil and gas produced, net of production costs	(13,255)	(101,059)
Net changes in prices and production costs	26,696	(149,307)
Revisions to previous quantity estimates	(1,389)	6,642
Net change from sales, transfers and disposals of minerals in place	—	(471,852)
Accretion of discount	10,713	55,257
Net change in income taxes	—	—
Other — prior period adjustment	14,968	—

	37,734	(660,319)

Standardized measure of discounted future net cash flows, end of year	$107,134	$69,400

Quarterly Financial Data (Unaudited)
Results of operations and net income (loss) are presented in the following table:

				Net Income
				(Loss)
				Per Share
	Total	Operating	Net	Basic &
	Revenues	Income (Loss) [1]	Income (Loss)	Diluted
2009
lst Quarter	$14,525	$(127,959)	$(127,959)	$(0.03)
2nd Quarter	10,320	(92,124)	(90,437)	(0.02)
3rd Quarter	15,114	(69,444)	(69,444)	(0.02)
4th Quarter	11,767	(106,454)	(36,141)	(0.01)

Total	$51,726	$(395,981)	$(323,981)	$(0.08)

2008
lst Quarter	$90,977	$(212,627)	$(212,627)	$(0.05)
2nd Quarter	66,304	1,016,992	1,016,992	0.25
3rd Quarter	53,607	(45,074)	(45,074)	(0.01)
4th Quarter	75,717	(73,105)	(73,105)	(0.02)

Total	$286,605	$686,186	$686,186	$0.17

[1]	Operating income is oil and gas sales less oil and gas production costs, depreciation, depletion and amortization, selling, general and administrative expenses and gain on sale of properties.

Item 9. Changes In and Disagreements with Accountants and Financial Disclosure.
NONE
Item 9A (T). Controls and Procedures.
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
Limitations on the Effectiveness of Controls. Our management, including the CEO/CFO, does not expect that its disclosure controls or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
Item 9B. Other Information.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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

Item 11. Executive Compensation.
Overview
Our executive compensation program is designed to create strong financial incentive for our officers to increase revenues, profits, operating efficiency and returns, which we expect to lead to an increase in shareholder value. Our Board of Directors conduct periodic reviews of the compensation and benefits programs to ensure that they are properly designed to meet corporate objectives, overseeing of the administration of the cash incentive and equity-based plans and developing the compensation program for the executive officers. Our executive compensation program includes five primary elements. Three of the elements are performance oriented and taken together; all constitute a flexible and balanced method of establishing total compensation for our executive officers. The elements are a) base salary, b) annual incentive plan awards, c) stock-based compensation, d) benefits and e) severance/change-in-control compensation.
Role of our Executive Officers in Establishing Compensation
Our Chief Executive Officer provides recommendations to the Board of Directors in its evaluation of our executive officers, including recommendations of individual cash and equity compensation levels for executive officers.
Summary Compensation Table
The following table sets forth the annual and long-term compensation with respect to the fiscal years ended November 30, 2009 and 2008 paid or accrued by us to or on behalf of the executives officers named:

				Long Term Compensation
				Awards
				Restricted	Securities
		Annual Compensation		Stock	Underlying
Name and Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)
Tim Burroughs,	2009	150,000	—	—	—
President	2008	150,000	—	—	—

Sherri Cecotti,	2009	52,300	—	—	—
Secretary/Treasurer	2008	52,300	—	—	—

Dick O’Donnell,	2009	—	—	500	25,000
Vice President of Operations	2008	—	—	98,500	100,000
Option Grants in the Last Fiscal Year
The following table sets forth the stock options that were granted to the named executive officers in fiscal years 2009 and 2008.

Option Grants This Fiscal Year
Individual Grants
			Percent	Weighted
		Number of	of Total	Average
		Securities	Options	Market Price
		Underlying	Granted	on Date of
		Options	Employees	Issuance	Expiration
Name	Year	Granted (#)	in Fiscal Yr.	($/Share)	Date
Dick O’Donnell	2009	25,000	100%	0.05	(1)
Dick O’Donnell	2008	100,000	100%	1.11	(1)

(1)	25,000 stock options per quarter for three years beginning April 1, 2006. The options expire one year from the date of issuance.
Aggregated Option Exercises in This Fiscal Year and Fiscal Year-End Option Values

				Number of Securities
				Underlying		Value of Unexercised
		Shares		Unexercised Options at		Options at
		Acquired on	Value	Fiscal Year End		Fiscal Year End ($) (1)
Name	Year	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dick O’Donnell	2009	—	—	25,000	—	1,250	—
Dick O’Donnell	2008	25,000	46,500	100,000	—	5,000	—

(1)	Based on the closing price of our common stock on November 30, 2009 and 2008 of $0.05 and $0.20 per share respectively, less the exercise price payable for those shares.
Perquisites
The company permits limited perquisites for its officer group. Currently these consist of payment of life insurance premiums and Mr. Burroughs $500 per month car allowance called for in his employment contract. Mr. Burroughs has voluntarily declined to receive his monthly car allowance and life insurance premiums until the Company is profitable.
Employment Agreements
We executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Tim makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2009.
We executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Bernard O’Donnell, having a term of one (1) year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of TBX common stock upon execution and Board approval of the agreement. In addition, the company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. Mr. O’Donnell did not exercise his options to acquire TBX shares in the current fiscal year.
Compensation of Directors
None
Compensation Committee
We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation Philosophy and Objectives
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
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of November 30, 2009:

	NAME AND ADDRESS		PERCENT OF
TITLE OF CLASS	OF OWNER	AMOUNT OWNED	CLASS
Common stock	Tim Burroughs(1)	313,259	07.78%
	3330 LBJ Freeway, Suite 1320
	Dallas, TX 75234

Common stock	Tim Burroughs Family Tr (2)	500,000	12.41%
	3330 LBJ Freeway, Suite 1320
	Dallas, TX 75234

Common stock	Dick O’Donnell	200,000	04.97%
	3330 LBJ Freeway, Suite 1320
	Dallas, Texas 75234

All Directors and Officers as a Group		1,013,259	25.16%

(1)	We executed an amended Employment Agreement effective August 4, 2005 with our president, Mr. Tim Burroughs, having a term of three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. In addition, we agreed to grant Mr. Burroughs common stock options that are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of November 30, 2009.

(2)	The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Mr. Burroughs, our CEO.
Item 13. Certain Relationships and Related Transactions and Director Independence.
All of the operations conducted in the field on behalf of our company are conducted by Gulftex Operating, Inc. (Gulftex). Our president, Tim Burroughs, owns 50% of the common stock of Gulftex. In the past, no compensation was paid to Gulftex or Tim Burroughs for the ownership of Gulftex or for the management activities conducted by Gulftex. However, we paid Gulftex $800.00 per month for the activities conducted by them in operating our wells. Effective April 1, 2008, we sold these wells to Gulftex. In addition, we entered into a services agreement with Gulftex effective June 1, 2007 whereby the Company provides administrative support services to Gulftex for approximately $8,016 per month.
Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended November 30, 2009 and 2008 amounted to $21,000 and $27,000, respectively.
Tax Fees
No fees were billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the years ended November 30, 2009 and 2008.
All Other Fees
No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended November 30, 2009 and 2008.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Financial Statement Schedules
The following have been made part of this report and appear in Item 8 above.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — November 30, 2009 and 2008
Consolidated Statements of Operations—
For The Years Ended November 30, 2009 and 2008

Consolidated Statements of Cash Flows—
For The Years Ended November 30, 2009 and 2008

Consolidated Statements of Changes In Stockholders’ Deficit—
For The Years Ended November 30, 2009 and 2008

Notes to Consolidated Financial Statements
Exhibits

Exhibit Number	Description
31.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 0th day of July 2010.
TBX RESOURCES, INC.

SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 10th day of August 2010. The registrant currently has no members of its Board of Directors and the individual signing below is the registrant’s highest ranking officer.

Signature	Capacity
/s/ Tim Burroughs	President, Chief Executive Officer and Chief Financial Officer
Tim Burroughs