Form 10-Q
period 2010-02-28
TBX RESOURCES INC
filed 2010-09-02
CIK 1108645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2010
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☑ Smaller Reporting Company
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 30, 2010, there were 4,027,442 shares of common stock, par value $0.01 per share, outstanding.

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
TBX RESOURCES. INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,
	2010	November 30,
	(Unaudited)	2009
ASSETS
Current Assets
Cash	$8,890	$5,327
Oil and gas revenue receivable	29,992	112,122
Inventory	3,900	4,494

Total current assets	42,782	121,943
Oil and gas properties (successful efforts method), net	46,855	49,591
Other	6,211	6,211

Total Assets	$95,848	$177,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable and accrued expenses	$35,005	$62,693
Advances from affiliate	490,972	496,602
Deferred revenue	3,900	4,494

Total current liabilities	529,877	563,789

Long-term Liabilities
Asset retirement obligations	21,276	21,021

Commitments and Contingencies (Note 8)	—	—
Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,027,442 shares issued and outstanding at February 28, 2010, 4,027,442 shares issued and outstanding at November 30, 2009	40,274	40,274
Additional paid-in capital	10,929,940	10,929,940
Accumulated deficit	(11,425,519)	(11,377,279)

Total stockholders’ deficit	(455,305)	(407,065)

Total Liabilities and Stockholders’ Deficit	$95,848	$177,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2010	Feb. 28, 2009

Revenues:
Oil and gas sales	$22,368	$14,525

Total revenues	22,368	14,525

Expenses:
Lease operating and taxes	8,150	11,760
General and administrative	66,409	128,329
Depreciation, depletion, amortization and accretion	2,991	2,395

Total expenses	77,550	142,484

Operating Loss	(55,182)	(127,959)

Other Income:
Partial loss recovery	6,942	—

Loss Before Provision for Income Taxes	(48,240)	(127,959)
Provision for income taxes	—	—

Net Loss	$(48,240)	$(127,959)

Net Loss per Common Share, Basic and Diluted	$(0.01)	$(0.03)

Weighted average common shares used in calculations:
Basic and Diluted	4,027,442	4,027,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2010	Feb. 28, 2009
Cash Flows From Operating Activities:
Net loss	$(48,240)	$(127,959)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, depletion, amortization and accretion	2,991	2,394
Stock based compensation	—	250
Changes in operating assets and liabilities other than advances from affiliate:
Decrease (increase) in:
Oil and gas revenue receivable	82,130	(14,524)
Accounts receivable from affiliate	—	21,824
Inventory	594	(3,200)
Increase (decrease) in:
Trade accounts payable and accrued expenses	(27,688)	10,144
Deferred revenue	(594)	3,200

Net cash provided by (used for) operating activities	9,193	(107,871)

Cash Flows From Financing Activities:
Payments to affiliate	(107,414)	—
Advances from affiliate	101,784	106,243

Net cash provided by (used for) financing activities	(5,630)	106,243

Net Increase (Decrease) In Cash	3,563	(1,628)
Cash at beginning of period	5,327	2,506

Cash at end of period	$8,890	$878

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)
1. Basis Of Presentation:
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2009 (including the notes thereto) set forth in Form 10-K.
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
The Company has an interest in wells in Denton and Wise Counties, Texas. The Company had a minor interest in three Oklahoma wells which were sold effective March 31, 2009.
3. Going Concern:
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has negative stockholders’ equity and minimal working capital. In addition, the Company sold its primary source of revenue (East Texas properties) effective April 1, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern.
4. Summary of Significant Accounting Policies:
     Revenue Recognition
     For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid. See Receivables below.
     Principles of Consolidation
     The condensed consolidated financial statements for the quarter ended February 28, 2010 and 2009 include the accounts of TBX Resources, Inc. The accounts of the Grasslands I, L.P., a limited partnership, the Johnson No. A1 and Johnson No. A2, joint ventures, in which TBX owns interests, are consolidated on a proportionate basis. All significant intercompany balances and transactions have been eliminated.

     Concentration of Credit Risk
During the three months ended February 28, 2010 the Company had a net reduction in advances from Gulftex totaling $5,630. During the three months ended February 28, 2009 the Company received advances from Gulftex totaled $106,243. The balance due Gulftex as of February 28, 2010 is $490,972.
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
     Oil and gas properties at February 28, 2010 consist of the following:

Proved oil and gas properties	$518,539
Accumulated depreciation, depletion and amortization	(471,684)

$46,855

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
The following table describes changes to the asset retirement liability for the quarter ended February 28, 2010.

ARO at November 30, 2009	$21,021
Accretion expense	255
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	—

ARO at February 28, 2010	$21,276

     Equity Instruments Issued for Goods and Services
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized in the financial statements over the period during which the employee is required to provide services in exchange for the award with a corresponding increase in additional paid-in capital.
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
Subsequent Events
     In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after February 28, 2010, up until the issuance of the financial statements, which occurred on or about September 2, 2010.
5. Recent Accounting Pronouncements:
During the three months ended February 28, 2010 and the year ended November 30, 2009, there were several new accounting pronouncements issued by FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.
6. Related Party Transactions:
The Company conducts substantial transactions with Gulftex. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially different from reported results.
a.	During the three months ended February 28, 2010 the Company had a net reduction in advances from Gulftex totaling $5,630. During the three months ended February 28, 2009 the Company received advances from Gulftex totaled $106,243. The balance due Gulftex as of February 28, 2010 is $490,972.

b.	The Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relates to Gulftex’s operations. The Company billed $23,434 for the three months ended February 28, 2010 and $11,407 for the three months ended February 28, 2009.
7. Stock Based Compensation:
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of February 28, 2010. In accordance with the terms of April l, 2007 Amended Employment Agreement, no compensation expense is recognized as of February 28, 2010 related to Mr. Burroughs’ potential common stock options.
The Company executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Dick O’Donnell, having a term of one year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. Mr. O’Donnell’s options to acquire common stock expired on January 1, 2009.
A summary of the status of the Company’s equity awards as of February 28, 2010 and the changes during the period then ended is presented below:

Weighted-Average
	Shares	Exercise Price
Outstanding December 1, 2009	25,000	$0.15

Granted	—	—
Exercised	—	—
Forfeited	(25,000)	$0.15

Outstanding February 28, 2010	—	—

Options exercisable at February 28, 2010	—	—

The Company does not have vested and nonvested shares at February 28, 2010.
8. Commitments And Contingencies:
The Company is currently obligated for $75,942 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through February 28, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $6,329.Rent expense for the three months ended February 28, 2010 and February 28, 2009 is $17,848 and $17,579, respectively.
Trio Consulting & Management and Merrit Operating are the bonded operators for the Company’s Denton and Wise County, Texas wells and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.
9.	Lawsuit Settlement:
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
10. Income taxes:
The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the three months ended February 28, 2010 and February 28, 2009 due to the Company’s net operating losses.
11. Court Ordered Restitution:
On May 26, 2000 a former employee was sentenced to three years probation for forging Company checks. As part of the sentencing the former employee is required to make restitution to the Company in the amount of $152,915. Because of the uncertainty of collecting the amount owed, the Company has not recorded a receivable but instead is recording income as payments are made by the U.S. District Court of Dallas, Texas. The Company received $6,942 in February 2010 and the balance outstanding as of February 28, 2010 is approximately $143,446.

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
     Description Of Properties
     General: We currently have wells in Denton and Wise Counties, Texas.
     Properties
     The following is a breakdown of our properties by field as of February 28, 2010:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Newark East, Working Interest	2	0.74
Newark East, Override Interest	9	0.04
     Productive Wells and Acreage:
     The following is a breakdown of our productive wells and acreage as of February 28, 2010:

			Proved	Proved
	Proved	Proved	Developed	Developed
	Reserves:	Reserves:	Reserves:	Reserves:
Name of	Oil	Gas	Oil	Gas
Field or Well	(bbls)	(mcf)	(bbls)	(mcf)
Newark East	1,861	78,121	1,861	78,121
     Notes:
1.	Total Gross Wells are those wells in which the Company holds a working or overriding interest in as of February 28, 2010.

2.	Net Productive Wells was calculated by multiplying the working or overriding interest held by the Company in each of the 11 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds a working or overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working or overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold a working interest as of February 28, 2010 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.

6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.

     Oil And Gas Partnership Interests
     We currently own a 59.16% partnership interest in the Johnson No. 1-H, a 65.60% partnership interest in the Johnson No. 2-H, and a 0.4% overriding interest in the Grasslands L. P. We did not acquire any additional partnership interests in the current quarter.
Critical Accounting Policies
A summary of significant accounting policies is included in Note 2 to the audited financial statements included on Form 10-K for the year ended November 30, 2009 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.
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
Results Of Operations
For the quarter ended February 28, 2010 we had a net loss of $48,240 as compared to a net loss of $127,959 for the same quarter last year. The components of these results are explained in the following revenue and expenses explanations.
Revenue- Total revenue increased $7,843, 54.0%, from $14,525 for the three months ended February 28, 2009 to $22,368 for the three months ended February 28, 2010.
     The average price per MBTU increased $1.67 and the MBTU sold decreased 900.42 from the quarter ended February 28, 2009. The average price per barrel increased $38.29 and the quantity sold increased by 94.40 barrels from the quarter ended February 28, 2009. The increase in the barrels sold is attributable to increased production on both the Johnson No. 1-H and Johnson No. 2-H. The decrease in the quantity of gas sold is primarily attributable to the decline in production from both the Johnson No. 1-H and Johnson No. 2-H.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl
February 28, 2010	$12,103	1,947.58	$6.21	$10,265	140.05	$73.29

February 28, 2009	$12,927	2,848.00	$4.54	$1,598	45.65	$35.00

3 Month Change
2010 vs 2009
Amount	$(824)	(900.42)	$1.67	$8,667	94.40	$38.29

Percentage	-6.37%	-31.62%	36.78%	542.37%	206.79%	109.40%
     As the above table shows, gas revenue decreased 6.4% and oil revenue increased 542.4% from fiscal year 2009.
Expenses- The components of our expenses for the first quarter ended February 28, 2010 and February 28, 2009 are as follows:

			%
			Increase
	2010	2009	(Decrease)
Lease operating and taxes	8,150	11,760	-30.70%
General and administrative	66,408	128,329	-48.25%
Depreciation, depletion, amortization., & accretion	2,991	2,395	24.89%

Total expenses	$77,549	$142,484	-45.57%

     Lease operating expenses decreased $3,610 which is primarily attributable to the decline in gas production.
     General and administrative expenses decreased $61,920. The decrease is attributable to lower professional fees of $50,927, lower payroll expense of $9,011 and lower expenses in all other categories totaling $1,982.
     Depreciation, depletion, amortization and accretion decreased $596. The decrease in depreciation, depletion and amortization expense of $596 is attributable to the lower oil and gas property values. Accretion expense of $255 remained the same as last year.
     Other income for the quarter ended February 28, 2010 consists of a partial recovery of losses sustained when a former employee forged Company checks for personal use. On May 26, 2000, the former employee was sentenced to three years probation. As part of the sentencing he was required to make restitution to the Company in the amount of $152,915.
     We have not recorded any income taxes for the three months ended February 28, 2010 because of our continued operating losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
Liquidity And Capital Resources
The Company had a cash balance of $8,890 as of February 28, 2010. Our current ratio at February 28, 2010 was .08:1, and we have no long-term debt other than our asset retirement obligation of $21,276. As of February 28, 2010, our stockholders’ deficit was $455,305. Our cash provided by operations totaled $9,193 for the quarter ended February 28, 2010 while cash used for operations totaled $107,871 for the quarter ended February 28, 2009. This represents a decrease of $117,064 in cash used for operating activities. There were no investment activities for the quarters ended February 28, 2010 and 2009. Net advances from Gulftex decreased $5,630 during the quarter ended February 28, 2010 and increased $106,243 during the quarter ended February 28, 2009.

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
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of February 28, 2010 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
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

TBX RESOURCES, INC. DATE: September 2, 2010
SIGNATURE: /s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/
CHIEF FINANCIAL OFFICER