Form 10-Q
period 2010-05-31
TBX RESOURCES INC
filed 2010-10-13
CIK 1108645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 12, 2010, there were 4,027,442 shares of common stock, par value $0.01 per share, outstanding.

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2010	November 30,
	(Unaudited)	2009
ASSETS
Current Assets
Cash	$2,293	$5,327
Oil and gas revenue receivable	6,824	112,122
Inventory	4,650	4,494

Total current assets	13,767	121,943

Oil and gas properties (successful efforts method), net	44,572	49,591

Other	6,211	6,211

Total Assets	$64,550	$177,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable and accrued expenses	$32,670	$62,693
Advances from affiliate	388,774	496,602
Deferred revenue	4,650	4,494

Total current liabilities	426,094	563,789

Long-term Liabilities
Asset retirement obligations	21,531	21,021

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,027,442 shares issued and outstanding at May 31, 2010, 4,027,442 shares issued and outstanding at November 30, 2009	40,274	40,274
Additional paid-in capital	10,929,940	10,929,940
Accumulated deficit	(11,353,289)	(11,377,279)

Total stockholders’ deficit	(383,075)	(407,065)

Total Liabilities and Stockholders’ Deficit	$64,550	$177,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Revenues:
Oil and gas sales	$13,741	$10,320	$36,109	$24,845

Total revenues	13,741	10,320	36,109	24,845

Expenses:
Lease operating and taxes	11,427	8,905	19,577	20,665
General and administrative	14,669	91,271	81,077	219,601
Depreciation, depletion, amortization and accretion	2,537	2,268	5,529	4,662
Gain on sale of oil and gas properties	—	(1,687)	—	(1,687)

Total expenses	28,633	100,757	106,183	243,241

Operating Loss	(14,892)	(90,437)	(70,074)	(218,396)

Other Income:
Partial loss recovery (Note 10)	87,122	—	94,064	—

Income (Loss) Before Provision for Income Taxes	72,230	(90,437)	23,990	(218,396)
Provision for income taxes	—	—	—	—

Net Income (Loss)	$72,230	$(90,437)	$23,990	$(218,396)

Net Income (Loss) per Common Share, Basic and Diluted	$0.02	$(0.02)	$0.01	$(0.05)

Weighted Average Common Shares Outstanding:
Basic and Diluted	4,027,442	4,027,442	4,027,442	4,027,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31, 2010	May 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$23,990	$(218,396)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, depletion, amortization and accretion	5,529	4,662
Stock based compensation	—	500
Gain on sale of oil and gas properties	—	(1,687)
Changes in operating assets and liabilities other than advances from affiliate:
Decrease (increase) in:
Oil and gas revenue receivable	105,298	(24,844)
Accounts receivable from affiliate	—	21,824
Inventory	(156)	(5,300)
Increase (decrease) in:
Trade accounts payable and accrued expenses	(30,023)	39,169
Deferred revenue	156	5,300

Net cash provided by (used for) operating activities	104,794	(178,772)

Cash Flows From Investing Activities:
Proceeds from sale of oil and gas properties	—	1,687

Net cash provided by investing activities	—	1,687

Cash Flows From Financing Activities:
Advances from affiliate	108,360	177,402
Payments to affiliate	(216,188)	—

Net cash provided by (used for) financing activities	(107,828)	177,402

Net Increase (Decrease) in Cash	(3,034)	317
Cash at beginning of period	5,327	2,506

Cash at end of period	$2,293	$2,823

Supplemental Non-Cash Activity:
Write-off of fully depreciated property and equipment	$—	$229,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
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
     Principles of Consolidation
The condensed consolidated financial statements for the six months ended May 31, 2010 and 2009 include the accounts of TBX Resources, Inc. The accounts of Grasslands I, a limited partnership, the Johnson No. A1 and Johnson No. A2, joint ventures, in which TBX owns interests, are consolidated on a proportionate basis. All significant intercompany balances and transactions have been eliminated.

     Concentration of Credit Risk
During the six months ended May 31, 2010 the Company had a net reduction in advances from Gulftex totaling $107,828. The Company received advances from Gulftex totaling $177,402 during the six months ended May 31, 2009. The balance due Gulftex as of May 31, 2010 is $388,774.
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
Oil and gas properties at May 31, 2010 consist of the following:

Proved oil and gas properties	$518,538
Accumulated depreciation, depletion and amortization	(473,966)

$44,572

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
The following table describes changes to the asset retirement liability for the six months ended May 31, 2010.

ARO at November 30, 2009	$21,021
Accretion expense	510
Liabilities incurred	—
Liabilities settled	—
Changes in estimates	—

ARO at May 31, 2010	$21,531

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
     Subsequent Events
In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after May 31, 2010, up until the issuance of the financial statements, which occurred on or about October 12, 2010.
5. RECENT ACCOUNTING PRONOUNCEMENTS:
During the six months ended May 31, 2010 and the year ended November 30, 2009, there were several new accounting pronouncements issued by FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.
6. RELATED PARTY TRANSACTIONS:
The Company conducts substantial transactions with Gulftex. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially different from reported results.
a.	During the six months ended May 31, 2010 the Company had a net reduction in advances from Gulftex totaling $107,828. During the six months ended May 31, 2009, the Company received advances from Gulftex totaling $177,402. The balance due Gulftex as of May 31, 2010 is $388,774.

b.	The Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relates to Gulftex’s operations. The Company billed Gulftex $36,786 for the six months ended May 31, 2010 and $48,607 for the six months ended May 31, 2009.
7. STOCK BASED COMPENSATION:
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. Mr. Burroughs did not call any of his potential stock options as of May 31, 2010. In accordance with the terms of April l, 2007 Amended Employment Agreement, no compensation expense is recognized as of May 31, 2010 related to Mr. Burroughs’ potential common stock options.
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
A summary of the status of the Company’s equity awards as of May 31, 2010 and the changes during the six month period then ended is presented below:

Weighted-Average
	Shares	Exercise Price
Outstanding December 1, 2009	25,000	$0.15

Granted	—	—
Exercised	—	—
Forfeited	(25,000)	$0.15

Outstanding May 31, 2010	—	—

Options exercisable at May 31, 2010	—	—

8. COMMITMENTS AND CONTINGENCIES:
The Company is currently obligated for $56,957 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through February 28, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $6,329. Rent expense for the six months ended May 31, 2010 and 2009 is $34,837 and $35,697, respectively.
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
9. LAW SUIT SETTLEMENT:
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
10. COURT ORDERED RESTITUTION:
On May 26, 2000 a former employee was sentenced to three years probation for forging Company checks. As part of the sentencing the former employee is required to make restitution to the Company in the amount of $152,915. Because of the uncertainty of collecting the amount owed, the Company has not recorded a receivable but instead is recording income as payments are received from the U.S. District Court of Dallas, Texas. The Company received $94,064 during the six months ended May 31, 2010 and the balance outstanding as of May 31, 2010 is approximately $56,123.
11. SALE OF OIL AND GAS PROPERTIES:
The Company sold its working interest in oil and gas leases located in Ellis County, Oklahoma effective March 31, 2009 for $1,687 and wrote off the fully depleted property values totaling $229,074.
12. INCOME TAXES:
The Company computes income taxes using the asset and liability. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the three and six months ended May 31, 2010 and 2009 due to the Company’s net operating loss in 2009 and the available tax loss carryforward in 2010.

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
     PROPERTIES
     The following is a breakdown of our properties by field as of May 31, 2010:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Newark East, Working Interest	2	0.74
Newark East, Override Interest	9	0.04
     PRODUCTIVE WELLS AND ACREAGE:
     The following is a breakdown of our productive wells and acreage as of May 31, 2010:

			Proved	Proved
	Proved	Proved	Developed	Developed
	Reserves:	Reserves:	Reserves:	Reserves:
Name of	Oil	Gas	Oil	Gas
Field or Well	(bbls)	(mcf)	(bbls)	(mcf)
Newark East	1,861	78,121	1,861	78,121
     Notes:
1.	Total Gross Wells are those wells in which the Company holds a working or overriding interest in as of May 31, 2010.

2.	Net Productive Wells was calculated by multiplying the working or overriding interest held by the Company in each of the 11 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds a working interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working interest held by the Company in the respective properties.

5.	All acreage in which we hold a working interest as of May 31, 2010 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.

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
RESULTS OF OPERATIONS
For the second quarter ended May 31, 2010 we reported net income of $72,230 as compared to a net loss of $90,437 for the same quarter last year. For the six months ended May 31, 2010, we reported net income of $23,990 as compared to a net loss of $218,396 for the same period last year. The components of these results are explained below.
Revenues- The components of our revenues for the three and six months ended May 31, 2010 and 2009 are as follows:
Oil and gas revenue for the three months ended May 31, 2010 was $13,741, an increase of 31.2%, as compared to $10,320 for the three months ended May 31, 2009. The increase is attributable to higher oil and gas prices offset by lower production from our wells. Oil and gas revenue for the six months ended May 31, 2010 was $36,109, an increased of 13.8%, as compared to $24,845 for the six months ended May

31, 2009. The increase is attributable to higher oil and gas prices and increased production from our gas wells offset by lower oil production.
Following are the changes in oil and gas sales, barrels and volumes of natural gas sold and the price received for those sales for the quarter.
The average price per MBTU increased $2.10 and the MBTU sold decreased 110 from the quarter ended May 31, 2009. The average price per barrel increased $32.87 and the quantity sold decreased by 39 barrels from the quarter ended May 31, 2009.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl
May 31, 2010	$13,439	2,519	$5.33	$302	4	$75.50

May 31, 2009	$8,487	2,629	$3.23	$1,833	43	$42.63

3 Month Change
2010 vs 2009
Amount	$4,952	(110)	$2.10	$(1,531)	(39)	$32.87

Percentage	58.35%	-4.18%	65.02%	-83.52%	-90.70%	77.11%
As the above table shows, gas revenue increased 58.35% and oil revenue decreased 83.52% from fiscal year 2009.
Following are the changes in oil and gas sales, barrels and volumes of natural gas sold and the price received for those sales for the fiscal year to date.
The average price per MBTU increased $1.81 and the MBTU sold increased 4,127 from the six months ended May 31, 2010. The average price per barrel increased $35.36 and the quantity sold increased by 54 barrels from the six months ended May 31, 2009.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl
May 31, 2010	$25,542	4,467	$5.72	$10,567	143	$73.90

May 31, 2009	$21,415	5,477	$3.91	$3,430	89	$38.54

6 Month Change
2010 vs 2009
Amount	$4,127	(1,010)	$1.81	$7,137	54	$35.36

Percentage	19.27%	-18.44%	46.24%	208.08%	60.67%	91.74%
As the above table shows, gas revenue increased 19.27% while oil revenue increased 208.08% from fiscal year 2009.
Expenses- The components of our expenses for the three and six months ended May 31, 2010 and 2009 are as follows:

			%			%
	Three Months Ended		Increase	Six Months Ended		Increase
	May 31, 2010	May 31, 2009	(Decrease)	May 31, 2010	May 31, 2009	(Decrease)
Expenses:
Lease operating and taxes	$11,427	$8,905	28.32%	$19,577	$20,665	-5.26%
General and administrative	14,669	91,271	-83.93%	81,077	219,601	-63.08%
Depreciation, depl, amort., & accretion	2,537	2,268	11.86%	5,529	4,662	18.60%
Gain on sales of O&G properties	—	(1,687)	-100.00%	—	(1,687)	-100.00%

	$28,633	$100,757	-73.26%	$106,183	$243,241	-56.35%

Lease operating expenses increased $2,522 for the quarter ended May 31, 2010 and decreased $1,088 for the six months ended May 31, 2010 over the same periods last year. The increase in quarterly operating expenses is primarily attributable to higher marketing and compression charges. The decrease in year to date expenses is attributable to lower operating costs.
General and administrative expenses decreased $76,602 for the three months ended May 31, 2010 as compared to the same period last year. The decrease in general and administrative expenses is attributable to lower professional fees of $21,429, rent of $13,757, salaries and wages of $63,519, expenses in all other categories totaling $1,745, offset by lower G&A cost allocations of $23,848. For the six months ended May 31, 2010, General and administrative expenses decreased $138,525 as compared to the same period last year. The decrease in general and administrative expenses is attributable to lower professional fees of $73,356, salaries and wages of $72,531, expenses in all other categories totaling $4,459, offset by lower G&A cost allocations of $11,821.
Depreciation and depletion expense totaled $2,283 for the three months ended May 31, 2010 and $2,012 for the three months ended May 31, 2009. Depreciation and depletion expense totaled $5,019 for the six months ended May 31, 2009 and $4,151 for the six months ended May 31, 2009. The increase in depreciation, depletion, and amortization expense is attributable to lower oil and gas property values from the same period last year. Accretion expense totaled $255 for the three months ended May 31, 2010 and $256 for the three months ended May 31, 2009. Accretion expense totaled $510 for the six months ended May 31, 2010 and $511 for the six months ended May 31, 2009.
The Company sold its working interest in oil and gas leases located in Oklahoma effective March 31, 2009 for $1,687 and wrote off the fully depleted property values totaling $229,074.
Other income for the three and six months ended May 31, 2010 consists of a partial recovery of losses sustained when a former employee forged Company checks for personal use. On May 26, 2000 the former employee was sentenced to three years probation. As part of the sentencing the former employee is required to make restitution to the Company.
We have not recorded any income taxes for the six months ended May 31, 2009 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
The Company had a cash balance of $2,293 as of May 31, 2010. Our current ratio at May 31, 2010 was ..03:1, and we had no long-term debt other than our asset retirement obligations of $21,531. As of May 31, 2010, our stockholders’ deficit was $383,075. Net cash provided by operations totaled $104,794 for the six months ended May 31, 2010 and cash used for operations totaled $178,772 for the six months ended May 31, 2009. This represents a decrease of $283,566 in cash used for operating activities.
For the six months ended May 31, 2010 net cash provided by investing activities was $0. For the six months ended May 31, 2009 net cash provided by investing activities was $1,687 as the result of the sale of our Oklahoma properties.
Net cash used for financing activities totaled $107,828 for the six months ended May 31, 2010 while net cash provided by financing activities totaled $177,402 for the six months ended May 31, 2009. Financing activities relate to advances from and payments to Gulftex Operating.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of May 31, 2010 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
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
TBX RESOURCES, INC.
DATE: October 13, 2010
SIGNATURE: /s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/ CHIEF FINANCIAL OFFICER