Form 10-K
period 2010-11-30
TBX RESOURCES INC
filed 2011-02-23
CIK 1108645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-30746
TBX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2592165

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3030 LBJ Freeway, Suite 1320 Dallas, Texas 75234	75234

(Address of Principal Executive Offices)	Zip Code
Registrant’s telephone number, including Area Code: (972) 243-2610
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock (Title of Each Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website , if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the presiding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☑ No
The Issuer’s revenues for the most recent fiscal year were $64,713.
On May 31, 2010, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $90,425. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on May 31, 2010 as reported on the Over-The-Counter Pink Sheet Market. As of February 18, 2011, the Company had 4,027,442 issued and outstanding shares of common stock.
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
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at November 30, 2010. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
     See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company and Its Business
TBX Resources, Inc. was incorporated in the state of Texas in March 1995. In the past we have primarily focused our business efforts on acquiring oil and gas production properties and leases. We did this because we believed that the major oil companies were leaving the US domestic oil and gas market due to domestic oil and gas exploration properties being significantly depleted. However this trend has changed and major oil companies are again acquiring domestic properties primarily in fields where natural gas is prevalent. This has increased the competition and prices for oil properties and management believes, due to our current financial condition, that we will not be able to compete for and purchase oil and gas properties as effectively as we have in the past. In response to this trend management has recently initiated changes to the Company’s business plan. Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire companies and assets which will allow the company to operate in the oil field services industry with an emphasis on acquiring companies involved in salt water and drilling fluid disposal. Secondarily we will continue to seek out and acquire producing oil and gas leases and wells. At this time we have no specific acquisition targets identified but we are actively engaged generally in such a search.
We have explored and will continue to explore all avenues possible to raise the funds required. However, there is no assurance that we will be able to raise sufficient funds to execute our plans or that if successful in securing the funds our actual financial results will improve.
As of November 30, 2010, we had total assets of $61,014 of which net oil and gas properties amounted to $37,537 or 61.6% of the total. As of November 30, 2009, we had total assets of $177,745 of which net oil and gas properties amounted to $49,591 or 27.9% of the total. Our revenues for the current fiscal year totaled $64,713 while the revenues for the previous fiscal year totaled $51,726. Our accumulated losses as of November 30, 2010 and 2009 totaled $11,405,688 and $11,377,229, respectively. At November 30, 2010, we had $665 in cash as compared to $5,327 for November 30, 2009. As of November 30, 2010 the ratio of current assets to current liabilities was ..41:1 as compared to .22:1 for November 30, 2009. We have no long-term debt other than the asset retirement obligations. Our asset retirement obligations as of November 30, 2010 and 2009 were $21,347 and $21,021, respectively. As of November 30, 2010 and 2009, our shareholders’ deficit was $2,242 and $407,065, respectively.
Our Company has experienced operating losses over the past several years. We do not have sufficient working capital or revenues to sustain our operations. If no additional funds are received, we will be forced to rely on existing oil and gas revenue and upon additional funds which may or may not be loaned by an affiliate, Gulftex Operating, Inc., a company in which our president, Tim Burroughs, is a 50% stockholder, to preserve the viability of the corporate entity. During the fiscal years ended November 2010 and 2009, Gulftex loaned our company $166,171 and $383,915, respectively. In addition, Gulftex forgave $433,232 in loans thus eliminating our loan balance to them. No formal commitments or arrangements currently exist with the affiliate to advance or loan funds to the Company. In the event we are unable to acquire sufficient funds, the Company’s ongoing operations will be negatively impacted and we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business.
Wells Held By the Company
As further described in the description of properties section, during the fiscal year ended 2010 we owned a portion of two producing oil wells in Wise County, Texas. In addition, we have a minor overriding interest in two wells in Wise County and nine producing gas wells in Denton County, Texas. Also, we had a minor interest in three wells in Ellis County, Oklahoma. The Company sold its working interest in the Oklahoma leases effective March 31, 2009 for $1,686 and wrote off the fully depleted property values totaling $229,038.
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
State Regulatory Controls
In each state where we conduct or contemplate oil and gas activities, these activities are subject to various regulations. The regulations relate to the extraction, production, transportation and sale of oil and natural gas, the issuance of drilling permits, the methods of developing new production, the spacing and operation of wells, the conservation of oil and natural gas reservoirs and other similar aspects of oil and gas operations. In particular, the State of Texas (where we have conducted the majority of our oil and gas operations to date) regulates the rate of daily production allowable from both oil and gas wells on a market demand or conservation basis. At the present time, no significant portion of our production has been curtailed due to reduced allowables. If we are successful in engaging in salt water and drilling fluid disposal activities such activities and our operations will be subject to inspection and permitting by state authorities. We know of no proposed regulation that will significantly impede our operations.

Environmental Regulations
Our extraction, production and drilling operations are subject to environmental protection regulations established by federal, state, and local agencies. To the best of our knowledge, we believe that we are in compliance with the applicable environmental regulations established by the agencies with jurisdiction over our operations. We are acutely aware that the applicable environmental regulations currently in effect could have a material detrimental effect upon our earnings, capital expenditures, or prospects for profitability. Our competitors are subject to the same regulations and therefore, the existence of such regulations does not appear to have any material effect upon our position with respect to our competitors. The Texas Legislature has mandated a regulatory program for the management of hazardous wastes generated during crude oil and natural gas exploration and production, gas processing, oil and gas waste reclamation and transportation operations. The disposal of these wastes, as governed by the Railroad Commission of Texas, is becoming an increasing burden on the industry. Should we engage in disposal operations we will be subject to inspection and regulation by state and federal environmental authorities
Revenues from oil and gas production are subject to taxation by the state in which the production occurred. In Texas, the state receives a severance tax of 4.6% for oil production and 7.5% for gas production. These high percentage state taxes can have a significant impact upon the economic viability of marginal wells that we may produce and require plugging of wells sooner than would be necessary in a less arduous taxing environment.
Employees
We currently have two full time and one part time employees.
Offices
We maintain our corporate offices at 3030 LBJ Freeway, Suite 1320, Dallas, Texas 75234, and now pay a monthly base rental of $6,329. Our lease runs from February 1, 2004 through February 28, 2011 at a cost of approximately $454,629. As of November 30, 2010 the Company’s continuing obligation under the base lease is approximately $18,986.
Item 1A. Business Risks
We may not be able to continue as a going concern or fund our existing capital needs.
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended November 30, 2010. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.
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

Our future success depends upon our ability to adapt to changes in the oil industry and successfully implement our new business strategy.
Due to the changes occurring in the oil industry we have adopted a revised business plan which will cause the Company to change its primary focus from oil production activities to acquiring businesses and assets that are involved in the oil field services industry with an emphasis on salt water and drilling fluid disposal. The Company currently has very limited financial resources and there can be no assurance that we will be successful in locating such businesses or assets and if we are successful in locating them that we will be able to successfully acquire them.
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
Our ability to market oil and gas from our wells depends upon numerous factors beyond our control. These factors include, but are not limited to, the following:
•	the level of domestic production and imports of oil and gas;

•	the proximity of gas production to gas pipelines;

•	the availability of pipeline capacity;

•	the demand for oil and gas by utilities and other end users;

•	the availability of alternate fuel sources;

•	the effect of weather;

•	state and federal regulation of oil and gas marketing; and

•	federal regulation of gas sold or transported in interstate commerce.
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
Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $11.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2010, NYMEX oil prices fluctuated but averaged $80.00 per Bbl. For 2009 oil prices rose throughout the year, averaging approximately $62.00 per Bbl. While we attempt to obtain the best price for our crude in our marketing efforts, we cannot control these market price swings and are subject to the market volatility for this type of oil. These price differentials relative to NYMEX prices can have as much of an impact on our profitability as does the volatility in the NYMEX oil prices.
Natural gas prices have also experienced volatility during the last few years. During 1999, natural gas prices averaged approximately $2.35 per Mcf and, like crude oil, have generally trended upward since that time, although with significant fluctuations along the way. During 2010, NYMEX natural gas prices averaged $4.48 per MMBtu and in 2009, averaged $4.15 per MMBtu.
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
Item 1B. Unresolved Staff Comments.
There are no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2. Description of Properties.
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
Properties. The following is a breakdown of our properties:

	Oil	Gas
	(BBL)	(MCF)
Proved Reserves November 30, 2008	1,037	62,117
Revisions to previous estimates	(60)	(1,031)
Purchases	—	—
Production	(21)	(9,656)
Sales, transfers and retirements	—	—

Proved Reserves November 30, 2009	956	51,430
Revisions to previous estimates	—	—
Purchases	—	—
Production	(197)	(9,150)
Sales, transfers and retirements	—	—

Proved Reserves November 30, 2010	759	42,280

The following information pertains to our properties as of November 30, 2010:

	Gross	Net
	Producing	Producing
	Well	Well
Name of Field or Well	Count	Count
Newark East, Working Interest	2	0.74
Newark East, Override Interest	9	0.03
Productive Wells and Acreage

					Total
		Net		Net	Gross	Total Net
	Total Gross	Productive	Total Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
Wise County	—	—	4	0.7424	224	83.14
Denton County	—	—	7	0.0360	566	20.38
Notes:
1.	Total Gross Wells are those wells in which the Company holds a working or overriding interest in as of November 30, 2010.
2.	Net Productive Wells was calculated by multiplying the working or overriding interest held by the Company in each of the 11 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds a working or overriding interest.
4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working or overriding interest held by the Company in the respective properties.
5.	All acreage in which we hold a working interest as of November 30, 2010 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.
6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.
Oil and Gas Partnership Interests
We own partnership interests in the Johnson No. 1-H, Johnson No. 2-H Joint Ventures of 59.16% and 65.60%, respectively. We did not acquire any additional partnership interests in the current fiscal year.
Item 3. Legal Proceedings
     The Company is not currently the subject of or involved in any material litigation.
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

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2010	$0.01	$0.19
Quarter ending May 31, 2010	$0.03	$0.19
Quarter ending August 31, 2010	$0.03	$0.05
Quarter ending November 30, 2010	$0.02	$0.06

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2009	$0.05	$0.24
Quarter ending May 31, 2009	$0.03	$0.24
Quarter ending August 31, 2009	$0.12	$0.12
Quarter ending November 30, 2009	$0.02	$0.51
The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 780 shareholders of record for our common stock as of November 30, 2010.

Item 6. Selected Financial Data
Not applicable as we are a smaller reporting company.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended November 30, 2010 and 2009.
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
Recent Developments
Effective November 30, 2010, Gulftex Operating forgave $433,232 in loans and advances to us.
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
Going Concern and Liquidity Problems
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at November 30, 2010. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
Employment Agreements
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Burroughs for three years. Under the terms of the agreement, Mr. Burroughs was entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the company; for example, when the Company completes a major acquisition, funding or financing. Mr. Burroughs has agreed with our Board of Directors to give up the 10% bonus provision. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative subject to Mr. Burroughs serving as an employee of the company for a three year period.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. The contract was further amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 that was $0.03 per share. Mr. Burroughs did not call any of his potential stock options as of November 30, 2010.
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
Other
On June 1, 2007 we entered in a services agreement with Gulftex Operating, Inc. Under the agreement the Company is charging Gulftex for a portion of administrative services and rent. For the twelve months ended November 30, 2010 the Company billed $63,490 for these services. For the Twelve months ended November 30, 2009 the Company billed $89,647 for these services.
We did not have an impairment loss for the fiscal years ended November 30, 2010 and 2009.

Results Of Operations
We recorded a net loss of $28,409 for the fiscal year ended November 30, 2010 as compared to a net loss of $323,981 for fiscal year ended November 30, 2009. The decrease in our loss of $295,572 or 91.23% is discussed below.
Revenue — Total revenue increased $12,987, 25.1%, from $51,726 for the twelve months ended November 30, 2009 to $64,713 for the twelve months ended November 30, 2010.
During the twelve months ended November 30, 2010, we generated approximately $64,713 in revenue from oil and gas sales as compared to $51,726 for the twelve months ended November 30, 2009. The increase from fiscal year 2009 is $12,987 or 25.1% .The average price per MBTU increased $0.65 and the MBTU sold decreased approximately 1,130 from fiscal year 2009. The average price per barrel increased $27.70 per barrel and the quantity sold increased by approximately 100 barrels from fiscal year 2009.
Following are the changes in oil and gas sales, barrels and volumes of natural gas sold and the price received for those sales.

	Gas	MBTU	Price/	Oil	Bbls	Price/
	Sales	Sold	MBTU	Sales	Sold	Bbl

November 30, 2010	$47,321	9,972.26	$4.75	$17,392	231.84	$75.02

November 30, 2009	$45,495	11,101.85	$4.10	$6,231	131.69	$47.32

12 Month Change
2010 vs 2009
Amount	$1,826	(1,129.59)	$0.65	$11,161	100.15	$27.70

Percentage	4.01%	-10.17%	15.85%	179.12%	76.05%	58.54%
As the above table shows, gas revenue increased 4.01% and oil revenue increased approximately 179.1% from fiscal year 2009. The increase in MBTU’s and barrels sold is attributable to a general increase in production over the 2009 levels.
Expenses — Total expenses decreased $255,459, 57.1%, from $447,707 for the twelve months ended November 30, 2009 to $192,248 for the twelve months ended November 30, 2010.
Lease operating expenses and taxes decreased $26,855, 39.7% from $67,672 for the twelve months ended November 30, 2009 to $40,817 for the twelve months ended November 30, 2010. The decrease is primarily lower operating expenses and repairs.
General and administrative expenses decreased $234,572, 62.8%, from $373,653 for the twelve months ended November 30, 2009 to $139,081 for the twelve months ended November 30, 2010. The decrease is due to lower professional fees of $57,489, salaries and benefits of $172,699, contract labor of $17,329, offset by an increase of $12,944 in other general and administrative expense categories.
Depreciation, depletion, amortization and accretion increased $4,282, 53.1%, from $8,068 for the twelve months ended November 30, 2009 to $12,350 for the twelve months ended November 30, 2010. The increase is primarily due to increased production as compared to oil and gas reserve quantities. Future charges to depreciation, depletion, amortization and accretion may be substantially higher or lower as a result of increased production or changes in reserve prices and/or quantities and changes to asset retirement obligations.
Gain on Sale of Properties — The Company sold its working interest in oil and gas leases located in Ellis County, Oklahoma effective March 31, 2009 for $1,686 and wrote off the fully depleted property values totaling $229,038.
Other Income — Other income for the current fiscal year consists of a partial recovery of losses sustained when a former employee forged Company checks for personal use. On May 26, 2000 the former employee was sentenced to three years’ probation. As part of the sentencing the former employee is required to make restitution to the Company. Restitution payments totaled $99,126 in the current fiscal year. Effective November 30, 2009, the Grasslands I, LP forgave $72,000 (TBX is the General Partner) in advances previously made to the Company.
Provision For Income Taxes — No tax benefits were recorded for the twelve months ended November 30, 2010 and 2009 due to the losses we have experienced and a valuation allowance for 100% of the deferred tax assets.

Liquidity and Capital Resources
As of November 30, 2010, we had total assets of $61,014 of which net oil and gas properties amounted to $37,567 or 61.6% of the total assets. As of November 30, 2009, we had total assets of $177,745 of which net oil and gas properties amounted to $49,591 or 27.9% of the total assets. Our accumulated losses through November 30, 2010 totaled $11,405,688 while our accumulated losses through November 30, 2009 totaled $11,377,279. At November 30, 2010, we had $665 in cash as compared $5,327 for November 30, 2009. As of November 30, 2010 the ratio of current assets to current liabilities is .41:1 as compared to .22:1 for November 30, 2009. We have no long-term debt other than the asset retirement obligations. Our asset retirement obligations as of November 30, 2010 and 2009 were $21,347 and $21,021, respectively. As of November 30, 2010, our shareholders’ deficit was $2,242. As of November 30, 2009, our shareholders’ deficit was $407,065.
We have funded operations from cash generated from the sale of common stock, the sale of oil and gas properties, joint venture fees and loans from affiliates. Our cash provided by operations totaled $58,708 for the twelve months ended November 30, 2010 while our cash used for operations totaled $382,780 for the same period last year. This represents a decrease of $441,488 in cash used for operating activities. Our net capital investments for fiscal years 2010 and 2009 were $0. Net cash received from the sale of oil and gas properties for fiscal years 2010 and 2009 was $0 and $1,686, respectively. Net cash used in financing activities totaled $63,370 for the twelve months ended November 30, 2010 while net cash provided by financing activities totaled $383,915 for the twelve months ended November 30, 2009. The decrease of $447,285 from last fiscal year relates to the fact that few loans were taken and the Company paid down $229,541 of the balance due Gulftex prior to the debt being forgiven.
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
We have audited the accompanying consolidated balance sheets of TBX Resources, Inc. and Subsidiaries (the “Company”), as of November 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TBX Resources, Inc. and Subsidiaries as of November 30, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 4, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has current liabilities in excess of current assets and has negative stockholders’ deficit at November 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Turner, Stone & Company, LLP
Dallas, Texas
February 23, 2011

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,
	2010	2009
ASSETS
Current Assets
Cash	$665	$5,327
Oil and gas revenue receivable	8,271	112,122
Inventory	8,300	4,494

Total current assets	17,236	121,943

Oil and gas properties (successful efforts)
Proved properties (acreage costs)	116,514	116,514
Lease and well equipment	402,025	402,025

	518,539	518,539
Less: depreciation, depletion and amortization	(480,972)	(468,948)

Oil and gas properties, net	37,567	49,591

Other	6,211	6,211

Total Assets	$61,014	$177,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade accounts payable	$28,339	$30,761
Accrued expenses	5,270	31,932
Advances from affiliate	—	496,602
Deferred revenue	8,300	4,494

Total current liabilities	41,909	563,789

Long-term Liabilities
Asset retirement obligations	21,347	21,021

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,027,442 shares issued and outstanding at November 30, 2010, 4,027,442 shares issued and outstanding at November 30, 2009	40,274	40,274
Additional paid-in capital	11,363,172	10,929,940
Accumulated deficit	(11,405,688)	(11,377,279)

Total stockholders’ deficit	(2,242)	(407,065)

Total Liabilities and Stockholders’ Deficit	$61,014	$177,745

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended November 30,
	2010	2009
Revenues:
Oil and gas sales	$64,713	$51,726

Total revenues	64,713	51,726

Expenses:
Lease operating and taxes	40,817	67,672
General and administrative	139,081	373,653
Depreciation, depletion, amortization and accretion	12,350	8,068
Gain on sale of oil and gas properties	—	(1,686)

Total expenses	192,248	447,707

Operating Loss	(127,535)	(395,981)

Other Income:
Partial loss recovery (Note 10)	99,126	—
Minority interest debt forgiveness (Note 9 )	—	72,000

Total other income	99,126	72,000

Income (Loss) Before Provision for Income Taxes	(28,409)	(323,981)
Provision for income taxes	—	—

Net Income (Loss)	$(28,409)	$(323,981)

Net Income (Loss) per Common Share	$(0.01)	$(0.08)

Weighted Average Common Shares Outstanding	4,027,442	4,027,442

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended November 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(28,409)	$(323,981)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	12,024	8,028
Accretion of asset retirement obligations	326	40
Stock based compensation	—	500
Gain on sale of oil and gas properties	—	(1,686)
Allocated expenses to affiliate	—	(61,099)
Minority interest debt forgiveness	—	(72,000)
Changes in operating assets and liabilities other than advances from affiliate:
Decrease (increase) in:
Oil and gas revenue receivable	103,851	63,690
Accounts receivable from affiliates	—	21,824
Inventory	(3,806)	(4,494)
Prepaid expense	—	10,000
Increase (decrease) in:
Trade accounts payable	(2,422)	10,873
Deferred revenue	3,806	4,494
Accrued expenses	(26,662)	(38,969)

Net cash provided by (used in) operating activities	58,708	(382,780)

Cash Flows From Investing Activities:
Proceeds from sale of oil and gas property	—	1,686

Net cash provided by investing activities	—	1,686

Cash Flows From Financing Activities:
Advances from affiliate	166,171	383,915
Payments to affiliate	(229,541)	—

Net cash provided by (used in) financing activities	(63,370)	383,915

Net Increase (Decrease) In Cash	(4,662)	2,821
Cash at beginning of year	5,327	2,506

Cash at end of year	$665	$5,327

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Forgiveness of Debt by Affiliate	$433,232	$—

Write-off of fully depreciated property and equipment	$—	$229,038

The accompanying notes are an integral part of these consolidated financial statements.

TBX RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional	Accum-	Total
	Common Stock		Paid-In	ulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance November 30, 2008	4,027,442	$40,274	$10,929,440	$(11,053,298)	$(83,584)
Issuance of common stock options for services	—	—	500	—	500
Net loss	—	—	—	(323,981)	(323,981)

Balance November 30, 2009	4,027,442	40,274	10,929,940	(11,377,279)	(407,065)

Affiliate debt forgiveness	—	—	433,232	—	433,232
Net loss	—	—	—	(28,409)	(28,409)

Balance November 30, 2010	4,027,442	$40,274	$11,363,172	$(11,405,688)	$(2,242)

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
The Company has an interest in two Barnett Shale gas wells in Wise County, Texas. In addition, the Company has a minor overriding interest in 1 producing gas well in Parker County, Texas and 6 producing gas wells in Denton County, Texas. We previously acquired 3 wells and acreages in Ellis County, Oklahoma which we sold effective March 31, 2009 for $1,686.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Revenue Recognition
Oil and gas revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.
Principles of Consolidation
The consolidated financial statements for the years ended November 30, 2010 and 2009 include the accounts of TBX Resources, Inc., and the Grasslands I, L.P. a limited partnership for which TBX serves as the sole general partner. The accounts of Johnson No. A1 and Johnson No. A2 in which TBX owns interests, are consolidated on a proportionate basis. All significant intercompany balances and transactions have been eliminated.
Concentration of Credit Risk
The Company received advances from Gulftex totaling $166,171 during the twelve months ended November 30, 2010 and $383,915 during the twelve months ended November 30, 2009.
Cash and Cash Flows
The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. At November 30, 2010 and 2009 no deposits were in excess of FDIC insurance coverage. The Company has not experienced any losses in this account and believes it is not exposed to any significant risks affecting cash. None of the Company’s cash is restricted.
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
Oil and gas properties consist of the following:

	November 30,
	2010	2009

Proved oil and gas properties	$518,539	$518,539
Accumulated depreciation, depletion and amortization	(480,972)	(468,948)

	$37,567	$49,591

Property and equipment consists of the following:

	November 30,
	2010	2009

Office furniture, equipment, and software	$112,768	$112,768
Accumulated depreciation and amortization	(112,768)	(112,768)

	$—	$—

Depletion, depreciation and amortization expense related to oil and gas properties and property and equipment was $12,024 and $8,028 for the years ended November 30, 2010 and 2009, respectively.
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
The following table presents changes to the asset retirement liability during the years ended November 30, 2010 and 2009.

ARO at November 30, 2008	$20,981
Accretion expense	1,023
Liabilities settled	—
Changes in estimates	(983)

ARO at November 30, 2009	21,021
Accretion expense	1,022
Liabilities settled	—
Changes in estimates	(695)
Adjustment to opening balance	(1)

ARO at November 30, 2010	$21,347

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
Reclassifications
Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2010 financial statements.

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
• quoted prices for similar assets or liabilities in active markets;
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
3. RECENT ACCOUNTING PRONOUNCEMENTS:
During the year ended November 30, 2010 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.
4. GOING CONCERN:
At November 30, 2010, the Company has accumulated losses of approximately $11.4 million. The Company does not have sufficient working capital or revenue to sustain its operations. The Company is pursuing equity and/or debt financing to fund operations and execute its plans to acquire additional oil and gas leases and wells. If no additional funds are received, the Company will be forced to rely on existing oil and gas revenue and upon additional funds which may or may not be loaned by an affiliate to preserve the integrity of the corporate entity. No formal commitments or arrangements currently exist with the affiliate to advance or loan funds to the Company. In the event the Company is unable to acquire sufficient funds, the Company’s ongoing operations will be negatively impacted and it may not be able to continue as a going concern. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

5. RELATED PARTY TRANSACTIONS:
The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected.
a.	The Company received cash advances of $161,171 and paid $229,541 against the balance due Gulftex in the current fiscal year. Effective November 30, 2010 Gulftex forgave the balance due from the Company totaling $433,232. The Company received cash advances of $383,915 from Gulftex in the previous fiscal year. The balance due Gulftex at November 30, 2009 was $496,602.

b.	Effective June 1, 2007, the Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relate to Gulftex’s operations. The Company charged Gulftex $63,490 in the current fiscal year and $89,647 in the previous fiscal year that is recorded as an offset to general and administrative expenses.
6. COMMITMENTS AND CONTINGENCIES:
a.	The Company is obligated for $18,986 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from February 1, 2004 through February 28, 2011. The average monthly base lease payment over the remaining term of the lease is approximately $6,329. The base lease payment for the current fiscal year is $64,189. Following is a schedule of base lease payments by year:

Year	Amount
2011	$18,986

Rent expense for fiscal years 2010 and 2009 was $68,849 and $70,794, respectively.
b.	Trio Consulting & Management and Merrit Operating are the bonded operators for TBX Resources and are responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.
7. STOCK BASED COMPENSATION:
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement, plus bonuses of up to 10% for material changes to the Company; for example, when the Company completes a major acquisition, funding or financing. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half of the $1.40 closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price.
Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. The Employment Agreement was again amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share (one-half of the $0.03 closing bid price on December 1, 2010). Mr. Burroughs did not call any of his potential stock options as of November 30, 2010.
In accordance with the terms of Mr. Burroughs’ April 2007 Amended Employment Agreement, no compensation expense is recognized as of November 30, 2010 and 2009 related to his potential common stock options.
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
In addition, the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. For 2009 the Company recorded stock based compensation expense of $500 with a corresponding credit to paid-in. The option portion of Mr. O’Donnell’s contract expired on January 2, 2009. Mr. O’Donnell did not exercise his options to acquire TBX shares in the current fiscal year.
A summary of the status of the Company’s equity awards as of November 30, 2009 and 2008, and the changes during the years then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding December 1, 2008	100,000	$0.15

Granted	25,000	$0.15
Exercised	—	$0.15
Forfeited	(100,000)	$0.15

Outstanding December 1, 2009	25,000	$0.15

Granted	—	—
Exercised	—	—
Forfeited	(25,000)	$0.15

Outstanding November 30, 2010	—	—

The weighted average fair value of options granted during 2009 is $500.
The 2009 weighted average fair value at date of grant for options was estimated using the Black-Scholes option valuation model with the following assumptions:

Average expected life in years	1
Average interest rate	4.00%
Average volatility	147%
Dividend yield	0%

A summary of the status of the Company’s nonvested shares at November 30, 2010 and 2009, and the changes during the years then ended is presented below:

Weighted Average
Grant Date
	Shares	Fair Value per Share
Nonvested at December 1, 2008	—	—

Granted	25,000	$0.05
Vested	(25,000)	$0.05
Forfeited	—

Nonvested at November 30, 2009	—

Granted	—
Vested	—
Forfeited	—

Nonvested at November 30, 2010	—

No shares were issued under employment contracts in the current or previous fiscal year.
8. OIL AND GAS PROPERTIES IMPAIRMENT LOSSES:
Based on the data in the Company’s 2010 and 2009 reserve reports, the Company did not record an impairment loss for the year ended November 30, 2010 and 2009. The impairment losses are determined by comparing the future undiscounted net cash flows to the Company’s net book value.
9. NON-CONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY
In September of 2002, the Company obtained an option to purchase oil and gas leases in the Barnett Shale Field in the Fort Worth Basin of Wise County, Texas. In October of the same year, the Company formed the “Grasslands I, Limited Partnership” in which the Company is acting as the general partner. The Company has a 1% interest in the limited partnership which owns a 2% royalty interest in certain oil and gas wells. The Company consolidated the partnership by virtue of its control as general partner. Effective November 30, 2009, $72,000 in advances to TBX was forgiven by the Partnership.
10. COURT ORDERED RESTITUTION:
On May 26, 2000 a former employee was sentenced to three years’ probation for forging Company checks. As part of the sentencing the former employee is required to make restitution to the Company in the amount of $152,915. Because of the uncertainty of collecting the amount owed, the Company has not recorded a receivable but instead is recording income as payments are received from the U.S. District Court of Dallas, Texas. The Company received $99,126 during the current fiscal year and the balance outstanding as of November 30, 2010 is $51,062.
11. SALE OF OIL AND GAS PROPERTIES:
The Company sold its working interest in oil and gas leases located in Ellis County, Oklahoma effective March 31, 2009 for $1,686 and wrote off the fully depleted property values totaling $229,034.
12. INCOME TAXES:
The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the twelve months ended November 30, 2010 due to the Company’s net operating loss carryforward from 2009.

At November 30, 2010 and 2009, we have net operating loss carryforwards of approximately $9.7 million and $9.3 million, respectively, remaining for federal income tax purposes. Net operating loss carryforwards may be used in future years to offset taxable income.
The following is a reconciliation of statutory tax expense to our income tax provision:

	November 30,
	2010	2009
Statutory rate	35%	35%
Change in valuation allowance	-35%	-35%

Tax provision	0%	0%

Deferred Income Taxes
Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	November 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$3,245,000	$3,393,000
Oil and gas properties	26,000	49,000
Cash/accrual method differences	15,000	61,000

Total deferred tax assets	3,286,000	3,503,000
Valuation allowance	(3,286,000)	(3,503,000)

Total net deferred tax assets	$—	$—

The Company uses the cash method for income tax reporting purposes.
13. LAW SUIT SETTLEMENT:
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

14. SUPPLEMENTARY DISCLOSURE AND OIL AND GAS INFORMATION -UNAUDITED:
Results of operations for oil and gas producing activities are as follows:

	For The Year Ended Nov. 30,
	2010	2009
Oil and gas sales	$64,713	$51,726
Production costs	(40,817)	(67,672)
Depreciation, depletion, amortization and accretion	(12,351)	(8,068)
Impairment of oil and gas properties	—	—

	11,545	(24,014)
Income tax benefit	—	—

Results of Operations Excluding Selling, General and Administrative and Joint Venture Activities	$11,545	$(24,014)

Capitalized costs relating to oil and gas producing activities are as follows:

	November 30,
	2010	2009
Property (acreage costs)- Proved	$116,514	$116,514
Producing assets	402,025	402,025

	518,539	518,539
Less: depreciation depletion and amortization	(480,972)	(468,948)

Net Capitalized Costs	$37,567	$49,591

Oil and Gas Reserve Quantities
An independent petroleum engineer determined estimated reserves and related valuations for Denton and Wise Counties, Texas properties in 2009. For 2010 the Company used the same engineering report but adjusted the quantities for 2010 production and used the average prices received for 2010 to determine the future cash flows. The Company believes that the results obtained would not be materially different from an independent engineering report for the same periods. Estimates of proved reserves are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development and other factors. Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are expected to be recovered through existing wells, equipment and operating methods. The Company does not have probable or possible reserves.
Following is a summary of the changes in estimated proved developed and undeveloped oil and gas reserves of the Company for the years ended November 30, 2010 and 2009:

	Oil	Gas
	(BBL)	(MCF)
Proved Reserves November 30, 2008	1,037	62,117
Revisions to previous estimates	(60)	(1,031)
Purchases	—	—
Production	(21)	(9,656)
Sales, transfers and retirements	—	—

Proved Reserves November 30, 2009	956	51,430
Revisions to previous estimates	—	—
Purchases	—	—
Production	(197)	(9,150)
Sales, transfers and retirements	—	—

Proved Reserves November 30, 2010	759	42,280

Standardized Measure of Discounted Cash Flows Relating to Proved Oil and Gas Reserves
The Financial Accounting Standards Board (FASB) prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.
Future cash inflows were determined by applying the unweighted arithmetic 12 month average within the years 2010 and 2009. Future production and development costs were determined by applying the unweighted arithmetic 12 month average within the year 2009. The Company used the same production costs for 2010 cash flows since normal costs remained the same. Estimated future income taxes, if any, are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor. The assumptions used to compute the standardized measure are those prescribed by the FASB and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.
Presented below is the standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of November 30, 2010 and 2009.

	November 30,
	2010	2009
Future cash inflows	$256,924	$219,074
Future production costs	(59,268)	(68,272)

Future net cash flows	197,656	150,802
10% annual discount for estimated timing of cash flows	(57,241)	(43,668)

Standardized measure of discounted future net cash	$140,415	$107,134

Standardized measure of discounted future net cash flows, beginning of year	$107,134	$69,400

Sales of oil and gas produced, net of production costs	(19,757)	(13,255)
Net changes in prices and production costs	38,520	26,696
Revisions to previous quantity estimates	—	(1,389)
Net change from sales, transfers and disposals of minerals in place	—	—
Accretion of discount	14,518	10,713
Net change in income taxes	—	—
Other — prior period adjustment	—	14,969

	33,281	37,734

Standardized measure of discounted future net cash flows, end of year	$140,415	$107,134

Quarterly Financial Data (Unaudited):

				Net Income
	Total	Operating	Net	(Loss) per
	Revenues	Income (Loss) [1]	Income (Loss)	Share
2010
lst Quarter	$22,368	$(55,182)	$(48,240)	$(0.01)
2nd Quarter	13,741	(14,892)	72,230	0.02
3rd Quarter	22,557	(23,256)	(18,194)	(0.01)
4th Quarter	6,047	(34,205)	(34,205)	(0.01)

Total	$64,713	$(127,535)	$(28,409)	$(0.01)

2009
lst Quarter	$14,525	$(127,959)	$(127,959)	$(0.03)
2nd Quarter	10,320	(92,124)	(90,437)	(0.02)
3rd Quarter	15,114	(69,444)	(69,444)	(0.02)
4th Quarter	11,767	(106,454)	(36,141)	(0.01)

Total	$51,726	$(395,981)	$(323,981)	$(0.08)

[1]	Operating income is oil and gas sales less oil and gas production costs, depreciation, depletion and amortization, selling, general and administrative expenses and gain on sale of properties.

Item 9. Changes In and Disagreements with Accountants and Financial Disclosure.
     NONE
Item 9A (T). Controls and Procedures.
Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, management has concluded that, as of November 30, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
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
Scope of the Controls Evaluation. The CEO/CFO evaluation of our disclosure controls and the company’s internal controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by other personnel in the company’s organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; the company’s intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.
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
     NONE
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

NAME	AGE	POSITION
Tim Burroughs	50	Chief Executive Officer/Chief Financial Officer
Sherri Cecotti	45	Secretary/Treasurer
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
In addition to serving as the Chief Executive Officer and Chief Financial Officer of our company, Mr. Burroughs is also the President of American Eagle Services, Inc. (currently inactive) and Manager of Frontier Asset Management, LLC. These companies were organized by Mr. Burroughs to participate in various opportunities in the oil and gas industry. Mr. Burroughs spends the majority of his professional time devoted to our business. In the future, Mr. Burroughs expects to spend little time on the business of Frontier. Mr. Burroughs is a 50% shareholder of Gulftex Operating, Inc. oil and gas operating company that performed services on behalf of TBX and from which Mr. Burroughs benefited financially. Gultex no longer performs services on behalf of TBX. See “Certain Relationships and Related Transactions.”
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
The following table sets forth the annual and long-term compensation with respect to the fiscal years ended November 30, 2010 and 2009 paid or accrued by us to or on behalf of the executives officers named:

				Long Term Compensation
				Awards
				Restricted	Securities
		Annual Compensation		Stock	Underlying
Name and Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)
Tim Burroughs,	2010	18,750	—	—	—
President	2009	150,000	—	—	—

Sherri Cecotti,	2010	6,538	—	—	—
Secretary/Treasurer	2009	52,300	—	—	—

Dick O’Donnell,	2010	—	—	—	—
Vice President of Operations	2009	—	—	500	25,000

Option Grants in the Last Fiscal Year
The following table sets forth the stock options that were granted to the named executive officers in fiscal years 2010 and 2009.

Option Grants This Fiscal Year
Individual Grants
			Percent	Weighted
		Number of	of Total	Average
		Securities	Options	Market Price
		Underlying	Granted	on Date of
		Options	Employees	Issuance	Expiration
Name	Year	Granted (#)	in Fiscal Yr.	($/Share)	Date
Dick O’Donnell	2010	—	—	—	—
Dick O’Donnell	2009	25,000	100%	0.05	(1)

(1)	25,000 stock options per quarter for three years beginning April 1, 2006. The options expire one year from the date of issuance.
Aggregated Option Exercises in This Fiscal Year and Fiscal Year-End Option Values

				Number of Securities
				Underlying		Value of Unexercised
		Shares		Unexercised Options at		Options at
		Acquired on	Value	Fiscal Year End		Fiscal Year End ($)(1)
Name	Year	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dick O’Donnell	2010	—	—	—	—	—	—
Dick O’Donnell	2009	—	—	25,000	—	1,250	—

(1)	Based on the closing price of our common stock on November 30, 2009 of $0.05 per share less the exercise price payable for those shares.
Perquisites
The company permits limited perquisites for its officer group. Currently these consist of payment of life insurance premiums and Mr. Burroughs $500 per month car allowance called for in his employment contract. Mr. Burroughs has voluntarily declined to receive his monthly car allowance and life insurance premiums until the Company is profitable.
Employment Agreements
We executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. The agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Tim makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. The Employment Agreement was again amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share (one-half of the $0.03 closing bid price on December 1, 2010).Mr. Burroughs did not call any of his potential stock options as of November 30, 2009.
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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of TBX Resources as of November 30, 2010:

	NAME AND ADDRESS		PERCENT OF
TITLE OF CLASS	OF OWNER	AMOUNT OWNED	CLASS
Common stock	Tim Burroughs(1)	313,259	07.78%
	3330 LBJ Freeway, Suite	1320
	Dallas, TX 75234

Common stock	Tim Burroughs Family Tr	(2) 500,000	12.41%
	3330 LBJ Freeway, Suite	1320
	Dallas, TX 75234

Common stock	Dick O’Donnell	200,000	04.97%
	3330 LBJ Freeway, Suite	1320
	Dallas, Texas 75234

All Directors and Officers as a Group		1,013,259	25.16%

(1)	We executed an amended Employment Agreement effective August 4, 2005 with our president, Mr. Tim Burroughs, having a term of three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. In addition, we agreed to grant Mr. Burroughs common stock options that are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. The Employment Agreement was again amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.02 per share (one-half of the $0.04 closing bid price on December 1, 2010). Mr. Burroughs did not call any of his potential stock options as of November 30, 2010.

(2)	The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Mr. Burroughs, our CEO.
Item 13. Certain Relationships and Related Transactions and Director Independence.
We entered into a services agreement with Gulftex effective June 1, 2007 whereby the Company provides administrative support services to Gulftex for approximately $6,000 per month.
Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended November 30, 2010 and 2009 amounted to $21,000 and $21,000, respectively.
Tax Fees
No fees were billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the years ended November 30, 2009 and 2008.
All Other Fees
No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended November 30, 2010 and 2009.
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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — November 30, 2010 and 2009
Consolidated Statements of Operations-
For The Years Ended November 30, 2010 and 2009
Consolidated Statements of Cash Flows-
For The Years Ended November 30, 2010 and 2009
Consolidated Statements of Changes In Stockholders’ Deficit-
For The Years Ended November 30, 2010 and 2009
Notes to Consolidated Financial Statements
Exhibits

Exhibit Number	Description
31.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2011.

TBX RESOURCES, INC.
SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/CHIEF FINANCIAL OFFICER

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 23rd day of February, 2011. The registrant currently has no members of its Board of Directors and the individual signing below is the registrant’s highest ranking officer.

Signature	Capacity
/s/ Tim Burroughs	President, Chief Executive Officer and Chief Financial
Tim Burroughs	Officer