Form 10-Q
period 2011-02-28
TBX RESOURCES INC
filed 2011-04-14
CIK 1108645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 11, 2011, there were 4,027,442 shares of common stock, par value $0.01 per share, outstanding.

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
TBX RESOURCES, INC.
CONDENSED BALANCE SHEETS

	February 28,
	2011	November 30,
	(Unaudited)	2010
ASSETS
Current Assets
Cash	$441	$665
Oil and gas revenue receivable	3,163	8,271
Inventory	—	8,300

Total current assets	3,604	17,236
Oil and gas properties (successful efforts method), net	—	37,567
Other	6,211	6,211

Total Assets	$9,815	$61,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable and accrued expenses	$32,225	$33,609
Advances from affiliate	31,576	—
Deferred revenue	—	8,300

Total current liabilities	63,801	41,909

Long-term Liabilities
Asset retirement obligations	—	21,347

Commitments and Contingencies (Note 9)	—	—

Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,027,442 shares issued and outstanding at February 28, 2011, 4,027,442 shares issued and outstanding at November 30, 2010	40,274	40,274
Additional paid-in capital	11,363,172	11,363,172
Accumulated deficit	(11,457,432)	(11,405,688)

Total stockholders’ deficit	(53,986)	(2,242)

Total Liabilities and Stockholders’ Deficit	$9,815	$61,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2011	Feb. 28, 2010

Revenues:
Oil and gas sales	$1,490	$22,368

Total revenues	1,490	22,368

Expenses:
Lease operating and taxes	372	8,150
General and administrative	36,773	66,409
Depreciation, depletion, amortization and accretion	—	2,991
Loss on forfeiture of oil and gas properties	16,089	—

Total expenses	53,234	77,550

Operating Loss	(51,744)	(55,182)

Other Income:
Partial loss recovery	—	6,942

Loss Before Provision for Income Taxes	(51,744)	(48,240)
Provision for income taxes	—	—

Net Loss	$(51,744)	$(48,240)

Net Loss per Common Share, Basic and Diluted	$(0.01)	$(0.01)

Weighted average common shares used in calculations:
Basic and Diluted	4,027,442	4,027,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2011	Feb. 28, 2010
Cash Flows From Operating Activities:
Net loss	$(51,744)	$(48,240)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss on forfeiture of oil and gas properties	16,089	—
Depreciation, depletion, amortization and accretion	—	2,991
Changes in operating assets and liabilities other than advances from affiliate:
Decrease (increase) in operating assets:
Oil and gas revenue receivable	(1,117)	82,130
Inventory	8,300	594
Increase (decrease) in operating liabilities:
Trade accounts payable and accrued expenses	4,972	(27,688)
Deferred revenue	(8,300)	(594)

Net cash provided by (used for) operating activities	(31,800)	9,193

Cash Flows From Financing Activities:
Advances from affiliate	31,576	101,784
Payments to affiliate	—	(107,414)

Net cash provided by (used for) financing activities	31,576	(5,630)

Net Increase (Decrease) In Cash	(224)	3,563
Cash at beginning of period	665	5,327

Cash at end of period	$441	$8,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

TBX RESOURCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)
1. BASIS OF PRESENTATION:
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2010 (including the notes thereto) set forth in Form 10-K.
2. BUSINESS ACTIVITIES:
TBX Resources, Inc. was incorporated in the state of Texas in March 1995. In the past we have primarily focused our business efforts on acquiring oil and gas production properties and leases. In response to the Company’s current financial circumstances management has recently initiated changes to the Company’s business plan. Currently, the Company’s primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire companies and assets which will allow the company to operate in the oil field services industry with an emphasis on acquiring companies involved in salt water and drilling fluid disposal.
The Company has a royalty interest in wells in Denton and Wise Counties, Texas.
3. GOING CONCERN:
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has negative stockholders’ equity and minimal working capital. In addition, the Company sold its primary source of revenue (East Texas properties) effective April 1, 2008. In addition, the Company forfeited its interest in the Johnson #1 and Johnson #2 Joint Ventures effective September 7, 2010 (see Note 8). These factors raise substantial doubt about the ability of the Company to continue as a going concern.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Revenue Recognition
     For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid. See Receivables below.
     Concentration of Credit Risk
     During the three months ended February 28, 2011 the Company received advances from Gulftex totaling $31,576. During the three months ended February 28, 2010 the Company had a net reduction in advances from Gulftex totaling $5,630. The balance due Gulftex as of February 28, 2011 is $31,576.
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
The following table describes changes to the asset retirement liability for the quarter ended February 28, 2011.

ARO at November 30, 2010	$21,347
Accretion expense	—
Liabilities settled (see Note 8)	(21,347)
Changes in estimates	—

ARO at February 28, 2011	$—

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
Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by generally accepted accounting principles and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include:
•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets or liabilities in inactive markets;

•	inputs other than quoted prices that are observable for the asset of liability;

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has specified (contractual) term, the Level 2 impute must be observable for substantially the full term of the asset or liability.
Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Cash, receivable and payable amounts, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments.
5. RECENT ACCOUNTING PRONOUNCEMENTS:
During the three months ended February 28, 2011 and the year ended November 30, 2010, there were several new accounting pronouncements issued by FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.
6. RELATED PARTY TRANSACTIONS:
The Company conducts substantial transactions with Gulftex. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially different from reported results.
a.	During the three months ended February 28, 2011 the Company received advances from Gulftex totaling $31,576. During the three months ended February 28, 2010 the Company had a net reduction in advances from Gulftex totaling $5,630. The balance due Gulftex as of February 28, 2011 is $31,576.
b.	The Company is charging Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relates to Gulftex’s operations. The Company billed $13,352 for the three months ended February 28, 2011 and $23,434 for the three months ended February 28, 2010.
7. STOCK BASED COMPENSATION:
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. The Employment Agreement was again amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share

(one-half of the $0.03 closing bid price on December 1, 2010). Mr. Burroughs did not call any of his potential stock options as of February 28, 2011. In accordance with the terms of the Amended Employment Agreement, no compensation expense is recognized as of February 28, 2011 related to Mr. Burroughs’ potential common stock options.
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
8. FORFEITURE OF OIL AND GAS INTERESTS:
The Company was recently notified that it had forfeited its interest in the Johnson #1-H and Johnson #2-H Joint Ventures effective September 7, 2010 for not paying a Special Assessment of $43,008 for estimated workover expenses. If the Company had known of the Special Assessment cash call it would have declined to participate because there was no assurance that the rework would be successful in increasing production to recoup the Special Assessment amount and extend the life of the wells. In addition, the Company no longer is obligated to pay the plug and abandonment costs for these wells.
As a result of the forfeiture the Company wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089 in the current quarter.
9. COMMITMENTS AND CONTINGENCIES:
The Company’s operating lease agreement for rent of its office space in Dallas, Texas expired on February 28, 2011. The Company is currently negotiating a new lease agreement. Rent expense for the three months ended February 28, 2011 and February 28, 2010 is $16,990 and $17848, respectively.
Trio Consulting & Management and Merrit Operating are the bonded operators for the Company’s former Denton and Wise County, Texas wells and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.
10. LAWSUIT SETTLEMENT:
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

11. INCOME TAXES:
The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the three months ended February 28, 2011 and February 28, 2010 due to the Company’s net operating losses.
12. COURT ORDERED RESTITUTION:
On May 26, 2000 a former employee was sentenced to three years probation for forging Company checks. As part of the sentencing the former employee is required to make restitution to the Company in the amount of $152,915. Because of the uncertainty of collecting the amount owed, the Company has not recorded a receivable but instead is recording income as payments are made by the U.S. District Court of Dallas, Texas. The Company has not received any payments in the current quarter. The Company received $6,942 in February 2010. The balance outstanding as of February 28, 2011 is approximately $51,000.

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
     DESCRIPTION OF PROPERTIES
          GENERAL: We currently have royalty interests in Denton and Wise Counties, Texas.
          PROPERTIES The following is a breakdown of our properties by field as of February 28, 2011:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Newark East, Override Interest	9	0.04
     PRODUCTIVE WELLS AND ACREAGE:
     The following is a breakdown of our productive wells and acreage as of February 28, 2011:

					Total
		Net		Net	Gross	Total Net
	Total Gross	Productive	Total Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
Wise County	—	—	2	0.0360	224	8.06
Denton County	—	—	7	0.0360	566	20.38
Notes:
1.	Total Gross Wells are those wells in which the Company holds an overriding interest in as of February 28, 2011.

2.	Net Productive Wells was calculated by multiplying the overriding interest held by the Company in each of the 9 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds an overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold an overriding interest as of February 28, 2011 have or had existing wells located thereon; thus all acreage may be accurately classified as developed.
     OIL AND GAS PARTNERSHIP INTERESTS
     We currently own a 0.4% overriding interest in the Grasslands L. P. We did not acquire any additional partnership interests in the current quarter.

CRITICAL ACCOUNTING POLICIES
A summary of significant accounting policies is included in Note 2 to the audited financial statements included on Form 10-K for the year ended November 30, 2010 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.
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
RESULTS OF OPERATIONS
For the quarter ended February 28, 2011 we had a net loss of $51,744 as compared to a net loss of $48,240 for the same quarter last year. The components of these results are explained in the following revenue and expenses explanations.
Revenue- Total revenue decreased $20,878, 93.3%, from $22,368 for the three months ended February 28, 2010 to $1,490 for the three months ended February 28, 2011.
     The decrease in revenue is primarily attributable to the forfeiture of the Johnson #1-H and Johnson a#2-H Joint Ventures.
Expenses- The components of our expenses for the first quarter ended February 28, 2011 and February 28, 2010 are as follows:

			%
			Increase
	2011	2010	(Decrease)
Lease operating and taxes	372	8,150	-95.44%
General and administrative	36,773	66,409	-44.63%
Depreciation, depletion, amortization., & accretion	—	2,991	-100.00%
Loss on forfeiture of oil and gas properties	16,089	—	100.00%

Total expenses	$53,234	$77,550	-52.10%

     Lease operating expenses decreased $7,778 which is primarily attributable to to the forfeiture of the Johnson #1-H and Johnson and #2-H Joint Ventures.

     General and administrative expenses decreased $29,636. The decrease is attributable to lower payroll expense of $44,815 and other expenses totaling $85, offset by lower expense allocations to Gulftex of $10,082 and higher professional fees of $5,182.
     Due to the current financial condition of the Company, two of our officers, Tim Burroughs and Sherri Cecotti have agreed, effective February 16, 2010, to draw no salary until such time as the revenues of the Company are sufficient to sustain the operations of the Company including the payment of their salaries. The forbearance of the above officer’s salary is a complete forbearance and not a deferral however the Company may offer the officers stock in the Company on a discretionary basis to provide some compensation for their services on an equitable basis.
     Depreciation, depletion, amortization and accretion decreased $2,991. The decrease in depreciation, depletion and amortization expense is attributable to the write-off of the Johnson #1-H and Johnson and #2-H Joint Ventures.
     Loss on the forfeiture of the Johnson #1-H and Johnson a#2-H Joint Ventures totaled $16,089 in the current quarter.
     Other income for the quarter ended February 28, 2010 consisted of a partial recovery of losses sustained when a former employee forged Company checks for personal use. The court trustee did not make any payments in the current quarter. On May 26, 2000, the former employee was sentenced to three years probation. As part of the sentencing he was required to make restitution to the Company in the amount of $152,915.
     We have not recorded any income taxes for the three months ended February 28, 2011 and 2010 because of our continued operating losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
The Company had a cash balance of $441 as of February 28, 2011. Our current ratio at February 28, 2011 was .06:1 As of February 28, 2011 our stockholders’ deficit was $53,986. Our cash used for operations totaled $31,800 for the quarter ended February 28, 2011 while cash provided by operations totaled $9,193 for the quarter ended February 28, 2010. This represents a decrease of $40,993 in cash provided by operating activities. There were no investment activities for the quarters ended February 28, 2011 and 2010. Advances from Gulftex totaled $31,576 during the quarter ended February 28, 2011 while advances decreased $5,630 during the quarter ended February 28, 2010.
PLAN OF OPERATION FOR THE FUTURE
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
ITEM 4. Controls And Procedures
Disclosure Controls and Procedures
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of February 28, 2011 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
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
Item 1A. Risk Factors
     N/A.

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
     (b) Reports On Form 8-K:
     None

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC. DATE: April 14, 2011
SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/
CHIEF FINANCIAL OFFICER