Form 10-Q
period 2011-05-31
TBX RESOURCES INC
filed 2011-07-14
CIK 1108645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 14, 2011, there were 4,027,442 shares of common stock, par value $0.01 per share, outstanding.

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TBX RESOURCES, INC.
CONDENSED BALANCE SHEETS

	May 31, 2011	November 30,
	(Unaudited)	2010
ASSETS
Current Assets
Cash	$443	$665
Oil and gas revenue receivable	286	8,271
Inventory	—	8,300

Total current assets	729	17,236
Oil and gas properties (successful efforts method), net	—	37,567
Other	6,211	6,211

Total Assets	$6,940	$61,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable and accrued expenses	$27,599	$33,609
Advances from affiliate	53,337	—
Deferred revenue	—	8,300

Total current liabilities	80,936	41,909

Long-term Liabilities
Asset retirement obligations	—	21,347

Commitments and Contingencies (Note 10)	—	—
Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,027,442 shares issued and outstanding at May 31, 2011, 4,027,442 shares issued and outstanding at November 30, 2010	40,274	40,274
Additional paid-in capital	11,363,172	11,363,172
Accumulated deficit	(11,477,442)	(11,405,688)

Total stockholders’ deficit	(73,996)	(2,242)

Total Liabilities and Stockholders’ Deficit	$6,940	$61,014

The accompanying notes are an integral part of these condensed financial statements.

TBX RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010

Revenues:
Oil and gas sales	$931	$13,741	$2,421	$36,109

Total revenues	931	13,741	2,421	36,109

Expenses:
Lease operating and taxes	3,808	11,427	4,180	19,577
General and administrative	19,352	14,669	56,126	81,077
Depreciation, depletion, amortization and accretion	—	2,537	—	5,529
Loss on forfeiture of oil and gas properties	—	—	16,089	—
Gain on sale of office equipment	(2,220)	—	(2,220)	—

Total expenses	20,940	28,633	74,175	106,183

Operating Loss	(20,009)	(14,892)	(71,754)	(70,074)

Other Income:
Partial loss recovery (Note 10)	—	87,122	—	94,064

Income (Loss) Before Provision for Income Taxes	(20,009)	72,230	(71,754)	23,990
Provision for income taxes	—	—	—	—

Net Income (Loss)	$(20,009)	$72,230	$(71,754)	$23,990

Net Income (Loss) per Common Share:
Basic and Diluted	$(0.01)	$0.02	$(0.02)	$0.01

Weighted Average Common Shares Outstanding:
Basic and Diluted	4,027,442	4,027,442	4,027,442	4,027,442

The accompanying notes are an integral part of these condensed financial statements.

TBX RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31, 2011	May 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(71,754)	$23,990
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss on forfeiture of oil and gas properties	16,089	—
Gain on sale of office equipment	(2,220)	—
Allocated general and administrative expenses	14,076
Depreciation, depletion, amortization and accretion	—	5,529
Changes in operating assets and liabilities other than advances from affiliate:
Decrease (increase) in operating assets:
Oil and gas revenue receivable	1,760	105,298
Inventory	8,300	(156)
Increase (decrease) in operating liabilities:
Trade accounts payable and accrued expenses	346	(30,023)
Deferred revenue	(8,300)	156

Net cash provided by (used for) operating activities	(41,703)	104,794

Cash Flows From Financing Activities:
Advances from affiliate	41,481	108,360
Payments to affiliate	—	(216,188)

Net cash provided by (used for) financing activities	41,481	(107,828)

Net Decrease In Cash	(222)	(3,034)
Cash at beginning of period	665	5,327

Cash at end of period	$443	$2,293

The accompanying notes are an integral part of these condensed financial statements.

TBX RESOURCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
May 31, 2011
(Unaudited)
1. BASIS OF PRESENTATION:
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2010 (including the notes thereto) set forth in Form 10-K.
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
3. GOING CONCERN:
The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has negative stockholders’ equity and minimal working capital. In addition, the Company sold its primary source of revenue (East Texas properties) effective April 1, 2008 and forfeited its interest in the Johnson #1 and Johnson #2 Joint Ventures effective September 7, 2010 (see Note 8). These factors raise substantial doubt about the ability of the Company to continue as a going concern.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Revenue Recognition
     For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid. See Receivables below.
     Concentration of Credit Risk
     During the six months ended May 31, 2011 the Company received advances from Gulftex totaling $41,481. During the six months ended May 31, 2010 the Company had a net reduction in advances from Gulftex totaling $108,360. The balance due Gulftex as of May 31, 2011 is $53,337.
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
The following table describes changes to the asset retirement liability for the six months ended May 31, 2011.

ARO at November 30, 2010	$21,347
Accretion expense	—
Liabilities settled (see Note 8)	(21,347)
Changes in estimates	—

ARO at May 31, 2011	$—

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
     Earnings Per Share (EPS)
Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Antidilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations.
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
5. RECENT ACCOUNTING PRONOUNCEMENTS:
During the six months ended May 31, 2011 and the year ended November 30, 2010, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.
6. RELATED PARTY TRANSACTIONS:
The Company conducts substantial transactions with Gulftex. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially different from reported results.
a.	During the six months ended May 31, 2011 the Company received advances from Gulftex totaling $41,481. During the six months ended May 31, 2010 the Company had a net reduction in advances from Gulftex totaling $108,360. The balance due Gulftex as of May 31, 2011 is $53,337.

b.	The Company is charging Gulftex rent for a portion of the Company’s office space and Gulftex is charging the Company administrative expenses as it relates to TBX operations. The Company billed $15,211 for the six months ended May 31, 2011 and $36,756 for the six months ended May 31, 2010. Gulftex began to bill the Company for administrative services in the current quarter which totaled $7,500 ($2,500 per month).
7. STOCK BASED COMPENSATION:
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. The Employment Agreement was again amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share (one-half of the $0.03 closing bid price on December 1, 2010). Mr. Burroughs did not call any of his potential stock options as of May 31, 2011. In accordance with the terms of the Amended Employment Agreement, no compensation expense is recognized as of May 31, 2011 related to Mr. Burroughs’ potential common stock options.
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
8. FORFEITURE OF OIL AND GAS INTERESTS:
The Company was recently notified it had forfeited its interest in the Johnson #1 -H and Johnson #2-H Joint Ventures effective September 7, 2010 for not paying a Special Assessment of $43,008 for estimated workover expenses. If the Company had known of the Special Assessment cash call it would have declined to participate because there was no assurance that the rework would be successful in increasing production to recoup the Special Assessment amount and extend the life of the wells. In addition, the Company no longer is obligated to pay the plug and abandonment costs for these wells.
As a result of the forfeiture the Company wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089 in the first quarter of 2011.
9. SALE OF OFFICE FURNITURE AND FIXTURES:
The Company sold its furniture and fixtures to a third-party in the current quarter for $2,220 and wrote-off the fully depreciated value of the related assets.
10. COMMITMENTS AND CONTINGENCIES:
The Company’s operating lease agreement for rent of its office space in Dallas, Texas was extended for thirty-nine months through May 31, 2014. Rent expense for the six months ended May 31, 2011 and May 31, 2010 is $29,469 and $34,837, respectively.
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
11. LAWSUIT SETTLEMENT:
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
12. INCOME TAXES:
The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the six months ended May 31, 2011 and May 31, 2010 due to the Company’s net operating losses.
13. COURT ORDERED RESTITUTION TO COMPANY BY FORMER EMPLOYEE:
On May 26, 2000 a former employee was sentenced to three years probation for forging Company checks. As part of the sentencing the former employee is required to make restitution to the Company in the amount of $152,915. Because of the uncertainty of collecting the amount owed, the Company has not recorded a receivable but instead is recording income as payments are made by the U.S. District Court of Dallas, Texas. The Company has not received any payments in the current fiscal year. The Company received $94,064 during the six months ended May 31, 2010. The balance outstanding as of May 31, 2011 is approximately $51,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     CAUTIONARY STATEMENT
     Statements in this report which are not purely historical facts, including statements regarding the Company’s anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended. All forward -looking statements in this report are based upon information available to us on the date of the report. Any forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.
     DESCRIPTION OF PROPERTIES
     GENERAL: We currently have royalty interests in Denton and Wise Counties, Texas.
     PROPERTIES
     The following is a breakdown of our properties by field as of May 31, 2011:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Newark East, Override Interest	9	0.04
     PRODUCTIVE WELLS AND ACREAGE:
     The following is a breakdown of our productive wells and acreage as of May 31, 2011:

					Total
		Net		Net	Gross	Total Net
	Total Gross	Productive	Total Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
Wise County	—	—	2	0.0360	224	8.06
Denton County	—	—	7	0.0360	566	20.38
Notes:
1.	Total Gross Wells are those wells in which the Company holds an overriding interest in as of May 31, 2011.

2.	Net Productive Wells was calculated by multiplying the overriding interest held by the Company in each of the 9 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds an overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold an overriding interest as of May 31, 2011 have or had existing wells located thereon; thus all acreage may be accurately classified as developed.
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
RESULTS OF OPERATIONS
For the second quarter ended May 31, 2011 we reported a net loss of $20,009 as compared to net income of $72,230 for the same quarter last year. For the six months ended May 31, 2011, we reported a net loss of $71,754 as compared to net income of $23,990 for the same period last year. The components of these results are explained below.
Revenue- Oil and gas revenue for the three months ended May 31, 2011 was $931, a decrease of 93.2%, as compared to $13,741 for the three months ended May 31, 2010. Oil and gas revenue for the six months ended May 31, 2011 was $2,421, a decreased of 93.2%, as compared to $36,109 for the six months ended May 31, 2010. The decrease in revenue for the quarter and year-to-date is primarily attributable to the forfeiture of the Johnson #1-H and Johnson a#2-H Joint Ventures.
Expenses- The components of our expenses for the three and six months ended May 31, 2011 and 2010 are as follows:

			%			%
	Three Months Ended		Increase	Six Months Ended		Increase
	May 31, 2011	May 31, 2010	(Decrease)	May 31, 2011	May 31, 2010	(Decrease)
Expenses:
Lease operating and taxes	$3,808	$11,427	- 66.68%	$4,180	$19,577	-78.65%
General and administrative	19,352	14,669	31.92%	56,126	81,077	-30.77%
Depr, depl, amort., & accretion	—	2,537	-100.00%	—	5,529	- 100.00%
Loss on forfeiture of properties	—	—	0.00%	16,089	—	0.00%
Gain on sale of furnishings	(2,220)	—	0.00%	(2,220)	—	0.00%

	$20,940	$28,633	-26.87%	$74,175	$106,183	-30.14%

Lease operating expenses decreased $7,619 for the quarter ended May 31, 2011 and decreased $15,397 for the six months ended May 31, 2011 over the same periods last year. The decrease in for the quarter and year-to-date is primarily attributable to the forfeiture of the Johnson #1-H and Johnson a#2-H Joint Ventures.
General and administrative expenses increased $4,683 for the three months ended May 31, 2011 as compared to the same period last year. The increase in general and administrative expenses is attributable to rent of $4,509 and expenses in all other categories totaling $2,301, offset by lower G&A cost allocations of $11,493. For the six months ended May 31, 2011, general and administrative expenses decreased $24,951 as compared to the same period last year. The decrease in general and administrative expenses is attributable to salaries and wages of $44,815 and expenses in all other categories totaling $1,710, offset by lower G&A cost allocations of $21,574.
Depreciation and depletion expense totaled $0 for the three months ended May 31, 2011 and $2,282 for the three months ended May 31, 2010. Depreciation and depletion expense totaled $0 for the six months ended May 31, 2011 and $5,019 for the six months ended May 31, 2010. Accretion expense totaled $0 for the three months ended May 31, 2011 and $255 for the three months ended May 31, 2010. Accretion expense totaled $0 for the six months ended May 31, 2011 and $510 for the six months ended May 31, 2010. The decrease in depreciation, depletion, amortization and accretion expense is attributable to the write-off of the Johnson #1-H and Johnson and #2-H Joint Ventures.
The Company forfeited its interest in Johnson #1-H and Johnson and #2-H Joint Ventures and wrote -off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089.
The Company sold its furniture and fixtures in the current quarter for $2,220 and wrote-off the fully depreciated value of the related assets.
Other income for the three and six months ended May 31, 2010 consists of a partial recovery of losses sustained when a former employee forged Company checks for personal use. On May 26, 2000 the former employee was sentenced to three years’ probation. As part of the sentencing the former employee is required to make restitution to the Company.
     We have not recorded any income taxes for the six months ended May 31, 2011 and 2010 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
The Company had a cash balance of $443 as of May 31, 2011. Our current ratio at May 31, 2011 was         .009:1 As of May 31, 2011 our stockholders’ deficit was $73,996. Our cash used for operations totaled $41,703 for the six months ended May 31, 2011 while cash provided by operations totaled $104,794 for the same period last year. This represents a decrease of $146,497 in cash provided by operating activities. There were no investment activities for the six months ended May 31, 2011 and 2010. Advances from Gulftex totaled $41,481 during the six months ended May 31, 2011 while advances decreased $108,360 during the six months ended May 31, 2010.

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
Our ability to acquire additional properties or equipment is strictly contingent upon our ability to locate adequate financing or equity to pay for these additional properties or equipment. There can be no assurance that we will be able to obtain the opportunity to buy properties or equipment that are suitable for our investment or that we may be able to obtain financing or equity to pay for the costs of these additional properties or equipment at terms that are acceptable to us.. Additionally, if economic conditions justify the same, we may hire additional employees although we do not currently have any definite plans to make additional hires. However, in the event, we are successful in making any acquisitions, it is likely that existing employees currently employed with the acquisition(s).
ITEM 3. QUANTITATIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of May 31, 2011 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
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
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 1A. RISK FACTORS.
     Not required for smaller reporting companies.
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

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.
TBX RESOURCES, INC.
DATE: July 14, 2011

SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/
CHIEF FINANCIAL OFFICER