Form 10-Q
period 2011-08-31
TBX RESOURCES INC
filed 2011-10-14
CIK 1108645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of September 30, 2011, there were 4,027,442 shares of common stock, par value $0.01 per share, outstanding.

TBX RESOURCES, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TBX RESOURCES, INC.
CONDENSED BALANCE SHEETS

	August 31,
	2011	November 30,
	(Unaudited)	2010
ASSETS
Current Assets
Cash	$531	$665
Oil and gas revenue receivable	3,334	8,271
Inventory	—	8,300

Total current assets	3,865	17,236

Oil and gas properties (successful efforts method), net	—	37,567

Other	6,211	6,211

Total Assets	$10,076	$61,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable and accrued expenses	$25,463	$33,609
Advances from affiliate	67,532	—
Deferred revenue	—	8,300

Total current liabilities	92,995	41,909

Long-term Liabilities
Asset retirement obligations	—	21,347

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Preferred stock- $.01 par value; authorized 10,000,000; no shares outstanding	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 4,027,442 shares issued and outstanding at August 31, 2011, 4,027,442 shares issued and outstanding at November 30, 2010	40,274	40,274
Additional paid-in capital	11,363,172	11,363,172
Accumulated deficit	(11,486,365)	(11,405,688)

Total stockholders’ deficit	(82,919)	(2,242)

Total Liabilities and Stockholders’ Deficit	$10,076	$61,014

The accompanying notes are an integral part of these condensed financial statements.

TBX RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2011	Aug. 31, 2010	Aug. 31, 2011	Aug. 31, 2010
Revenues:
Oil and gas sales	$3,505	$22,557	$5,927	$58,666

Total revenues	3,505	22,557	5,927	58,666

Expenses:
Lease operating and taxes	337	8,064	4,517	27,641
General and administrative	12,091	32,841	68,218	113,918
Depreciation, depletion, amortization and accretion	—	4,908	—	10,438
Loss on forfeiture of oil and gas properties	—	—	16,089	—

Total expenses	12,428	45,813	88,824	151,997

Operating Loss	(8,923)	(23,256)	(82,897)	(93,331)

Other Income:
Gain on sales of office furniture and fixtures	—	—	2,220
Partial loss recovery (Note 12)	—	5,062	—	99,126

Income (Loss) Before Provision for Income Taxes	(8,923)	(18,194)	(80,677)	5,795
Provision for income taxes	—	—	—	—

Net Income (Loss)	$(8,923)	$(18,194)	$(80,677)	$5,795

Net Income (Loss) per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$0.00

Weighted Average Common Shares Outstanding:
Basic and Diluted	4,027,442	4,027,442	4,027,442	4,027,442

The accompanying notes are an integral part of these condensed financial statements.

TBX RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	Aug. 31, 2011	Aug. 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(80,677)	$5,795
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, depletion, amortization and accretion	—	10,438
Loss on forfeiture of oil and gas properties	16,089	—
Gain on sale of office furniture and fixtures	(2,220)	—
Allocated general and administrative expenses	22,476	—
Changes in operating assets and liabilities other than advances from affiliate:
Decrease (increase) in operating assets:
Oil and gas revenue receivable	(1,288)	95,808
Inventory	8,300	294
Increase (decrease) in operating liabilities:
Trade accounts payable and accrued expenses	(1,790)	(29,328)
Deferred revenue	(8,300)	(294)

Net cash provided by (used for) operating activities	(47,410)	82,713

Cash Flows From Investing Activities:
Proceeds from sale of office furniture and fixtures	2,220	—

Net cash provided by investing activities	2,220	—

Cash Flows From Financing Activities:
Advances from affiliate	45,056	135,580
Payments to affiliate	—	(216,189)

Net cash provided by (used for) financing activities	45,056	(80,609)

Net Increase (Decrease) in Cash	(134)	2,104
Cash at beginning of period	665	5,327

Cash at end of period	$531	$7,431

The accompanying notes are an integral part of these condensed financial statements.

TBX RESOURCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
August 31, 2011
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
2. BUSINESS ACTIVITIES:
TBX Resources, Inc. was incorporated in the state of Texas in March 1995. In the past we have primarily focused our business efforts on acquiring oil and gas production properties and leases. We did this because we believed that the major oil companies were leaving the US domestic oil and gas market due to domestic oil and gas exploration properties being significantly depleted. However this trend has changed and major oil companies are again acquiring domestic properties primarily in fields where natural gas is prevalent. This has increased the competition and prices for oil properties and management believes, due to our current financial condition, that we will not be able to compete for and purchase oil and gas properties as effectively as we have in the past. In response to this trend management has recently initiated changes to the Company’s business plan. Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire companies and assets which will allow the Company to operate in the oil field services industry with an emphasis on acquiring companies involved in salt water and drilling fluid disposal. Secondarily we will continue to seek out and acquire producing oil and gas leases and wells. See Note 14.
3. GOING CONCERN:
The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has negative stockholders’ equity and minimal working capital. In addition, the Company sold its primary source of revenue (East Texas properties) effective April 1, 2008 and forfeited its interest in the Johnson #1 and Johnson #2 Joint Ventures effective September 7, 2010 (see Note 8). These factors raise substantial doubt about the ability of the Company to continue as a going concern. See Note 14.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Revenue Recognition
     For direct oil and gas operations, the revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.
     Concentration of Credit Risk
     During the nine months ended August 31, 2011 the Company had a net increase in advances from Gulftex totaling $67,532. The Company had a net decrease in advances from Gulftex totaling $80,609 during the nine months ended August 31, 2011. The balance due Gulftex as of August 31, 2011 is $67,532. The cash portion of this balance is $45,056. See Note 14.
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
The following table describes changes to the asset retirement liability for the nine months ended August 31, 2011.

ARO at November 30, 2010	$21,347
Accretion expense	—
Liabilities settled (see Note 8)	(21,347)
Changes in estimates	—

ARO at August 31, 2011	$—

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
5. RECENT ACCOUNTING PRONOUNCEMENTS:
During the nine months ended August 31, 2011 and the year ended November 30, 2010, there were several new accounting pronouncements issued by FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.
6. RELATED PARTY TRANSACTIONS:
The Company conducts substantial transactions with Gulftex. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially different from reported results.
a.	During the nine months ended August 31, 2010, the Company had a net reduction in advances from Gulftex totaling $80,609. During the nine months ended August 31, 2011, the Company received advances from Gulftex totaling $67,532 and the balance due Gulftex as of August 31, 2011 is also $67,532.

b.	Gulftex is billing the Company for rent paid on behalf of the Company. Gulftex is also charging the Company administrative expenses as it relates to TBX operations. For the nine months ended August 31, 2011, Gulftex billed the Company $24,695 for rent and administrative services. In the previous fiscal year the Company charged Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that relates to Gulftex’s operations. The Company billed Gulftex $50,138 for the nine months ended August 31, 2010.
7. STOCK BASED COMPENSATION:
The Company executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require TBX to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for TBX common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of TBX’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for TBX dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. The Employment Agreement was again amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share (one-

half of the $0.03 closing bid price on December 1, 2010). Mr. Burroughs did not call any of his potential stock options as of August 31, 2011. In accordance with the terms of the Amended Employment Agreement, no compensation expense is recognized as of August 31, 2011 related to Mr. Burroughs’ potential common stock options.
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
Since February 2010 certain officers have agreed to forebear their salary until the Company’s cash flow improves. However, the Company may grant stock awards from time to time in recognition of the officer’s or employee’s forbearance.
8. FORFEITURE OF OIL AND GAS INTERESTS:
During the first quarter of this fiscal year, the Company was notified it had forfeited its interest in the Johnson #1-H and Johnson #2-H Joint Ventures effective September 7, 2010 for not paying a Special Assessment of $43,008 for estimated workover expenses. If the Company had known of the Special Assessment cash call it would have declined to participate because there was no assurance that the rework would be successful in increasing production to recoup the Special Assessment amount and extend the life of the wells. In addition, the Company no longer is obligated to pay the plug and abandonment costs for these wells.
As a result of the forfeiture the Company wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089.
9. SALE OF OFFICE FURNITURE AND FIXTURES:
The Company sold its furniture and fixtures to a third-party in the previous quarter for $2,220 and wrote-off the fully depreciated value of the related assets. The Company is currently utilizing furniture and fixtures supplied by its President, Tim Burroughs, at no cost to the Company.
10. COMMITMENTS AND CONTINGENCIES:
The Company’s operating lease agreement for rent of its office space in Dallas, Texas was extended for thirty-nine months through May 31, 2014. Rent expense for the nine months ended August 31, 2011 and August 31, 2010 is $31,809 and $51,826, respectively.
Trio Consulting & Management and Merritt Operating are the bonded operators for the Company’s former Denton and Wise County, Texas wells and is responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of TBX Resources. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.
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
12. COURT ORDERED RESTITUTION:
On May 26, 2000 a former employee was sentenced to three years probation for forging Company checks. As part of the sentencing the former employee is required to make restitution to the Company in the amount of $152,915. Because of the uncertainty of collecting the amount owed, the Company has not recorded a receivable but instead is recording income as payments are received from the U.S. District Court of Dallas, Texas. The Company received $0 during the nine months ended August 31, 2011 and $99,126 during the same period last year. The balance outstanding as of August 31, 2011 is approximately $51,062.
13. INCOME TAXES:
The Company computes income taxes using the asset and liability. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the three and nine months ended August 31, 2011 and 2010 due to either the Company’s net operating losses or the available tax loss carryforward.
14. SUBSEQUENT EVENTS
The Company has recently entered into three material contracts. On September 2, 2011 TBX Resources, Inc. (“TBX”) entered into an Investment Agreement with LoneStar Income and Growth, LLC, a Texas limited liability company, an unrelated third party. The Investment Agreement provides that LoneStar will acquire up to 2,750,000 shares of TBX’s 2011 Series A 8% Preferred Stock (the“Stock”) for the sum of $5,500,000 contingent upon TBX using the proceeds of the Stock to acquire a majority 51% membership interest in Frontier Income and Growth, LLC (“Frontier”), a salt water transportation and disposal company. The Stock has the following attributes in its designation filed with the Texas Secretary of State:
a.	TBX will pay an annual dividend of eight percent (8%) on the principal value ($2.00) of each share.

b.	Beginning twelve (12) months from the date of issuance, each share of preferred stock is convertible at the request of either the stockholder or TBX into two (2) shares of common stock of TBX and two (2) warrants that will allow the holder to acquire one additional share of TBX common stock for each warrant at the purchase price of $3.50 per share. The warrants may be exercised in whole or in part at any time within three (3) years from the issue date of the warrant.
As of the date hereof LoneStar has tendered the sum of $250,000 to purchase 125,000 shares of the Stock. As of the date hereof, the preferred shares have not been issued.
On September 1, 2011 TBX entered into a Subscription Agreement with Frontier to acquire a majority 51% membership interest in Frontier for the sum of $5,046,000.
TBX president, Tim Burroughs has currently an interest in 25% of the profits of Frontier through his one half ownership of Frontier Asset Management, LLC (“FAM”) which has a contractual agreement with Frontier for its management services. Once the investors in Frontier have been repaid 125% of their initial investment by Frontier, FAM’S share of the profit will increase to 50%. TBX, in a letter agreement executed on September 2, 2011, has agreed to acquire FAM’s contractual interest in the profits of Frontier for the issuance of 4,070,000 common shares to FAM. Given TBX’s current share price of $0.07 per share, as of August 31, 2011, the transaction is valued at an estimated $284,900.
Upon complete performance of each of the three contracts, TBX will own 51% of the voting interests and be entitled to receive 63.25% of the profits of Frontier.

TBX issued the following unregistered common stock shares effective September 1, 2011 for the purposes listed beside each issuance.
a.	Gulftex Oil & Gas, LLC: 355,846 common shares in return for cancellation of a portion of the debt owed in the sum of $53,377.

b.	Sherri Cecotti: 100,000 common stock shares as compensation for services rendered as Ms. Cecotti has not received compensation from TBX during the last two fiscal years. Ms. Cecotti is an officer of TBX and serves as Secretary.

c.	James Somma: 100,000 common stock shares as compensation for services rendered as an accounting consultant for two years.

d.	Bernard O’Connell: 200,000 common stock shares as compensation for services rendered as Mr. O’Donnell has not received compensation for his services as an officer of the Company, Vice President, for two or more years.

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
     DESCRIPTION OF PROPERTIES
     GENERAL: We currently have royalty interests in Denton and Wise Counties, Texas.
     PROPERTIES
     The following is a breakdown of our properties by field as of August 31, 2011:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Newark East, Override Interest	9	0.04
     PRODUCTIVE WELLS AND ACREAGE:
     The following is a breakdown of our productive wells and acreage as of August 31, 2011:

					Total
		Net		Net	Gross	Total Net
	Total Gross	Productive	Total Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
Wise County	—	—	2	0.0360	224	8.06
Denton County	—	—	7	0.0360	566	20.38
     Notes:
1.	Total Gross Wells are those wells in which the Company holds an overriding interest in as of August 31, 2011.
2.	Net Productive Wells was calculated by multiplying the overriding interest held by the Company in each of the 9 Gross Wells and adding the resulting products.
3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds a royalty interest.
4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total royalty interest held by the Company in the respective properties.
5.	All acreage in which we hold a royalty interest as of August 31, 2011 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.
6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.

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
OVERVIEW
Going Concern and Liquidity Problems
Our auditors have included an explanatory paragraph in their audit opinion with respect to our financial statements at November 30, 2010. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
Sale of Office Furniture and Fixtures
The Company sold its furniture and fixtures in the second quarter of 2011 for $2,220 and wrote-off the fully depreciated value of the related assets.
RESULTS OF OPERATIONS
For the third quarter ended August 31, 2011 we reported a net loss of $8,923 as compared to a net loss of $18,194 for the same quarter last year. For the nine months ended August 31, 2011, we reported a net loss of $80,677 as compared to net income of $5,795 for the same period last year. The components of these results are explained below.
Revenues- Oil and gas revenue for the three months ended August 31, 2011 was $3,505, a decrease of 84.5%, as compared to $22,557 for the three months ended August 31, 2010. Oil and gas revenue for the nine months ended August 31, 2011 was $5,927, a decrease of 89.9%, as compared to $58,666 for the nine months ended August 31, 2010. The decrease in revenue for the quarter and year-to-date is primarily attributable to the forfeiture of the Johnson #1-H and Johnson a#2-H Joint Ventures.
Expenses- The components of our expenses for the three and nine months ended August 31, 2011 and 2010 are as follows:

			%			%
	Three Months Ended		Increase	Nine Months Ended		Increase
	Aug. 31, 2011	Aug. 31, 2010	(Decrease)	Aug. 31, 2011	Aug. 31, 2010	(Decrease)
Expenses :
Lease operating and taxes	$337	$8,064	- 95.82%	$4,517	$27,641	-83.66%
General and administrative	12,091	32,841	-63.18%	68,218	113,918	-40.12%
Depreciation, depl, amort., & accretio	—	4,908	0.00%	—	10,438	0.00%
Loss on forfeiture of properties	—	—	—	16,089	—	0.00%

Total expenses	$12,428	$45,813	-72.87%	$88,824	$151,997	41.56%

Lease operating expenses decreased $7,727 for the quarter ended August 31, 2011 and $23,124 for the nine months ended August 31, 2011 over the same periods last year. The decrease in quarterly and year-to-date operating expenses is primarily attributable to the forfeiture of the Johnson #1-H and Johnson a#2-H Joint Ventures.
General and administrative expenses decreased $20,750 for the three months ended August 31, 2011 as compared to the same period last year. The decrease in general and administrative expenses is attributable to lower professional fees of $26,854, lower rent of $14,649 and expenses in all other categories totaling $99 offset by lower G&A cost allocations of $20,852 . For the nine months ended August 31, 2011, general and administrative expenses decreased $45,700 as compared to the same period last year. The decrease in general and administrative expenses is attributable to lower professional fees of $21,042, salaries and wages of $44,815, rent of $20,017 and expenses in all other categories totaling $2,252, offset by lower G&A cost allocations of $42,426.
Depreciation and depletion expense totaled $0 for the three months ended August 31, 2011 and $4,853 for the three months ended August 31, 2010. Depreciation and depletion expense totaled $0 for the nine months ended August 31, 2011 and $9,672 for the nine months ended August 31, 2010. Accretion expense totaled $0 for the three months ended August 31, 2011 and $255 for the three months ended August 31, 2010. Accretion expense totaled $0 for the nine months ended August 31, 2011 and $766 for the six months ended August 31, 2010. The decrease in depreciation, depletion, amortization and accretion expense is attributable to the write-off of the Johnson #1-H and Johnson and #2-H Joint Ventures.
The Company forfeited its interest in Johnson #1-H and Johnson and #2-H Joint Ventures and wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089 in the current fiscal year.
Other income in the current fiscal year consists of the Company’s sale of all furniture and fixtures for $2,220 with the resulting write-off of the fully depreciated values of the related assets. Other income in the previous fiscal year consists of a partial recovery of losses sustained when a former employee forged Company checks for personal use. On May 26, 2000 the former employee was sentenced to three years’ probation. As part of the sentencing the former employee is required to make restitution to the Company.
We have not recorded any income taxes for the nine months ended August 31, 2011 and 2010 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
The Company had a cash balance of $531 as of August 31, 2011. Our current ratio at August 31, 2011 was .04:1, and we had no long-term debt. As of August 31, 2011, our stockholders’ deficit was $82,919. Net cash used for operations totaled $47,410 for the nine months ended August 31, 2011 and cash provided by operations totaled $82,713 for the nine months ended August 31, 2010. This represents an increase of $130,123 in cash used for operating activities.
For the nine months ended August 31, 2011, net cash provided by investing activities was $2,220 as a result of our sale of office furniture and fixtures. For the nine months ended August 31, 2010, net cash provided by investing activities was $0.

Net cash provided by financing activities totaled $45,056 for the nine months ended August 31, 2011 while net cash used for financing activities totaled $80,609 for the nine months ended August 31, 2010. Financing activities relate to advances from and payments to Gulftex.
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
Our ability to acquire additional properties or equipment is strictly contingent upon our ability to locate adequate financing or equity to pay for these additional properties or equipment. There can be no assurance that we will be able to obtain the opportunity to buy properties or equipment that are suitable for our investment or that we may be able to obtain financing or equity to pay for the costs of these additional properties or equipment at terms that are acceptable to us. Additionally, if economic conditions justify the same, we may hire additional employees although we do not currently have any definite plans to make additional hires. However, in the event, we are successful in making any acquisitions, it is likely that existing employees currently employed will remain with the acquisition(s) .
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management evaluated, with the participation of Tim Burroughs our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of August 31, 2011 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.
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
Item 2. UNREGISTERED SALES OFEQUITY SECURITIES AND USE OF PROCEEDS
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 5. OTHER INFORMATION
          Due to the current financial condition of the Company, two of our officers, Tim Burroughs and Sherri Cecotti have agreed, effective February 16, 2010, to draw no salary until such time as the revenues of the Company are sufficient to sustain the operations of the Company including the payment of their salaries. The forbearance of the above officer’s salary is a complete forbearance and not a deferral. However, the Company may grant stock awards from time to time in recognition of the officer’s or employee’s forbearance.
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
     (b) REPORTS ON FORM 8-K
     1. Form 8-K, current report, items 1.01, 3.02, 5.02, 7.01, and 9.01 filed on September 6, 2011

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.

TBX RESOURCES, INC. DATE: October 14, 2011
SIGNATURE:	/s/ Tim Burroughs
TIM BURROUGHS, PRESIDENT/ CHIEF FINANCIAL OFFICER