Form 10-K
period 2011-11-30
FRONTIER OILFIELD SERVICES INC
filed 2012-02-28
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30746

FRONTIER OILFIELD SERVICES INC.

(Formerly TBX Resources, Inc.)

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website , if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the presiding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    ☐  Yes    ☒  No

The Issuer’s revenues for the most recent fiscal year were $6,873.

On February 15, 2012, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,071,398. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on February 15, 2012 as reported on the Over-The-Counter Pink Sheet Market. As of February 15, 2012, the Company had 8,853,288 issued and outstanding shares of common stock.

Documents Incorporated by Reference:

None

FRONTIER OILFIELD SERVICES, INC.

PART I

Forward Looking Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements.

We do not have an operative web site upon which our periodic reports, proxy statements and Reports on 8K appear. Our reports are available on the EDGAR system and may be viewed at http://www.sec.gov.

As used herein, references to the “Company” are to Frontier Oilfield Services, Inc. a Texas corporation (“Frontier”) (formerly TBX Resources Inc., (“TBX”)).

Item 1. Business

The Company and Its Business

Frontier Oilfield Services, Inc. was incorporated in the state of Texas in March 1995. In the past we have primarily focused our business efforts on acquiring oil and gas production properties and leases. We did this because we believed that the major oil companies were leaving the US domestic oil and gas market due to domestic oil and gas exploration properties being significantly depleted. However this trend has changed and major oil companies are again acquiring domestic properties primarily in fields where natural gas is prevalent. This has increased the competition and prices for oil properties and management believes, due to our current financial condition, that we will not be able to compete for and purchase oil and gas properties as effectively as we have in the past. In response to this trend management has recently initiated changes to the Company’s business plan.

Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire companies and/or assets which will allow the Company to further operate in the oil field services industry with an emphasis on acquiring companies involved in salt water and drilling fluid transportation and disposal, wireline logging, well perforating and frac tank sales and rentals. Secondarily, we will continue to seek out and acquire producing oil and gas leases and wells.

Recent Developments

The Company recently entered into three material contracts. On September 2, 2011 we entered into an Investment Agreement with LoneStar Income and Growth, LLC, a Texas limited liability company, an unrelated third party. The Investment Agreement provides that LoneStar will acquire up to 2,750,000 shares of Frontier’s 2011 Series A 8% Preferred Stock (the”Stock”) for the sum of $5,500,000 contingent upon Frontier using the proceeds of the Stock to acquire a majority, 51%, membership interest in Frontier Income and Growth, LLC (“FIG”) who’s wholly owned subsidiary is Trinity Disposal & Trucking, LLC, a salt water transportation and disposal company. The Stock has the following attributes in its designation filed with the Texas Secretary of State:

a.	Frontier will pay an annual dividend of eight percent (8%) on the principal value ($2.00) of each share.

b.	Beginning twelve (12) months from the date of issuance, each share of preferred stock is convertible at the request of either the stockholder or Frontier into two (2) shares of common stock of Frontier and two (2) warrants that will allow the holder to acquire one additional share of Frontier common stock for each warrant at the purchase price of $3.50 per share. The warrants may be exercised in whole or in part at any time within three (3) years from the issue date of the warrant.

As of the date hereof LoneStar has tendered the sum of $3,000,000 to purchase 1,500,000 shares of the Stock. As of the date of this report, the preferred shares have not been issued as their issuance is contingent upon the full $5,5000,000 being received so that the FIG acquisition can be completed.

On September 1, 2011 we entered into a Subscription Agreement with FIG to acquire a majority 51% membership interest in FIG for the sum of $5,046,000.

Our president, Tim Burroughs formerly held an interest in 25% of the profits of FIG through his one half ownership of Frontier Asset Management, LLC (“FAM”) which has a contractual agreement with FIG for its management services. Once the investors in FIG have been repaid 125% of their initial investment by FIG, FAM’S share of the distributions will increase to 50%. Frontier, in a letter agreement executed on September 2, 2011, acquired FAM’s contractual interest in the profits of FIG for the issuance of 4,070,000 common shares to FAM. Given Frontier’s share price of $0.07 per share, as of August 31, 2011, the transaction was valued at an estimated $284,900.

Upon complete performance of each of the three contracts, Frontier will own 51% of the voting interests and be entitled to receive 63.25% of the profits of FIG.

As the Company will continue to seek additional equity and debt financing to implement its new business plan there is no assurance that the Company will be successful in obtaining any additional funding or if obtained that such funding will be on terms favorable to the Company or our stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances or that if successful in securing the funds our actual financial results will improve. At this time we have no specific additional acquisition targets identified but we are actively engaged generally in such a search.

On December 15, 2011 our corporate name change from TBX Resources, Inc. to Frontier Oilfield Services, Inc became effective. As a result of our name change, our Board of Directors and management decided that it would be in the best interest of the corporation to apply for a voluntary change in our stock symbol to a symbol that was representative of our new corporate name. Effective February 17, 2012 our request to change our stock symbol to “FOSI” was approved by the Financial Industry Regulatory Authority (FINRA). Our Board of Directors also recently took several actions including the approval of amended Bylaws for the corporation and appointed a new chief financial officer, Kenneth Conte. Mr. Conte’s biography appears in Item 10 below and the amended Bylaws are attached to this report as Exhibit 3.2.

Wells Held By the Company

As further described in the description of properties section we have a minor overriding interest in two producing wells in Wise County and nine producing gas wells in Denton County, Texas. During the 2010 fiscal year we also owned a portion of two producing oil wells in Wise County, Texas.

Development and Operating Activities

Economic factors prevailing in the oil and gas industry change from time to time. The uncertain nature and trend of economic conditions and energy policy in the oil and gas business generally make flexibility of operating policies important in achieving desired profitability. We intend to evaluate continuously all conditions and risks affecting our potential activities and to react to those conditions, as we deem appropriate from time to time by engaging in businesses we believe will be the most profitable for us.

In addition, in order to finance future development and operating activities, we may secure additional capital through business alliances with third parties or other debt/equity financing arrangements. However, potential investors should note that while we currently have in place one definite financing opportunity there can be no assurance that we will be able to enter into additional financing arrangements or that if we are able to enter into such arrangements, we will be able to achieve any profitability as a result of our operations.

General Regulations

Both state and federal authorities regulate i) the transportation and disposal of salt water and drilling fluids and ii) the extraction, production, transportation, and sale of oil, gas, and minerals. The executive and legislative branches of government at both the state and federal levels have periodically proposed and considered proposals for establishment of controls on salt water disposal, alternative fuels, energy conservation, environmental protection, taxation of crude oil imports, limitation of crude oil imports, as well as various other related programs. If any proposals relating to the above subjects were to be enacted, we cannot predict what effect, if any, implementation of such proposals would have upon our operations. A listing of the more significant current state and federal statutory authority for regulation of our current operations and business are provided below.

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

Currently pending in the United States Congress is a comprehensive energy bill which among other things calls for the reduction or elimination of certain tax incentives currently in place for domestic oil companies including the tax deductions permitted for intangible costs and depletion allowances. In the event such legislation became law the loss of these tax benefits would likely have a negative material effect on the finances of the company. Federal legislation has also been introduced which may have an affect on the use of Fracing to increase oil and gas production, primarily in shales, due to concerns primarily with potential water supply contamination.

The EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act, or SDWA, over certain hydraulic fracturing activities involving the use of diesel. In addition, from time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing in the United States under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.

State Regulatory Controls

In each state where we conduct or contemplate oil and gas activities, these activities are subject to various regulations. The regulations relate to the extraction, production, transportation and sale of oil and natural gas, the issuance of drilling permits, the methods of developing new production, the spacing and operation of wells, the conservation of oil and natural gas reservoirs and other similar aspects of oil and gas operations. In particular, the State of Texas (where we have conducted the majority of our oil and gas operations to date) regulates the rate of daily production allowable from both oil and gas wells on a market demand or conservation basis. At the present time, no significant portion of our production has been curtailed due to reduced allowables. If we are successful in engaging in salt water and drilling fluid disposal activities such activities and our operations will be subject to inspection and permitting by state authorities. There have been recent regulatory and legislative proposals due to concerns primarily with potential water supply contamination due to claims that such contamination could potentially be caused by fracing operations.

We know of no proposed regulation or legislation that will materially impede our operations.

Environmental Regulations

Our extraction, production and drilling operations and our proposed salt water disposal operations are subject to environmental protection regulations established by federal, state, and local agencies. To the best of our knowledge, we believe that we are in compliance with the applicable environmental regulations established by the agencies with jurisdiction over our operations. We are acutely aware that the applicable environmental regulations currently in effect could have a material detrimental effect upon our earnings, capital expenditures, or prospects for profitability. Our competitors are subject to the same regulations and therefore, the existence of such regulations does not appear to have any material effect upon our position with respect to our competitors. The Texas Legislature has mandated a regulatory program for the management of hazardous wastes generated during crude oil and natural gas exploration and production, gas processing, oil and gas waste reclamation, salt water disposal and transportation operations. The disposal of these wastes, as governed by the Railroad Commission of Texas, is becoming an increasing burden on the industry. Should we engage in disposal operations we will be subject to inspection and regulation by state and federal environmental authorities.

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

Employees

We currently have four full time and one part time employees.

Offices

We maintain our corporate offices at 3030 LBJ Freeway, Suite 1320, Dallas, Texas 75234. The Company’s operating lease agreement was extended for thirty-nine months through May 31, 2014 and now pays a monthly base rental of $5,400 a portion of which is allocated to an affiliate with whom we share the space. The Company’s continuing obligation under the base lease is approximately $162,148.

Item 1A. Business Risks

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

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect our services.

Hydraulic fracturing is an important and commonly used process for the completion of oil and natural gas wells in formations with low permeabilities, such as shale formations, and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate production. Due to concerns raised concerning potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated in the United States to render permitting, public disclosure and construction and operational compliance requirements more stringent for hydraulic fracturing. While hydraulic fracturing typically is regulated in the United States by state oil and natural gas commissions, there have been developments indicating that more federal regulatory involvement may occur.

The EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act, or SDWA, over certain hydraulic fracturing activities involving the use of diesel. In addition, from time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing in the United States under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering adopting legal requirements that could impose more stringent requirements on hydraulic fracturing activities. In the event that new or more stringent federal or state legal restrictions relating to use of the hydraulic fracturing process in the United States are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with requirements relating to permitting, construction, financial assurance, monitoring, recordkeeping, and/or plugging and abandonment, as well as could experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our rental tools and services and tubular services businesses.

In addition, certain domestic governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is planning to develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014.

Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms, which events could delay or curtail production of oil and natural gas by exploration and production operations, some of which are our customers, and thus reduce demand for our services.

We are subject to extensive and costly environmental laws and regulations that may require us to take actions that will adversely affect our results of operations.

All of our current and proposed operations are significantly affected by stringent and complex foreign, federal, provincial, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties.

Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. If existing regulatory requirements or enforcement policies change or are more stringently enforced, we may be required to make significant unanticipated capital and operating expenditures.

Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our operations and financial condition, including the:

•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	reduction or cessation in operations; and

•	performance of site investigatory, remedial or other corrective actions.

There are risks inherent in reworking, completing and operating disposal wells.

Reworking and completing saltwater disposal wells involves a degree of risk, and sometimes results in unsuccessful efforts, for a variety of reasons. The Company cannot control the outcome of operations entirely, and there can be no assurance that any operation will be successful. The results of any well operations cannot be determined in advance. Even though a well is permitted to accept a certain amount of water, there is no assurance that the well or any specific zone in the well will be capable in fact of absorbing any specific amount of water. A well may also be ruined or rendered unusable during operations due to technical or mechanical difficulties. Should a well be successfully completed or perforated, there is still no assurance that the zone in which the well is completed or perforated will be able to absorb saltwater at a rate that will support profitable operations. Disposal wells can encounter problems that render the well unusable, even after a period of successful operation. There can be no assurance that the Company will be able to successfully rework, complete or operate any specific well, or will be able to operate sufficient wells to achieve a consistent positive cash flow or to achieve profitability.

Our Company Success Will Likely Depend Upon The Continuing Availability Of Certain Disposal Sites.

We believe that there will be available to the Company a number of existing disposal wells and sources of locations for the drilling of new wells necessary to provide the Company with sufficient disposal capacity at a reasonable cost. However, there can be no assurance that disposal wells or disposal well locations will always be available or available at a reasonable cost. There can be no assurance that the Company will have the resources to drill and/or complete additional wells. If we are not able to obtain disposal wells or disposal well drilling locations or the wells or locations are available but their cost is no longer reasonable, the Company’s finances would be directly impacted and it might not have the ability to continue as a going concern.

The Company may not be insured or insured in sufficient amounts or against all liabilities.

The Company could incur substantial liabilities to third parties in connection with reworking or operating disposal wells. The Company may not be able to insure against all such liabilities, may carry insurance in amounts not sufficient to cover all such liabilities or may elect not to insure against such liabilities due to the premium costs involved or other reasons. Other parties with whom the Company contracts for operations may carry liability insurance, but there is no assurance that the insured risks or the level of insurance coverage obtained by such parties will be sufficient to cover all potential liability incurred by such parties or the Company. Further, there may be occurrences resulting in expenses or liabilities to third parties that are of a nature that cannot now or may not in the future be insured. Uninsured liabilities to third parties could reduce the funds available to the Company, could exceed the value of the assets of the Company, and could result in the complete loss of property owned by the Company.

The Company Is Dependent Upon Trucking and Is Subject To Potential Liability.

The Company’s primary method of collecting the salt water from its customers will be by truck. Consequently the Company will have a number of trucks operating on the roads and highways where potential accidents and liability may occur. While the Company anticipates insuring itself from certain risks, there is no assurance that the Company will be able to obtain such insurance or if available that the insurance will be adequate to cover all of any potential liability or judgment rendered against the Company. Should the Company not be insured or the amount of its insurance be inadequate to cover any finding of liability against the Company then it is likely that the Company would not be able to continue as a going concern.

We May Not Obtain Necessary Permits.

We will be required to obtain certain permits, approvals or licenses in connection with our proposed operations. We may not be able to obtain new or transferred permits, approvals or licenses on a timely basis or at all, which would result in material adverse consequences to our business and financial condition.

Our Proposed Salt Water Disposal Operations May Be Subject To Liability or Claims Of Environmental Damages.

We have acquired existing salt water disposal wells and locations which have received the necessary governmental permits for drilling a disposal well. However, although the disposal wells have received certain governmental regulatory licenses, permits or approvals this does not shield the Company from potential claims from third parties claiming contamination of their water supply or other environmental damages. Remediation of environmental contamination or damages can be extremely costly and such costs, if the Company is found liable, could be of such a magnitude as to cause the Company to cease operating as a going concern.

Our Business May Fail.

There is limited operating history upon which to base an assumption that we will be able to achieve its business plans. Our proposed salt water disposal operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of significant operating history and potential undercapitalization. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, our ability to acquire suitable assets and to obtain customers. There can be no assurance that we will achieve its projected goals or accomplish its business plans; and such failure could have a material adverse effect on the company and its stockholders. If the we are not able to achieve and maintain operating revenues, it could fail and you could lose your entire investment.

We Will Require Additional Funding To Implement Its Business Plan.

Our estimate of the amounts required to fund our acquisitions and future operations is based upon assumptions that may not prove accurate. If we do not have adequate funds to cover working capital requirements, we will require debt and/or equity financing sources for additional working capital. We may leverage our assets and may use the assets as collateral to secure financing. There is no assurance that the Company will obtain additional debt or equity funding if necessary.

Our Business Depends On Domestic Spending By The Oil And Gas Industry.

Industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil and gas producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and gas industry and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity. This reduction may cause a decline in the demand for our proposed services or adversely affect the price of our services. In addition, reduced discovery rates of new oil and gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and gas prices, to the extent existing production is not replaced and the number of producing wells for us to service declines.

Competition May Adversely Affect Us. The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can.

Our Operations Are Subject To Inherent Risks, Some Of Which Are Beyond Our Control.

Our operations are subject to hazards inherent in the oil and gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires and oil spills. These conditions can cause:

•	personal injury or loss of life;

•	damage to or destruction of property and equipment and the environment; and

•	suspension of operations.

The occurrence of a significant event or adverse claim in excess of any insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations. Litigation arising from a catastrophic occurrence at a location where our equipment or services are being used may result in our being named as a defendant in lawsuits asserting large claims.

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving increasing attention from scientists and legislators alike. The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. A significant focus is being made on companies that are active producers of depleting natural resources.

There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of foreign, U.S. federal, regional, provincial and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

•	result in increased costs associated with our operations and our customers’ operations;

•	increase other costs to our business;

•	adversely impact overall drilling activity in the areas in which we plan to operate;

•	reduce the demand for carbon-based fuels; and

•	reduce the demand for our services.

Any adoption of these or similar proposals by foreign, U.S. federal, regional or state governments mandating a substantial reduction in greenhouse gas emissions and implementation of the Kyoto Protocol (the Copenhagen Accord,) or other foreign, U.S. federal, regional or state requirements or other efforts to regulate greenhouse gas emissions, could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services.

Currently proposed legislative changes, including changes to tax laws and regulations, could materially, negatively impact the Company, increase the costs of doing business and decrease the demand for our products.

The current U.S. administration and Congress have proposed several new articles of legislation or legislative and administration changes, including changes to tax laws and regulations, which could have a material negative effect on our Company. Some of the proposed changes that could negatively impact us are:

•	cap and trade system for emissions;

•	increase environmental limits on exploration and production activities;

•	repeal of expensing of intangible drilling costs;

•	increase of the amortization period for geological and geophysical costs to seven years;

•	repeal of percentage depletion;

•	limits on hydraulic fracturing or disposal of hydraulic fracturing fluids;

•	repeal of the domestic manufacturing deduction for oil and natural gas production;

•	repeal of the passive loss exception for working interests in oil and natural gas properties;

•	repeal of the credits for enhanced oil recovery projects and production from marginal wells;

•	repeal of the deduction for tertiary injectants;

•	changes to the foreign tax credit limitation calculation; and

•	changes to healthcare rules and regulations.

We are subject to litigation risks that may not be covered by insurance.

In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, employees and other matters, including potential claims from individuals due to accidents or other mishaps involving our proposed trucking operations. We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles under our insurance policies. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters.

Our concentration of customers in a singe industry may impact our overall exposure to credit risk.

All of our operations and proposed salt water disposal customers operate in the energy industry. This concentration of operations and customers in a single industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.

Our future success of our continuing production operations depends upon our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable.

The rate of production from oil and natural gas properties declines as reserves are depleted. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production and those that have been sold. We must do this even during periods of low oil and gas prices when it is difficult to raise the capital necessary to finance activities. Without successful exploration or acquisition activities, our reserves and revenues will decline. We may not be able to find and develop or acquire additional reserves at an acceptable cost or obtain the necessary financing for these activities.

Oil and gas drilling is a high-risk activity.

Our future success will depend on the success of our proposed salt water operations and our continued acquisition of producing properties. In addition to the numerous operating risks described in more detail below, these activities involve the risk that no commercially productive oil or gas reservoirs will be discovered. In addition, we are often uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including, but not limited to, the following:

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

Our future financial condition, results of our disposal operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given world geopolitical conditions. Our cash flow from operations is highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer demand for oil and natural gas;

•	the domestic and foreign supply of oil and natural gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price of foreign oil and natural gas;

•	domestic governmental regulations and taxes;

•	the price and availability of alternative fuel sources;

•	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

•	market uncertainty;

•	political conditions in oil and natural gas producing regions, including the Middle East; and

•	world wide economic conditions.

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

Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $11.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2011, NYMEX oil prices fluctuated but averaged $97.00 per Bbl. For 2010 oil prices also fluctuated but averaged approximately $80.00 per Bbl. While we attempt to obtain the best price for our crude in our marketing efforts, we cannot control these market price swings and are subject to the market volatility for this type of oil. These price differentials relative to NYMEX prices can have as much of an impact on our profitability as does the volatility in the NYMEX oil prices.

Natural gas prices have also experienced volatility during the last few years. During 1999, natural gas prices averaged approximately $2.35 per Mcf and, like crude oil, have generally trended upward since that time, although with significant fluctuations along the way. During 2011, NYMEX natural gas prices averaged $4.13 per MMBtu and in 2010, averaged $4.48 per MMBtu.

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

Risks Related to Our Common Stock

Our common stock is thinly traded which is likely to result in volatile swings in our stock price.

Our stock is thinly traded as much of our issued and outstanding stock is held by our officers and a small number of stockholders. Consequently until our common stock is more widely held and actively traded small sales or purchases will likely cause the price of our common stock to fluctuate dramatically up or down without regard to our financial health, net worth or business prospects.

We may issue additional shares of Common Stock.

Pursuant to our certificate of incorporation, our board of directors has the authority to issue additional series of preferred stock and to determine the rights and restrictions of shares of those series without the approval of our stockholders. The rights of the holders of the current series of common stock may be junior to the rights of common stock that may be issued in the future.

There may be future dilution of our Common Stock.

We are committed to an aggressive acquisition strategy which is likely to require the issuance of common shares as a component of the purchase price for the acquisitions. Any such issuance may result in dilution of our common stock. In addition, to the extent options to purchase common stock under employee and director stock option plans are exercised, holders of our common stock will be diluted. If available funds and cash generated from our operations are insufficient to satisfy our needs, we may be compelled to sell additional equity or convertible debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

Item 2. Description of Properties.

General. Following is information concerning production from our oil and gas wells, productive well counts and both producing and undeveloped acreage. We currently have a minor overriding interest in seven Barnett Shale gas wells in Denton County, Texas and two Barnett Shale gas wells in Wise County, Texas.

Reserves Reported To Other Agencies. We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.

The following information pertains to our properties as of November 30, 2011:

Name of Field or Well	Gross Producing Well Count	Net Producing Well Count
Newark East, Override Interest	9	0.036

Productive Wells and Acreage

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Total Net Developed Acres
Wise County	—	—	2	0.0360	224	8.06
Denton County	—	—	7	0.0360	566	20.38

Notes:

1.	Total Gross Wells are those wells in which the Company holds an overriding interest in as of November 30, 2011.

2.	Net Productive Wells was calculated by multiplying the overriding interest held by the Company in each of the 9 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds an overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold an overriding interest as of November 30, 2011 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.

6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.

Oil and Gas Partnership Interests

We owned a partnership interests in the Johnson No. 1-H, Johnson No. 2-H Joint Ventures of 76.30% and 48.69%, respectively which was forfeited effective September 7, 2010. We did not acquire any additional partnership interests in the current fiscal year.

Forfeiture of Oil and Gas Interests

During the first quarter of this fiscal year, we were notified it had forfeited its interest in the Johnson #1-H and Johnson #2-H Joint Ventures effective September 7, 2010 for not paying a Special Assessment of $43,008 for estimated workover expenses. If we had known of the Special Assessment cash call it would have declined to participate because there was no assurance that the rework would be successful in increasing production to recoup the Special Assessment amount and extend the life of the wells. In addition, we are no longer is obligated to pay the plug and abandonment costs for these wells.

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

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prices for our common stock are currently quoted in the over-the-counter Pink Sheets maintained by the National Quotation Bureau (NQB) owned Pink Sheet OTC Market, Inc. and our ticker symbol is FOSI.PK (Formerly TBXC.PK). Prices for our stock were approved for quotation on the over-the-counter on January 27, 2001. The following table shows the high and low bid information for our common stock for each quarter during which prices for our common stock have been quoted.

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2011	$0.01	$0.06
Quarter ending May 31, 2011	$0.01	$0.09
Quarter ending August 31, 2011	$0.01	$0.07
Quarter ending November 30, 2011	$0.07	$1.55

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2010	$0.01	$0.19
Quarter ending May 31, 2010	$0.03	$0.19
Quarter ending August 31, 2010	$0.03	$0.05
Quarter ending November 30, 2010	$0.02	$0.06

The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 783 shareholders of record for our common stock as of November 30, 2011.

Item 6. Selected Financial Data

Not applicable as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended November 30, 2011 and 2010.

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

Recent Financial Developments

Effective November 30, 2010, Gulftex Operating forgave $433,232 in loans and advances to Frontier because we had insufficient working capital to repay them. However, during the current fiscal year circumstances changed and the Company repaid $122,551 of the amount previously written-off. Frontier has not entered into an agreement to repay the remaining balance of $310,681. However, the Company may pay Gulftex additional amounts if requested and there are sufficient funds available to make the payments. As of the date of this report, Gulftex has not made any further requests for payment.

Our officers resumed drawing salaries in October of this fiscal year. Due to the financial condition of the Company in the previous fiscal year, Tim Burroughs and Sherri Cecotti agreed, effective February 16, 2010, to draw no salary until such time as the Company had sufficient cash to sustain the operations including the payment of their salaries. The forbearance of the above officer’s salary was a complete forbearance and not a deferral.

Sale of Furniture and Fixtures

The Company sold its furniture and fixtures to a third-party this fiscal year for $2,220 and wrote-off the fully depreciated value of the related assets. The Company is currently utilizing furniture and fixtures supplied by its President, Tim Burroughs, at no cost to the Company.

Other Developments

On September 1, 2011 we entered into a services agreement with Frontier Income and Growth, LLC. Under the agreement the Company is charging Frontier for a portion of administrative services and rent. For the three months ended November 30, 2011 the Company billed $31,748 for these services.

On December 1, 2010 we entered into a services agreement with Gulftex Oil & Gas, LLC. Under the agreement the Company is charging Gulftex for a portion of administrative services and rent. For the nine months ended November 30, 2011 the Company billed $24,695 for these services. The Agreement was terminated on August 31, 2011.

On June 1, 2007 we entered into a services agreement with Gulftex Operating, Inc. Under the agreement the Company charged Gulftex for a portion of administrative services and rent. For the twelve months ended November 30, 2010 the Company billed $63,490 for these services. The Agreement was terminated on November 30, 2010.

Results of Operations

We recorded a net loss of $485,031 for the fiscal year ended November 30, 2011 as compared to a net loss of $28,409 for fiscal year ended November 30, 2010. The increase in our loss of $456,622 or 1607.3% is discussed below.

Revenue - Total revenue decreased $57,840, 89.4%, from $64,713 for the twelve months ended November 30, 2010 to $6,873 for the twelve months ended November 30, 2011. The decrease in revenue is primarily attributable to the forfeiture of the Johnson #1-H and Johnson a#2-H Joint Ventures.

Expenses - Total expenses increased $153,529, 79.9%, from $192,248 for the twelve months ended November 30, 2010 to $345,777 for the twelve months ended November 30, 2011.

Lease operating expenses and taxes decreased $36,076, 88.4% from $40,817 for the twelve months ended November 30, 2010 to $4,741 for the twelve months ended November 30, 2011. The decrease is primarily attributable to the forfeiture of the Johnson #1-H and Johnson a#2-H Joint Ventures.

General and administrative expenses increased $185,807, 133.6%, from $139,081 for the twelve months ended November 30, 2010 to $324,888 for the twelve months ended November 30, 2011. The increase is due to higher professional fees of $90,618, salaries and benefits of $45,405, contract labor of $9,189, stock compensation expense of $28,000 and lower G&A allocated expenses of $24,031 offset by a decrease of $11,436 in other general and administrative expense categories.

Depreciation, depletion, amortization and accretion decreased $12,291, 99.5%, from $12,350 for the twelve months ended November 30, 2010 to $59 for the twelve months ended November 30, 2011. The decrease is due to the forfeiture of the Johnson #1-H and Johnson a#2-H Joint Ventures.

The Company forfeited its interest in Johnson #1-H and Johnson and #2-H Joint Ventures and wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089 in the current fiscal year. There were no such losses in the previous fiscal year.

Other income in the current fiscal year consists of the Company’s sale of all furniture and fixtures for $2,220 with the resulting write-off of the fully depreciated values of the related assets. Other income of $99,126 in the previous fiscal year consists of a partial recovery of losses sustained when a former employee forged Company checks for personal use. On May 26, 2000 the former employee was sentenced to three years’ probation. As part of the sentencing the former employee is required to make restitution to the Company.

Other expense of $148,347 in the current fiscal year consists of the Company’s unrealized loss on its equity investment in Frontier Income and Growth, LLC. Other expenses for the previous fiscal year were $0.

Provision For Income Taxes - No tax benefits were recorded for the twelve months ended November 30, 2011 and 2010 due to the losses we have experienced and a valuation allowance for 100% of the deferred tax assets was established because of the continued uncertainty as to the realization of this asset.

Liquidity and Capital Resources

As of November 30, 2011, we had total assets of $3,161,688 of which investments in unconsolidated affiliated company amounted to $3,136,553 or 99.2% of the total. As of November 30, 2010, we had total assets of $61,014 of which net oil and gas properties amounted to $37,567 or 61.6% of the total. Our revenues for the current fiscal year totaled $6,873 while the revenues for the previous fiscal year totaled $64,713. Our accumulated losses as of November 30, 2011 and 2010 totaled $11,890,719 and $11,405,688, respectively. At November 30, 2011, we had $13,871 in cash as compared to $665 for November 30, 2010. As of November 30, 2011 the ratio of current assets to current liabilities was .04:1 as compared to .41:1 for November 30, 2010. We currently have no long-term debt. Our asset retirement obligations as of November 30, 2011 and 2010 were $0 and $21,347, respectively. As of November 30, 2011, our shareholders’ equity was $2,756,452. As of November 30, 2010 we had a shareholders’ deficit of $2,242.

We have funded operations from cash generated from the sale of preferred stock, revenue from oil and gas sales, partial recovery of a previous loss and loans/advances from affiliates. Our cash used for operations totaled $298,244 for the twelve months ended November 30, 2011 while our cash provided by operations totaled $58,708 for the same period last year. This represents an increase of $356,952 in cash used for operating activities. Our net capital investments for fiscal years 2011 totaled $2,611,055 while in the previous fiscal year they were $0. Net cash provided by financing activities totaled $2,922,505 for the twelve months ended November 30, 2011 while net cash used for financing activities totaled $63,370 for the twelve months ended November 30, 2010. The increase of $2,985,875 from last fiscal year primarily relates to cash received from subscriptions to purchase the Company’s preferred stock.

We expect that the principal source of funds in the near future will be from the sale of preferred stock, oil and gas revenues and advances from an affiliate. Management’s plan is to seek additional equity and/or debt financing. Any such additional funding will be done on an “as needed” basis and will only be done in those instances in which we believe such additional expenditures will increase our profitability. However, actual results may differ from management’s plan and the amount may be material.

In the past we have primarily acquired producing oil and gas properties with opportunities for future development and contracted well operations to contractors. Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire oil field service companies and/or assets.

Our ability to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire companies and/or assets which will allow the Company to further operate in the oil field services industry is strictly contingent upon our ability to locate adequate financing or equity to pay for these additional companies and/or assets. There can be no assurance that we will be able to obtain the opportunity to buy companies and/or assets that are suitable for our investment or that we may be able to obtain financing or equity to pay for the costs of these additional companies and/or assets at terms that are acceptable to us. Additionally, if economic conditions justify the same, we may hire additional employees although we do not currently have any definite plans to make additional hires.

The oil and gas industry is subject to various trends including the availability of capital for drilling new wells, prices received for crude oil and natural gas, sources of crude oil outside our area of operations, interest rates, and the overall health of the economy. We are not aware of any specific trends that are unusual to our company, as compared to the rest of the oil and gas industry.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8. FINANCIAL STATEMENTS.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Frontier Oilfield Services, Inc.

(Formerly TBX Resources, Inc.)

We have audited the accompanying balance sheets of Frontier Oilfield Services, Inc. (Formerly TBX Resources, Inc.) (the “Company”), as of November 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Oilfield Services, Inc. as of November 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Turner, Stone & Company, LLP

Dallas, Texas February 28, 2012

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

BALANCE SHEETS

	November 30,
	2011	2010
ASSETS
Current Assets:
Cash	$13,871	$665
Oil and gas revenues receivable	4,057	8,271
Inventory	—	8,300

Total current assets	17,928	17,236
Office furniture and fixtures, net	996	—
Oil and gas properties (successful efforts), net	—	37,567
Investments in unconsolidated affiliated company (Note 4)	3,136,553	—
Other	6,211	6,211

Total Assets	$3,161,688	$61,014

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$62,855	$28,339
Advances payable from affiliate (Note 5)	338,490	—
Accrued expenses	3,891	5,270
Deferred revenue	—	8,300

Total current liabilities	405,236	41,909

Long-term Liabilities:
Asset retirement obligations	—	21,347

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit):
Preferred stock- $.01 par value; authorized 10,000,000 shares; no shares outstanding	—	—
Preferred stock subscriptions	3,000,000	—
Common stock- $.01 par value; authorized 100,000,000 shares;
8,853,288 shares issued and outstanding at November 30, 2011,
4,027,442 shares issued and outstanding at November 30, 2010,	88,532	40,274
Additional paid-in capital	11,558,639	11,363,172
Accumulated deficit	(11,890,719)	(11,405,688)

Total stockholders’ equity (deficit)	2,756,452	(2,242)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,161,688	$61,014

The accompanying notes are an integral part of these financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

STATEMENTS OF OPERATIONS

	For The Years Ended November 30,
	2011	2010
Revenues:
Oil and gas sales	$6,873	$64,713

Total revenues	6,873	64,713
Expenses:

Lease operating and taxes	4,741	40,817
General and administrative	324,888	139,081
Depreciation, depletion, amortization and accretion	59	12,350
Loss on forfeiture of oil and gas properties	16,089	—

Total expenses	345,777	192,248

Operating Loss	(338,904)	(127,535)

Other Income (Expense):
Gain on sale of office furniture and fixtures	2,220	—
Equity in loss of unconsolidated affiliated company	(148,347)	—
Partial loss recovery (Note 10)	—	99,126

Total other income (expense)	(146,127)	99,126

Loss Before Provision for Income Taxes	(485,031)	(28,409)
Provision for income taxes	—	—

Net Loss	$(485,031)	$(28,409)

Net Loss per Common Share	$(0.09)	$(0.01)

Weighted Average Common Shares Outstanding	5,205,251	4,027,442

The accompanying notes are an integral part of these financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

STATEMENTS OF CASH FLOWS

	For The Years Ended November 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(485,031)	$(28,409)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	59	12,024
Loss on forfeiture of oil and gas properties	16,089	—
Issuance of common stock for services	28,000	—
Equity in loss of unconsolidated affiliated company	148,347	—
Gain on sale of furniture and fixtures	(2,220)	—
Allocated expenses to affiliates	(40,970)	—
Accretion of asset retirement obligations	—	326
Changes in operating assets and liabilities other than advances from/to affiliates:
Decrease (increase) in:
Oil and gas revenues receivable	(2,011)	103,851
Inventory	8,300	(3,806)
Increase (decrease) in:
Trade accounts payable	40,872	(2,422)
Accrued expenses	(1,379)	(26,662)
Deferred revenues	(8,300)	3,806

Net cash provided by (used in) operating activities	(298,244)	58,708

Cash Flows From Investing Activities:
Purchase of membership units in affiliate	(2,610,000)	—
Purchase of furniture and fixtures	(1,055)	—

Net cash used in investing activities	(2,611,055)	—

Cash Flows From Financing Activities:
Proceeds from preferred stock subscriptions	3,000,000	—
Advances from affiliate	45,056	166,171
Payments to affiliate	(122,551)	(229,541)

Net cash provided by (used in) financing activities	2,922,505	(63,370)

Net Increase (Decrease) In Cash	13,206	(4,662)
Cash at beginning of year	665	5,327

Cash at end of year	$13,871	$665

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of additional net profits interest in unconsolidated affiliated company	$284,900	$—

Purchase of additional interest in unconsolidated affiliated company exchanged for advances payable	$390,000	$—

Affiliate debt repayment through issuance of common stock	$53,377	$—

Affiliate’s debt forgiveness	$—	$433,232

The accompanying notes are an integral part of these financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Accum-	Preferred	Total
	Common Stock		Paid-In	ulated	Stock	Stockholders’
	Shares	Par Value	Capital	Deficit	Subscriptions	Equity
Balance November 30, 2009	4,027,442	$40,274	$10,929,940	$(11,377,279)	$—	$(407,065)
Affiliate debt forgiveness	—	—	433,232	—	—	433,232
Net loss	—	—	—	(28,409)	—	(28,409)

Balance November 30, 2010	4,027,442	40,274	11,363,172	(11,405,688)	—	(2,242)
Affiliate debt repayment with stock	355,846	3,558	49,819	—	—	53,377
Services	400,000	4,000	24,000	—	—	28,000
Affiliate net profits interest	4,070,000	40,700	244,200	—	—	284,900
Affiliate debt repayment	—	—	(122,551)	—	—	(122,551)
Preferred stock subscriptions	—	—	—	—	3,000,000	3,000,000
Balance adjustment	—	—	(1)	—	—	(1)
Net loss	—	—	—	(485,031)	—	(485,031)

Balance November 30, 2011	8,853,288	$88,532	$11,558,639	$(11,890,719)	$3,000,000	$2,756,452

The accompanying notes are an integral part of these financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS ACTIVITIES:

Frontier Oilfield Services, Inc. (formerly TBX Resources, Inc.), a Texas corporation (“Frontier” or the “Company”), was organized on March 24, 1995. The Company’s principal historical business activity has been acquiring and developing oil and gas properties. However, during fiscal year 2004, the Company began providing contract services to an affiliate, Gulftex Operating, Inc. The services continued to August 31, 2006 when the agreement was terminated by mutual agreement. In the past, the Company’s philosophy was to locate properties with the opportunity of reworking existing wells and/or drilling development wells to make a profit. In addition, the Company has sponsored and/or managed joint venture development partnerships for the purpose of developing oil and gas properties for profit. Management has recently initiated changes to the Company’s business plan. Currently, the primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire companies and/or assets which will allow the Company to further operate in the oil field services industry with an emphasis on acquiring companies involved in salt water and drilling fluid disposal. Secondarily Frontier will continue to seek out and acquire producing oil and gas leases and wells.

The Company has a minor overriding interest in 2 producing gas wells in Parker County, Texas and 7 producing gas wells in Denton County, Texas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

Oil and gas revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.

Equity Method of Accounting

The Company uses the equity method of accounting for its 34.84 % ownership in Frontier Income and Growth, LLC. Under the equity method of accounting the initial investment is recorded at cost with subsequent earnings recorded as increases to the investment account and losses recorded as decreases to the investment account.

Concentration of Credit Risk

The Company received advances from Gulftex totaling $45,056 and an additional $390,000 in advances from Frontier during the twelve months ended November 30, 2011. The Company received advances from Gulftex totaling $166,171 during the twelve months ended November 30, 2010.

Cash and Cash Flows

The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. At November 30, 2011 and 2010 no deposits were in excess of FDIC insurance coverage. The Company has not experienced any losses in this account and believes it is not exposed to any significant risks affecting cash. None of the Company’s cash is restricted.

For purposes of the statements of cash flows, cash includes demand deposits.

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

Oil and gas properties consist of the following:

	November 30,
	2011	2010
Proved oil and gas properties	$—	$518,539
Accumulated depreciation, depletion and amortization	—	(480,972)

	$—	$37,567

Property and equipment consists of the following:

	November 30,
	2011	2010
Office furniture, equipment, and software	$46,055	$112,768
Accumulated depreciation and amortization	(45,059)	(112,768)

	$996	$—

Depletion, depreciation and amortization expense related to oil and gas properties and property and equipment was $59 and $12,024 for the years ended November 30, 2011 and 2010, respectively.

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

The following table presents changes to the asset retirement liability during the years ended November 30, 2011 and 2010.

ARO at November 30, 2009	$21,021
Accretion expense	1,022
Liabilities settled	—
Changes in estimates	(695)
Adjustment to opening balance	(1)

ARO at November 30, 2010	21,347
Accretion expense	—
Liabilities settled	(21,347)
Changes in estimates	—
ARO at November 30, 2011	—

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

Reclassifications

Certain amounts in the comparative financial statements have been reclassified from financial statements previously presented to conform to the presentation of the 2011 financial statements.

Fair Value Measurements

The Company adopted fair value accounting for certain financial assets and liabilities that have been evaluated at least annually. The standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements, which includes property and equipment, investments carried at cost, deposits and other assets. Impairment analyses will be made of all assets using fair value measurements.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS:

During the year ended November 30, 2011 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

4. INVESTMENT IN UNCONSOLIDATED AFFILIATED COMPANY:

As of November 30, 2011 the Company’s investments in Frontier Income and Growth, LLC (“FIG”) totaled $3,136,533. The investments reflect a $284,900 net profits interest and a $3,000,000 equity interest less the Company’s share of FIG’s loss totaling $148,347 for the quarter ended November 30, 2011. The Company’s equity interest and net profits interest in FIG at November 30, 2011 was 34.84 % and 43.52%, respectively.

Below is summarized financial information for FIG and subsidiary.

Summary Consolidated Balance Sheet

November 30, 2011

(Unaudited)

Assets
Current assets	$2,956,539
Property and equipment, less accum. depreciation of $1,100,052	5,336,198
Other assets	162,765

Total Assets	$8,455,502

Liabilities and Members’ Capital
Current liabilities	$868,190
Long-term debt	2,362,016
Members’ capital	5,225,296

Total Liabilities and Members’ Capital	$8,455,502

Summary Consolidated Statement of Operations

For the Three Months Ended November 30, 2011

(Unaudited)

Revenue	$1,780,020
Cost of revenue	1,389,291

Gross profit	390,729
General and administrative expenses	629,782
Depreciation expense	250,424

Operating Loss	(489,477)
Interest and loan fees	44,574

Net Loss	$(534,051)

5.	RELATED PARTY TRANSACTIONS:

The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected.

a.	On September 2, 2011 the Company entered into an Investment Agreement with LoneStar (see Note 6). Under the Agreement Frontier is required to use the funds it receives form the sales of its preferred shares for the acquisition of 51% of FIG’s membership units first and for other corporate purposes secondly. The Company’s purchased a 34.84% equity interest in FIG with the $3,000,000 investment received from LoneStar. The Company retained $390,000 of the LoneStar investment that was recorded as an advance from FIG.

b.

The Company’s president, Tim Burroughs, formerly held an interest in 25% of the profits of FIG through his one half ownership of Frontier Asset Management, LLC (“FAM”) which has a contractual agreement with FIG for its management services. Once the investors in FIG have been repaid 125% of their initial investment by FIG, FAM’S share of the profit will increase to 50%. The Company, in a letter agreement executed on September 2, 2011, acquired FAM’s contractual interest in the profits of FIG for the issuance of 4,070,000 common shares to FAM. Given Frontier’s share price of $0.07 per share, as of August 31, 2011, the transaction was valued at an estimated $284,900.

c.

On September 1, 2011 the Company entered into a service agreement with FIG. Under the agreement Frontier is charging FIG for a portion of administrative services and rent. For the three months ended November 30, 2011 the Company billed $31,748 for these services that is recorded as an offset to general and administrative expense. The total charges to Frontier at November 30th were $51,510 which was used to reduce the balance of the advance account.

d.	On December 1, 2010 the Company entered into a services agreement with Gulftex Oil & Gas, LLC. Under the agreement Frontier charged Gulftex for a portion of administrative services and rent. For the nine months ended November 30, 2011 the Company billed $24,695 for these services that is recorded as an offset to general and administrative expense The Agreement was terminated on August 31, 2011. Gulftex was issued 355,846 common shares in return for cancellation of a portion of the debt owed in the sum of $53,377. There is no outstanding receivable or payable at November 30, 2011.

e.	On June 1, 2007 the Company entered into a services agreement with Gulftex Operating, Inc. Under the agreement Frontier charged Gulftex for a portion of administrative services and rent. For the twelve months ended November 30, 2010 the Company billed $63,490 for these services that was recorded as an offset to general and administrative expense. The Agreement was terminated on November 30, 2010. There is no outstanding receivable or payable at November 30, 2011.

f.	The Company received cash advances of $161,171 and paid $229,541 against the balance due Gulftex Operating, Inc. in the previous fiscal year. Effective November 30, 2010 Gulftex forgave the balance due from the Company totaling $433,232. During the current fiscal year the Company repaid $122,551 of the amount previously written-off. Frontier has not entered into an agreement to pay Gulftex additional monies and Frontier at its option may pay Gulftex additional amounts only if requested by Gulftex and there are sufficient funds available to make additional payments. As of the date of this report, Gulftex has not made any further requests for payment.

6.	COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated for $162,148 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from March 1, 2011 through May 31, 2014. The average monthly base lease payment over the remaining term of the lease is approximately $5,405. The base lease payment for the current fiscal year is $31,198. Following is a schedule of base lease payments by year:

Year	Amount
2012	$63,422
2013	65,475
2014	33,251

$162,148

Rent expense for fiscal years 2011 and 2010 was $51,415 and $68,849, respectively.

b.	The Company recently entered into two material contracts. On September 2, 2011 the Company entered into an Investment Agreement with LoneStar Income and Growth, LLC, a Texas limited liability company, an unrelated third party. The Investment Agreement provides that LoneStar will acquire up to 2,750,000 shares of Frontier’s 2011 Series A 8% Preferred Stock (the”Stock”) for the sum of $5,500,000 contingent upon Frontier using the proceeds of the Stock to acquire a majority 51% membership interest in Frontier Income and Growth, LLC (“FIG”), a salt water transportation and disposal company. The Stock has the following attributes in its designation filed with the Texas Secretary of State:

1.	Frontier will pay an annual dividend of eight percent (8%) on the principal value ($2.00) of each share.

2.	Beginning twelve (12) months from the date of issuance, each share of preferred stock is convertible at the request of either the stockholder or Frontier into two (2) shares of common stock of Frontier and two (2) warrants that will allow the holder to acquire one additional share of Frontier common stock for each warrant at the purchase price of $3.50 per share. The warrants may be exercised in whole or in part at any time within three (3) years from the issue date of the warrant.

As of November 30, 2011 LoneStar tendered the sum of $3,000,000 to purchase 1,500,000 shares of the Stock. As of the date of this report, the shares have not been issued.

On September 1, 2011 Frontier entered into a Subscription Agreement with FIG to acquire a majority 51% membership interest in FIG for the sum of $5,046,000.

c.	Trio Consulting & Management and Merrit Operating are the bonded operators for the Company and are responsible for compliance with the laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse affect on the financial condition, competitive position or capital expenditures of the Company. However, the Company’s cost to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings.

7.	STOCK BASED COMPENSATION:

The Company executed an amended Employment Agreement effective August 4, 2005 with its president Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require Frontier to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for Frontier common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of Frontier’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for Frontier dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. The Employment Agreement was again amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share (one-half of the $0.03 closing bid price on December 1, 2010). Mr. Burroughs did not call any of his potential stock options as of November 30, 2011. In accordance with the terms of the Amended Employment Agreement, no compensation expense is recognized as of November 30, 2011 related to Mr. Burroughs’ potential common stock options.

The Company executed an amended Employment Agreement effective April 1, 2006 with its Executive Vice President, Dick O’Donnell, having a term of one year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. Mr. O’Donnell’s options to acquire common stock expired on January 1, 2009.

Certain officers agreed to forebear their salary until the Company’s cash flow improved. The Company granted stock awards to the flowing officers in recognition of their forbearance.

a.	Sherri Cecotti: 100,000 common stock shares as compensation for services rendered as Ms. Cecotti has not received compensation from Frontier during the last two fiscal years. Ms. Cecotti is an officer of Frontier and serves as Secretary.

b.	Bernard O’Donnell: 200,000 common stock shares as compensation for services rendered as Mr. O’Donnell has not received compensation for his services as an officer of the Company, Vice President, for two or more years.

The Company recorded compensation expense at the market value of the shares on the date of the grant that totaled $21,000 with an offsetting credit to stockholders’ equity.

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

The Company sold its furniture and fixtures to a third-party this fiscal year for $2,220 and wrote-off the fully depreciated value of the related assets.

10.	COURT ORDERED RESTITUTION:

On May 26, 2000 a former employee was sentenced to three years’ probation for forging Company checks. As part of the sentencing the former employee is required to make restitution to the Company in the amount of $152,915. Because of the uncertainty of collecting the amount owed, the Company has not recorded a receivable but instead is recording income as payments are received from the U.S. District Court of Dallas, Texas. The Company received $99,126 during the previous fiscal year and the balance outstanding as of November 30, 2011 is $51,062 which the Company is pursuing.

11.	INCOME TAXES:

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the twelve months ended November 30, 2011 due to the Company’s net operating loss carryforward from 2010.

At November 30, 2011 and 2010, we have net operating loss carryforwards of approximately $9.7 million and $9.4 million, respectively, remaining for federal income tax purposes. Net operating loss carryforwards may be used in future years to offset taxable income.

The following is a reconciliation of statutory tax expense to our income tax provision:

	November 30,
	2011	2010
Statutory rate	35%	35%
Change in valuation allowance	-35%	-35%

Tax provision	0%	0%

Deferred Income Taxes

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	November 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforward	$3,385,000	$3,285,000
Oil and gas properties	—	29,000
Temporary timing differences	76,000	15,000

Total deferred tax assets	3,461,000	3,329,000
Valuation allowance	(3,461,000)	(3,329,000)

Total net deferred tax assets	$—	$—

The Company uses the cash method for income tax reporting purposes.

Quarterly Financial Data (Unaudited):

	Total Revenues	Operating (Loss) [1]	Net Income (Loss)	Net Income (Loss) per Share
2011
lst Quarter	$1,490	$(51,744)	$(51,744)	$(0.01)
2nd Quarter	931	(20,009)	(20,009)	(0.01)
3rd Quarter	3,505	(8,923)	(8,923)	—
4th Quarter	947	(258,228)	(404,355)	(0.07)

Total	$6,873	$(338,904)	$(485,031)	$(0.09)

2010
lst Quarter	$22,368	$(55,182)	$(48,240)	$(0.01)
2nd Quarter	13,741	(14,892)	72,230	0.02
3rd Quarter	22,557	(23,256)	(18,194)	(0.01)
4th Quarter	6,047	(34,205)	(34,205)	(0.01)

Total	$64,713	$(127,535)	$(28,409)	$(0.01)

[1]	Operating income is oil and gas sales less oil and gas production costs, depreciation, depletion and amortization, selling, general and administrative expenses and loss on forfeiture of properties.

Item 9. Changes In and Disagreements with Accountants and Financial Disclosure.

NONE

Item 9A (T). Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, management has concluded that, as of November 30, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.

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

Scope of the Controls Evaluation. The CEO and CFO evaluation of our disclosure controls and the company’s internal controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is to be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by other personnel in the company’s organization and by our independent auditors in connection with their audit. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; the company’s intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

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

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current executive officers and directors, their ages and present positions with Frontier are identified below. Our directors hold office until the annual meeting of the shareholders following their election or appointment and until their successors have been duly elected and qualified. Our officers are elected by and serve at the pleasure of our Board of Directors.

NAME	AGE	POSITION
Tim Burroughs	51	President and Chief Executive Officer
Kenneth K. Conte	53	Chief Financial Officer
Sherri Cecotti	46	Secretary/Treasurer
Dick O’Donnell	67	Director, Executive Vice President
Daniel R. Robinson	63	Director
Donald Ray Lawhorne	68	Director

TIM BURROUGHS is the President, Chief Executive Officer, Chief Financial Officer and founder of Frontier Oilfield Services, Inc. Mr. Burroughs has been our Chief Executive Officer and Chief Financial Officer since our company’s inception in 1995. Prior to founding our company, Mr. Burroughs worked for several Dallas/Ft. Worth area based energy companies. Mr. Burroughs also studied business administration at Texas Christian University in Ft. Worth, Texas.

In addition to serving as the President, Chief Executive Officer and Chief Financial Officer of our company, Mr. Burroughs is also the Manager of Frontier Asset Management, LLC. This company was organized by Mr. Burroughs to participate in various opportunities in the oil and gas industry. Mr. Burroughs spends the majority of his professional time devoted to our business. In the future, Mr. Burroughs expects to spend little time on the business of Frontier. Mr. Burroughs is a 50% shareholder of Gulftex Operating, Inc. oil and gas operating company that performed services on behalf of Frontier and from which Mr. Burroughs benefited financially. Gultex no longer performs services on behalf of Frontier. See “Certain Relationships and Related Transactions.”

KENNETH K. CONTE was named Vice President and Chief Financial Officer of Frontier Oilfield Services, Inc. effective January 01, 2012. From June 01, 2010 until November 2011 Conte served as Executive Vice President and CFO of NYTEX Energy Holdings, Inc. Dallas, TX. Prior to joining NYTEX and since December 2005, Conte served as Managing Director and Head of Mergers & Acquisitions for National Securities Corporation, formerly vFinance Investments, Inc., New York, NY. From September 2003 to December 2005, Conte served as CEO and CFO of Windsor Technology, LLC, Rochester, NY. From April 2001 to December 2005, Conte also served as Managing Partner of Argilus Investment Banking, Rochester, NY. Furthermore, from December 1998 to April 2001, Conte served as Senior Vice President — Investment Banking for McDonald Investments, Inc., in Cleveland, Ohio.

Conte has also held management positions at the Corporate Banking and Finance Group for Key Bank in Rochester, at Shawmut’s LBO fund, and at The Chase Manhattan Bank.

Conte obtained his MBA in Finance at the William E. Simon Graduate School of Business Administration at the University of Rochester; and a BBA in Accounting from Niagara University.

SHERRI CECOTTI is the Secretary-Treasurer and joined our company in February 2002. Prior to joining our company Ms. Cecotti was employed by the Expo Design Center/Home Depot, from 1999 to 2002 as a store manager and in the central installations office. From 1992-1998 Ms. Cecotti was operations manager for Marshall Fields in Dallas, Texas.

BERNARD R. O’DONNELL is the Executive Vice President for our Company. Mr. O’Donnell began with the Company in April 2005. From April 2005 to December 31, 2010 Mr. O’Donnell was also the President and managing principal for Euro American Capital Corporation, a FINRA licensed broker dealer. He has over 33 years of diversified experience in financial sales, investment banking and brokerage operations.

DANIEL R. ROBINSON is an oil and gas executive. He is President and CEO of Placid Refining Company and Placid Holding Company, positions which he has held since 1994. He is also director of Field Point Petroleum Corporation, an AMEX traded public company, where he has served in that capacity since 2004. Mr. Robinson serves as director of the National Petrochemical and Refiners Association (NPRA), a non-profit industry advocacy organization serving the petroleum refining and petrochemical industry. He has been director of the NPRA since 2004.

DONALD RAY LAWHORNE is President, CEO and Director of Pacesetter Management, Inc.; a Director of Orchard Holdings Group, LLC; Manager of Pacesetter Investment Partners, LLC, the general partner for Pacesetter Growth Fund, LP; and Manager of Pacesetter Associates LLC. Mr. Lawhorne has held the aforementioned positions since May 1997. Mr. Lawhorne was also President, CEO and Director of Alliance Enterprise, Inc. from March 1994 to February 2010.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our executive compensation program is designed to create strong financial incentive for our officers to increase revenues, profits, operating efficiency and returns, which we expect to lead to an increase in shareholder value. Our Board of Directors conduct periodic reviews of the compensation and benefits programs to ensure that they are properly designed to meet corporate objectives, overseeing of the administration of the cash incentive and equity-based plans and developing the compensation program for the executive officers. Our executive compensation program includes four primary elements. Three of the elements are performance oriented and taken together; all constitute a flexible and balanced method of establishing total compensation for our executive officers.

Our executive compensation program is intended to be simple and clear, and consists of the following elements (depending on individual performance):

•	Base salary;

•	Annual incentive plan awards;

•	Stock-based compensation; and

•	Benefits.

The following objectives guide the Board of Directors in its deliberations regarding executive compensation matters:

•	Provide a competitive compensation program that enables us to retain key executives;

•	Ensure a strong relationship between our performance results and those of our segments and the total compensation received by an individual;

•	Balance annual and longer term performance objectives;

•	Encourage executives to acquire and retain meaningful levels of common shares; and

•	Work closely with the Chief Executive Officer to ensure that the compensation program supports our objectives and culture.

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

Compensation Committee

We do not have a compensation committee of our Board of Directors or other committee that performs the same functions. The Board of Directors as a whole determines executive compensation. The Board of Directors is authorized to create certain committees, including a compensation committee.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee of our Board of Directors or other committee that performs the same functions. The three members of the Board of Directors, Bernard O’Donnell, Daniel Robinson, and Donald Ray Lawhorne, each participate in making compensation decisions. Bernard O’Donnell serves as an Executive Vice President in addition to serving as a director.

Role of Management in Determining Compensation Decisions

At the request of our Board of Directors, our management makes recommendations to our Board of Directors relating to executive compensation program design, specific compensation amounts, equity compensation levels and other executive compensation related matters for each of our executive officers, including our Chief Executive Officer. Our Board of Directors maintains decision-making authority with respect to these executive compensation matters.

Our Board of Directors reviews the recommendations of our management with respect to total executive compensation and each element of compensation when making pay decisions.

The objectives and details of why each element of compensation is paid are described below.

Base Salary. Our objective for paying base salaries to executives is to reward them for performing the core responsibilities of their positions and to provide a level of security with respect to a portion of their compensation. We consider a number of factors when setting base salaries for executives, including:

•	Existing salary levels;

•	Competitive pay practices;

•	Individual and corporate performance; and

•	Internal equity among our executives, taking into consideration their relative contributions to our success.

Stock-Based Compensation. The President, Chief Executive Officer and Chief Financial Officer’s stock-based compensation is derived from his employment Agreement. The Company executed an amended Employment Agreement effective August 4, 2005 with Mr. Tim Burroughs for three years. Among other items, the agreement provides that Mr. Burroughs has the contractual right to require Frontier to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not be issued unless Mr. Burroughs makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-

half the bid price for Frontier common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of Frontier’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. Mr. Burroughs’ Employment Agreement was further amended in April 2007. In exchange for Frontier dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years 2005 and 2006. The Employment Agreement was again amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share (one-half of the $0.03 closing bid price on December 1, 2010). Mr. Burroughs did not call any of his potential stock options as of November 30, 2011. In accordance with the terms of the Amended Employment Agreement, no compensation expense is recognized as of November 30, 2011 related to Mr. Burroughs’ potential common stock options.

Certain officers agreed to forebear their salary until the Company’s cash flow improved. The Company granted stock awards to the flowing officers in recognition of their forbearance.

c.	Sherri Cecotti: 100,000 common stock shares as compensation for services rendered as Ms. Cecotti has not received compensation from Frontier during the last two fiscal years. Ms. Cecotti is an officer of Frontier and serves as Secretary.

d.	Bernard O’Donnell: 200,000 common stock shares as compensation for services rendered as Mr. O’Donnell has not received compensation for his services as an officer of the Company, Vice President, for two or more years.

Benefits. The Company is currently not offering any benefits to its employees. The Company hopes to offer benefits to its employees once the Company’s cash flow improves.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards (1) ($)		Total ($)
Tim Burroughs President, CEO, & CFO	2011 2010	$ $	31,250 18,750	$ $	-0- -0-	$ $	-0- -0-	$ $	31,250 18,750
Sherri Cecotti Secretary & Treasurer	2011 2010	$ $	13,373 6,538	$ $	-0- -0-	$ $	7,000 -0-	$ $	20,373 6,538
Bernard O’Donnell Executive Vice President & Director	2011 2010	$ $	36,250 -0-	$ $	-0- -0-	$ $	14,000 -0-	$ $	50,250 -0-

(1)	A description of the assumptions made in valuation of options and awards granted can be found in Note 7 to the Financial Statements, which is deemed to be a part of this Item.

Employment Agreements

We executed an amended Employment Agreement effective August 4, 2005 with our president Mr. Tim Burroughs for three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. The agreement provides that Mr. Burroughs has the contractual right to require Frontier to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions are that the options will not issue unless Tim makes a demand for their issuance and the number of shares so demanded have vested (the agreement provides that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and are cumulative.) The amendment also changed how the options are to be priced. The options are to be priced at a maximum exercise price of one-half the bid price for Frontier common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of Frontier’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for Frontier dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. The Employment Agreement was again amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share (one-half of the $0.03 closing bid price on December 1, 2010).Mr. Burroughs did not call any of his potential stock options as of November 30, 2011.

We executed an amended Employment Agreement effective April 1, 2006 with our Vice President of Investor Relations, Bernard O’Donnell, having a term of one (1) year, which automatically renews unless otherwise terminated as provided in said agreement. Under the terms of the agreement, Mr. O’Donnell is entitled to receive 100,000 shares of Frontier common stock upon execution and Board approval of the agreement. In addition, the company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period is one year from its date. The option portion of Mr. O’Donnell’s contract expired on January 2, 2009. Mr. O’Donnell did not exercise his options to acquire Frontier shares in the current fiscal year.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control. There are no agreements or understandings, whether written or unwritten, concerning any type of compensation, whether present, deferred or contingent, that is based on or otherwise relates to an acquisition, merger, consolidation, sale or other disposition of all or substantially all assets of the Company.

Compensation of Directors

Each Director receives $250 for each meeting of the Board. In addition to the foregoing, each Director will be awarded 25,000 shares of the Company’s common stock per calendar quarter (issued at the beginning of each quarter). The shareholders of the Company approved the election of the three directors on October 12, 2011. The sitting of the directors became effective 20 days after the mailing of the Information Statement to our shareholders, or on or about November 3, 2011. As such, no directors have been awarded shares of the Company’s common stock as of the date of this filing.

Compensation Committee Report

Our Board of Directors reviewed and discussed the Compensation Discussion and Analysis with management and, based on such discussion, included the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We currently have a total of 8,853,288 shares of our common stock outstanding. The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of Frontier Oilfield Services as of November 30, 2011:

TITLE OF CLASS	NAME AND ADDRESS OF OWNER	AMOUNT OWNED	PERCENT OF CLASS
Common stock	Tim Burroughs (1) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	313,259	03.54
Common stock	Tim Burroughs Family Tr (2) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	500,000	05.65

Common stock	Marketing Research Group, Inc. (3) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	8,012	0.09
Common stock	Petroleum Holdings, Inc. (3) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	733	0.01
Common stock	American Eagle Services, Inc. (3) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	516	0.01
Common stock	Bernard O’Donnell 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	400,000	04.52
Common stock	Bernard O’Donnell IRA 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	42,500	0.48
Common stock	Sherri Cecotti 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	100,000	01.13
Common stock	Frontier Asset Management, LLC (4) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	4,030,000	45.52
Common stock	Gulftex Oil & Gas, LLC (5) 3330 LBJ Freeway, Suite 1320 Dallas, TX 75234	355,846	04.02

All Directors and Officers as a Group		5,750,866	64.96%

(1)	We executed an amended Employment Agreement effective August 4, 2005 with our president, Mr. Tim Burroughs, having a term of three years. Under the terms of the agreement, Mr. Burroughs is entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. In addition, we agreed to grant Mr. Burroughs common stock options that are to be priced at a maximum exercise price of one-half the bid price for Frontier common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of Frontier’s common stock is below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for Frontier dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. The Employment Agreement was again amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share (one-half of the $0.03 closing bid price on December 1, 2010). Mr. Burroughs did not call any of his potential stock options as of November 30, 2011. In accordance with the terms of the Amended Employment Agreement, no compensation expense is recognized as of November 30, 2011 related to Mr. Burroughs’ potential common stock options.
(2)	The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Mr. Burroughs, our CEO.
(3)	Tim Burroughs claims a beneficial interest in the stated shares
(4)	Tim Burroughs is a 50% owner of Frontier Asset Management, LLC.

(5)	Tim Burroughs is a 50% owner of Gulftex Oil & Gas, LLC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On September 1, 2011 we entered into a service agreement with Frontier Income and Growth, LLC. Under the agreement the Company is charging FIG for a portion of administrative services and rent.

On December 1, 2010 we entered into a services agreement with Gulftex Oil & Gas, LLC. Under the agreement the Company charged Gulftex for a portion of administrative services and rent. The Agreement was terminated on August 31, 2011.

On June 1, 2007 we entered into a services agreement with Gulftex Operating, Inc. Under the agreement the Company charged Gulftex for a portion of administrative services and rent. The Agreement was terminated on November 30, 2010.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended November 30, 2011 and 2010 amounted to $16,000 and $21,000, respectively.

Tax Fees

No fees were billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the years ended November 30, 2011 and 2010.

All Other Fees

No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended November 30, 2011 and 2010.

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

Report of Independent Registered Public Accounting Firm

Balance Sheets – November 30, 2011 and 2010

Statements of Operations-

For The Years Ended November 30, 2011 and 2010

Statements of Cash Flows-

For The Years Ended November 30, 2011 and 2010

Statements of Changes In Stockholders’ Equity-

For The Years Ended November 30, 2011 and 2010

Notes to Financial Statements

Exhibits

Exhibit Number	Description

3.2	Amended Bylaws

31.1	Certification of our President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release- New Stock Symbol

101*	101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Schema

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2012.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Tim Burroughs
Tim Burroughs, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of February, 2012.

Signatures	Capacity

/s/ Tim Burroughs	President and Chief Executive Officer

/s/ Kenneth Conte	Chief Financial Officer

/s/ Bernard R. O’Donnell	Executive Vice President, Director

/s/ Daniel R. Robinson	Director

/s/ Donald Ray Lawhorne	Director