Form 10-Q
period 2012-02-29
FRONTIER OILFIELD SERVICES INC
filed 2012-04-16
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                              to

Commission File Number: 0-30746

FRONTIER OILFIELD SERVICES, INC.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 12, 2012, there were 9,278,288 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

CONDENSED BALANCE SHEETS

	February 29, 2012 (Unaudited)	November 30, 2011
ASSETS
Current Assets:
Cash	$3,767	$13,871
Oil and gas revenue receivable	1,150	4,057
Advances receivable from affiliate	11,200	—

Total current assets	16,117	17,928
Office furniture and fixtures, net	909	996
Investments in unconsolidated affiliated company (Note 5)	3,135,595	3,136,553
Other	6,211	6,211

Total Assets	$3,158,832	$3,161,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable and accrued expenses	$73,889	$66,746
Advances payable from affiliate (Note 6)	640,550	338,490

Total current liabilities	714,439	405,236

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock- $.01 par value; authorized 10,000,000;no shares outstanding	—	—
Preferred stock subscriptions	3,150,000	3,000,000
Common stock- $.01 par value; authorized 100,000,000 shares; 9,278,288 shares issued and outstanding at February 29, 2012, 8,853,288 shares issued and outstanding at November 30, 2011	92,782	88,532
Additional paid-in capital	11,952,452	11,558,639
Prepaid stock compensation	(212,500)	—
Accumulated deficit	(12,538,341)	(11,890,719)

Total stockholders’ equity	2,444,393	2,756,452

Total Liabilities and Stockholders’ Equity	$3,158,832	$3,161,688

The accompanying notes are an integral part of these condensed financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	Feb. 29, 2012	Feb. 28, 2011
Revenues:
Oil and gas sales	$1,609	$1,490

Total revenues	1,609	1,490

Expenses:
Lease operating and taxes	1,524	372
General and administrative	496,662	36,773
Depreciation	87	—
Loss on forfeiture of oil and gas properties	—	16,089

Total expenses	498,273	53,234

Operating Loss	(496,664)	(51,744)
Other Expense:
Equity in loss of unconsolidated affiliated company	150,958	—

Loss Before Provision for Income Taxes	(647,622)	(51,744)
Provision for income taxes	—	—

Net Loss	$(647,622)	$(51,744)

Net Loss per Common Share, Basic and Diluted	$(0.07)	$(0.01)

Weighted average common shares used in calculations:
Basic and Diluted	9,232,318	4,027,442

The accompanying notes are an integral part of these condensed financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	Feb. 29, 2012	Feb. 28, 2011
Cash Flows From Operating Activities:
Net loss	$(647,622)	$(51,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87	—
Issuance of common stock for services	185,563	—
Equity in loss of unconsolidated affiliated company	150,958	—
Allocated and direct expenses to affiliates	(58,440)	—
Loss on forfeiture of oil and gas properties	—	16,089
Changes in operating assets and liabilities other than advances from affiliates:
Decrease (increase) in operating assets:
Oil and gas revenue receivable	2,907	(1,117)
Advances receivable	(11,200)	—
Inventory	—	8,300
Increase (decrease) in operating liabilities:
Trade accounts payable and accrued expenses	7,143	4,972
Deferred revenue	—	(8,300)

Net cash used in operating activities	(370,604)	(31,800)

Cash Flows From Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from preferred stock subscriptions	3,000	—
Advances from affiliates	357,500	31,576

Net cash provided by financing activities	360,500	31,576

Net Decrease In Cash	(10,104)	(224)
Cash at beginning of period	13,871	665

Cash at end of period	$3,767	$441

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Direct deposit of receipts from preferred stock subscriptions used to purchase additional interest in unconsolidated affiliated company	$147,000	$—

Purchase of additional interest in unconsolidated affiliated company exchanged for advances payable	$3,000	$—

The accompanying notes are an integral part of these condensed financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

1. BASIS OF PRESENTATION:

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2011 (including the notes thereto) set forth in Form 10-K.

2. BUSINESS ACTIVITIES:

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

Oil and gas revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid. See Receivables below.

Equity Method of Accounting

The Company uses the equity method of accounting for its 36.10 % ownership in Frontier Income and Growth, LLC (FIG). Under the equity method of accounting the initial investment is recorded at cost with subsequent earnings recorded as increases to the investment account and losses recorded as decreases to the investment account.

Concentration of Credit Risk

During the three months ended February 29, 2012 the Company received advances from FIG totaling $360,500. There were no advances from FIG for the three months ended February 28, 2011.

Oil and Gas Revenue Receivable

Receivables consist of accrued oil and gas receivables due from either purchasers of oil and gas or operators in oil and natural gas wells for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 days after the month of sale.

Property and Equipment

Property and equipment are stated at the Company’s cost and are depreciated on a straight-line basis over three to five years. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized.

Property and equipment consist of the following:

	Feb. 29, 2012	Feb. 28, 2011
Office furniture and fixtures	$46,055	$46,055
Accumulated depreciation and amortization	(45,146)	(45,059)

	$909	$996

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

- inputs other than quoted prices that are observable for the asset of liability;

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

4. RECENT ACCOUNTING PRONOUNCEMENTS:

During the three months ended February 29, 2012 and the year ended November 30, 2011, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

5. INVESTMENT IN UNCONSOLIDATED AFFILIATED COMPANY:

As of February 29, 2012 the Company’s investments in Frontier Income and Growth, LLC (“FIG”) totaled $3,135,595. The investments reflect a $284,900 net profits interest and a $2,850,695 equity interest. The Company’s share of FIG’s losses totaled $150,958 for the current quarter. The Company’s equity interest and net profits interest in FIG at February 29, 2012 was 36.10 % and 52.10%, respectively.

Below is summarized financial information for FIG and subsidiary.

FRONTIER INCOME AND GROWTH, LLC AND SUBSIDIARY

Summary Consolidated Balance Sheet

February 29. 2012

(Unaudited)

Assets
Current assets	$2,410,419
Property and equipment, less accum. depreciation of $1,386,940	5,655,372
Other assets	144,052

Total Assets	$8,209,843

Liabilities and Members’ Capital
Current liabilities	$2,315,008
Long-term liabilities	942,305
Members’ capital	4,952,530

Total Liabilities and Members’ Capital	$8,209,843

FRONTIER INCOME AND GROWTH, LLC AND SUBSIDIARY

Summary Consolidated Statement of Operations

For the Three Months Ended February 29, 2012

(Unaudited)

Revenue	$2,208,175
Cost of revenue	2,022,454
Operating expenses	250,492
Depreciation	286,888

Loss from operations	(351,659)

Other Expenses	71,903

Net Loss	$(423,562)

6. RELATED PARTY TRANSACTIONS:

The Company conducts substantial transactions with Frontier Income and Growth, LLC (FIG) and Gulftex Oil & Gas, LLC (Gulftex). These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially different from reported results.

a.	On September 2, 2011 the Company entered into an Investment Agreement with LoneStar Income and Growth, LLC (LoneStar) (see Note 9). Under the Agreement Frontier is required to use the funds it receives form the sales of its preferred shares for the acquisition of 51% of FIG’s membership units first and for other corporate purposes secondly. As of February 29, 2012 the Company’s purchased a 36.10% equity interest in FIG with the $3,150,000 investment received from LoneStar. The Company retained $393,000 of the LoneStar investment that was recorded as an advance from FIG.

b.	The Company’s president, Tim Burroughs, formerly held an interest in 25% of the profits of FIG through his one half ownership of Frontier Asset Management, LLC (“FAM”) which has a contractual agreement with FIG for its management services. Once the investors in FIG have been repaid 125% of their initial investment by FIG, FAM’S share of the profit will increase to 50%. The Company, in a letter agreement executed on September 2, 2011, acquired FAM’s contractual interest in the profits of FIG for the issuance of 4,070,000 common shares to FAM. Given Frontier’s share price of $0.07 per share, as of August 31, 2011, the transaction was valued at an estimated $284,900.

c.	During the three months ended February 29, 2012 the Company received advances from FIG totaling $357,500. Advances from FIG are offset by allocated and direct expenses paid by the Company (see Note 6d below). The balance due FIG as of February 29, 2012 is $640,550. During the three months ended February 28, 2011 the Company received advances from Gulftex totaling $31,576.

d.	On September 1, 2011 the Company entered into a service agreement with FIG. Under the agreement Frontier is charging FIG for a portion of administrative services and rent. For the three months ended February 29, 2012 the Company billed $35,040 for these services that is recorded as an offset to general and administrative expense. In addition the Company paid consulting fees billable to FIG totaling $23,400 in the current quarter that was also recorded as an offset to general and administrative expense. The total of these billings are used to reduce the advances payable from FIG (see Note 6c above).

e.	During the current quarter the Company advanced Gultex $11,200. The Company previously charged Gulftex rent for a portion of the Company’s office space plus administrative expenses paid by the Company that related to Gulftex’s operations. The Company billed Gulftex for administrative expenses totaling $13,352 for the three months ended February 28, 2011. The Agreement was terminated on August 31, 2011.

7. STOCK BASED COMPENSATION:

a.	The Company executed a new Employment Agreement effective December 1, 2011 with its President Mr. Tim Burroughs for one year. Thereafter, the Agreement will automatically renew for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. Burroughs has the contractual right to the issuance of certain common stock of the Company upon achieving certain goals; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. Burroughs on a per annual basis (25,000 shares per quarter) beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). The Company recorded compensation expense of $23,250 with an offsetting credit to stockholders’ equity in the current quarter. In addition Mr. Burroughs will receive the following annual stock grant and options.

i.	Grant: Mr. Burroughs shall annually receive 5,000 common shares of the Company common stock times his number of years completed service to the Company to a maximum of 100,000 shares. The Company recorded compensation expense of $16,788 with an offsetting credit to stockholders’ equity in the current quarter.

ii.	Option: Mr. Burroughs shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period. The Company recorded compensation expense of $7,050 with an offsetting credit to stockholders’ equity in the current quarter.

b.	The Company executed a new Employment Agreement effective December 1, 2011 with its Executive Vice President Mr. Bernard Richard O’Donnell for one year. Thereafter, the Agreement shall automatically renew for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. O’Donnell has the contractual right to the issuance of certain common stock of the Company upon achieving certain goals; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. O’Donnell on a per annual basis (25,000 shares per quarter) beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). The Company recorded compensation expense of $23,250 with an offsetting credit to stockholders’ equity in the current quarter. In addition Mr. O’Donnell will receive the following annual stock grant and options.

i.	Grant: Mr. O’Donnell shall annually receive 5,000 common shares of the Company common stock times his number of years completed service to the Company to a maximum of 100,000 shares. The Company recorded compensation expense of $5,925 with an offsetting credit to stockholders’ equity in the current quarter.

ii.	Options: Mr. O’Donnell shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period. The Company recorded compensation expense of $7,050 with an offsetting credit to stockholders’ equity in the current quarter.

d.	The Company executed an Employment Agreement effective January 1, 2012 with its Vice President and the Chief Financial Officer Mr. Kenneth K. Conte for one year. Thereafter, the agreement shall automatically renew for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. Conte has the contractual right to the issuance of certain common stock of the Company upon achieving certain goals; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. Conte on a per annual basis (25,000 shares per quarter) beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). In addition Mr. Conte received a grant of 300,000 common shares as a sign on bonus for his services as Chief Financial Officer of the Company. However the granted shares will not be vested in Mr. Conte until such time as he has been continuously employed by the Company for a period of one year from the date of the Agreement. The value of the sign on bonus shares was $255,000 of which $42,500 was recorded as compensation expense in the current quarter with the balance of $212,500 for prepaid compensation recorded as a charge to stockholders’ equity. The offsetting credit for the sign on bonus was to stockholders’ equity. The prepaid portion of the equity award is to be amortized over the remaining ten months of the vesting period.

e.	Each Director, except for Mr. O’Donnell, is awarded 25,000 shares of the Company’s common stock per calendar quarter (issued at the beginning of each quarter). The Company recorded compensation expense of $42,500 with an offsetting credit to stockholders’ equity in the current quarter.

f.	The Company executed a contract on January 12, 2012 for consulting and marketing services. Under the terms of the contract a portion of the fees to be paid are in the form of the Company’s common stock. The Company recorded professional fees of $17,250 with an offsetting credit to stockholders’ equity in the current quarter.

A summary of the status of the Company’s option grants as of February 29, 2012 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 1, 2011	—	—

Granted	30,000	$0.70
Exercised	—	$0.70

Outstanding February 29, 2012	30,000	$0.70

Options exercisable at February 29, 2012	30,000	$0.70

The weighted average fair value at date of grant for options during three month period ended February 29, 2012 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

A summary of the status of the Company’s vested and nonvested option grants at February 29, 2012 and the weighted average grant date fair value is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Grant Date Fair Value
Vested	30,000	$.47	$14,100
Nonvested	—	—	—

Total	30,000	$.47	$14,100

The status of the Company’s nonvested stock grant at February 29, 2012 and the grant date value is presented below:

	Shares	Grant Date Value per Share	Grant Date Value
Nonvested	300,000	$.85	$252,000
Forfeited	—	—	—

Total	300,000	$.85	$252,000

As of February 29, 2012, the Company’s unrecognized compensation expense related to the nonrested stock grant was $212,500.

8. FORFEITURE OF OIL AND GAS INTERESTS:

The Company was notified in the first quarter of 2011 that it had forfeited its interest in the Johnson #1-H and Johnson #2-H Joint Ventures effective September 7, 2010 for not paying a Special Assessment of $43,008 for estimated workover expenses. If the Company had known of the Special Assessment cash call it would have declined to participate because there was no assurance that the rework would be successful in increasing production to recoup the Special Assessment amount and extend the life of the wells. In addition, the Company no longer is obligated to pay the plug and abandonment costs for these wells.

As a result of the forfeiture the Company wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089 in the first quarter of 2011.

9. COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated for $146,549 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from March 1, 2011 through May 31, 2014. The average monthly base lease payment over the remaining term of the lease is approximately $5,428. The base lease payment for the current fiscal year is $31,198. Following is a schedule of base lease payments by year:

Year	Amount
2012	$47,823
2013	65,475
2014	33,251

$146,549

Rent expense for first quarter of 2012 and 2011 was $9,772 and $16,990, respectively.

b.

The Company entered into two material contracts in September of 2011. On September 2, 2011 the Company entered into an Investment Agreement with LoneStar, a Texas limited liability company, an unrelated third party. The Investment Agreement provides that LoneStar will acquire up to 2,750,000 shares of Frontier’s 2011 Series A 8% Preferred Stock (the “Stock”) for the sum of

$5,500,000 contingent upon Frontier using the proceeds of the Stock to acquire a majority 51% membership interest in Frontier Income and Growth, LLC (“FIG”), a salt water transportation and disposal company. The Stock has the following attributes in its designation filed with the Texas Secretary of State:

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

As of February 29, 2012 LoneStar tendered the sum of $3,150,000 to purchase 1,575,000 shares of the Stock. As of the date of this report, the shares have not been issued.

On September 1, 2011 Frontier entered into a Subscription Agreement with FIG to acquire a majority 51% membership interest in FIG for the sum of $5,046,000.

10. INCOME TAXES:

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the three months ended February 29, 2012 and February 28, 2011 due to the Company’s net operating losses.

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

DESCRIPTION OF PROPERTIES

GENERAL: We currently have royalty interests in Denton and Wise Counties, Texas.

PROPERTIES

The following is a breakdown of our properties by field as of February 29, 201:

Name of Field or Well	Gross Producing Well Count	Net Producing Well Count
Newark East, Override Interest	9	0.04

PRODUCTIVE WELLS AND ACREAGE:

The following is a breakdown of our productive wells and acreage as of February 28, 2011:

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Total Net Developed Acres
Wise County	—	—	2	0.0360	224	8.06
Denton County	—	—	7	0.0360	566	20.38

Notes:

1.	Total Gross Wells are those wells in which the Company holds an overriding interest in as of February 29, 2012.

2.	Net Productive Wells was calculated by multiplying the overriding interest held by the Company in each of the 9 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds an overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold an overriding interest as of February 29, 2012 have or had existing wells located thereon; thus all acreage may be accurately classified as developed.

OIL AND GAS PARTNERSHIP INTERESTS

We currently own a 0.4% overriding interest in the Grasslands L. P. We did not acquire any additional partnership interests in the current quarter.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included on Form 10-K for the year ended November 30, 2011 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.

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

RESULTS OF OPERATIONS

For the quarter ended February 29, 2012 we had a net loss of $647,622 as compared to a net loss of $51,744 for the same quarter last year. The components of these results are explained in the following revenue and expenses explanations.

Revenue- Total revenue increased $119, 8.0%, from $1,490 for the three months ended February 28, 2011 to $1,609 for the three months ended February 29, 2012.

The increase in revenue is primarily attributable to an increase in production.

Expenses- The components of our expenses for the first quarter ended February 29, 2012 and February 28, 2011 are as follows:

	2012	2011	% Increase (Decrease)
Lease operating and taxes	1,524	372	309.68%
General and administrative	496,662	36,773	1250.62%
Depreciation, depletion, amortization., & accretion	87	—	—
Loss on forfeiture of oil and gas properties	—	16,089	—

Total expenses	$498,273	$53,234	866.23%

Lease operating expenses increased $1,152 which is primarily attributable to additional charges for compression and marketing fees.

General and administrative expenses increased $459,889. The increase is attributable to higher salaries and benefits of $128,815, stock compensation expense of $168,313, legal and professional fees of $170,513 offset by a decrease in all other expenses totaling $7,752.

Depreciation for the current quarter is $87. There is no deprecation charge in the first quarter of the previous fiscal year.

Loss on the forfeiture of the Johnson #1-H and Johnson a#2-H Joint Ventures totaled $16,089 in the first quarter of the previous fiscal year. There is no comparable loss in the current fiscal quarter.

Other expense of $150,958 in the current fiscal year consists of the Company’s unrealized loss on its equity investment in Frontier Income and Growth, LLC. Other expense for the previous fiscal year was $0.

We have not recorded any income taxes for the three months ended February 29, 2012and February 28, 2011 because of our continued operating losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2012, we had total assets of $3,158,832 of which investments in our unconsolidated affiliated company amounted to $3,135,595 or 96.2% of the total. Our revenues for the current fiscal quarter totaled $1,609 while the revenues for the same quarter last year totaled $1,490. Our accumulated losses as of February 29, 2012 totaled $12,538,341. The Company had a cash balance of $3,767 as of February 29, 2012. Our current ratio at February 29, 2012 was .02:1 As of February 29, 2012 our stockholders’ equity was $244,393. Our cash used in operations totaled $370,604 for the current quarter while cash used in operations totaled $31,800 for the quarter ended February 28, 2011. This represents an increase of $338,804 in cash used in operating activities. There were no cash flows from investment activities for the current quarter of this year and last year. Cash flows from financing activities for the current quarter consisted of the sale of preferred stock subscriptions totaling $3,000 and advances from FIG totaling $357,500. During the same period last year, we received advances from Gulftex totaling $31,576.

PLAN OF OPERATION FOR THE FUTURE

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of February 29, 2012 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OFEQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

On April 12, 2012 our Board of Directors approved employment contracts for three executives; Timothy Burroughs, CEO and President, Kenneth Conte, Chief Financial Officer and Bernard R. O’Donnell, Executive Vice President. The contracts for Burroughs and O’Donnell were made effective as of December 1, 2011 and the contract for Conte was made effective January  1, 2012. A conformed copy of each of the employment agreements is attached to this Form as Exhibits 10.1 through 10.3.

Item 6. EXHIBITS

(a) EXHIBITS:

Description

10.1	Employment agreement between the corporation and Timothy Burroughs, President

10.2	Employment agreement between the corporation and Kenneth Conte, Chief Financial Officer

10.3	Employment agreement between the corporation and Bernard R. O’Donnell Executive Vice President

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Schema
101.CAL XBRL Taxonomy Calculation Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase

(b) REPORTS ON FORM 8-K:

      None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April, 2012

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Tim Burroughs
Tim Burroughs, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 16th day of April, 2012.

Signatures	Capacity

/s/ Tim Burroughs	President and Chief Executive Officer

/s/ Kenneth K. Conte	Chief Financial Officer

/s/ Bernard R. O’Donnell	Executive Vice President, Director

/s/ Daniel R. Robinson	Director

/s/ Donald Ray Lawhorne	Director