Form 10-Q
period 2012-05-31
FRONTIER OILFIELD SERVICES INC
filed 2012-07-13
CIK 1108645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

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

☐ Large Accelerated Filer		☐ Accelerated Filer

☐ Non-Accelerated Filer	(Do not check if smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 9, 2012, there were 9,428,288 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

PART 1 — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

CONDENSED BALANCE SHEETS

	May 31, 2012 (Unaudited)	November 30, 2011

ASSETS
Current Assets:
Cash	$4,370	$13,871
Oil and gas revenue receivable	1,674	4,057
Advances receivable from affiliates	9,233	—
Prepaid finance fees (Note 9)	140,000	—

Total current assets	155,277	17,928
Property and equipment, net	48,547	996
Investments in unconsolidated affiliated company (Note 5)	4,539,104	3,136,553
Other	6,211	6,211

Total Assets	$4,749,139	$3,161,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and accrued expenses	$158,723	$66,746
Advances payable from affiliate (Note 6)	1,391,698	338,490

Total current liabilities	1,550,421	405,236

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock- $.01 par value; authorized 10,000,000; no shares issued or outstanding	—	—
Preferred stock subscriptions	4,625,000	3,000,000
Common stock- $.01 par value; authorized 100,000,000 shares; 9,428,288 shares issued and outstanding at May 31, 2012, 8,853,288 shares issued and outstanding at November 30, 2011	94,282	88,532
Additional paid-in capital	12,048,332	11,558,639
Prepaid stock compensation	(148,750)	—
Accumulated deficit	(13,420,146)	(11,890,719)

Total stockholders’ equity	3,198,718	2,756,452

Total Liabilities and Stockholders’ Equity	$4,749,139	$3,161,688

The accompanying notes are an integral part of these condensed financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Revenues:
Oil and gas sales	$701	$931	$2,309	$2,421

Total revenues	701	931	2,309	2,421

Expenses:
Lease operating and taxes	177	3,808	1,701	4,180
General and administrative	809,173	19,352	1,305,834	56,126
Depreciation	1,665	—	1,752	—
Loss on forfeiture of oil and gas properties	—	—	—	16,089
Gain on sale of office equipment	—	(2,220)	—	(2,220)

Total expenses	811,015	20,940	1,309,287	74,175

Operating Loss	(810,314)	(20,009)	(1,306,978)	(71,754)

Other Expense:
Equity in loss of unconsolidated affiliated company	(71,491)	—	(222,449)	—

Loss Before Provision for Income Taxes	(881,805)	(20,009)	(1,529,427)	(71,754)
Provision for income taxes	—	—	—	—

Net Loss	$(881,805)	$(20,009)	$(1,529,427)	$(71,754)

Net Loss per Common Share:
Basic and Diluted	$(0.09)	$(0.01)	$(0.17)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic and Diluted	9,339,701	4,027,442	9,217,222	4,027,442

The accompanying notes are an integral part of these condensed financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2012	May 31, 2011
Cash Flows From Operating Activities:
Net loss	$(1,529,427)	$(71,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,752	—
Issuance of common stock for services	462,263	—
Equity in loss of unconsolidated affiliated company	222,449	—
Advance to officer	6,500	—
Allocated and direct expenses to affiliates	(115,079)	14,076
Loss on forfeiture of oil and gas properties	—	16,089
Gain on sale of office equipment	—	(2,220)
Changes in operating assets and liabilities other than advances from affiliates:
Decrease (increase) in operating assets:
Oil and gas revenue receivable	2,383	1,760
Advances receivable from affiliate	(9,233)	—
Prepaid finance fees	(140,000)	—
Inventory	—	8,300
Increase (decrease) in operating liabilities:
Trade accounts payable and accrued expenses	91,977	346
Deferred revenue	—	(8,300)

Net cash used in operating activities	(1,006,415)	(41,703)

Cash Flows From Investing Activities:
Purchase of membership units in affiliate	(1,267,000)	—
Purchase of property and equipment	(49,303)	—

Net cash used in investing activities	(1,316,303)	—

Cash Flows From Financing Activities:
Proceeds from preferred stock subscriptions	1,625,000	—
Payments to affiliate (Note 6)	(115,570)	—
Advances from affiliate	803,787	41,481

Net cash provided by financing activities	2,313,217	41,481

Net decrease in cash	(9,501)	(222)
Cash at beginning of period	13,871	665

Cash at end of period	$4,370	$443

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Purchase of additional interest in unconsolidated affiliated company exchanged for advances payable	$358,000	$—

Direct deposit of receipts from preferred stock subscriptions used to purchase additional interest in unconsolidated affiliated company	$147,000	$—

The accompanying notes are an integral part of these condensed financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2012

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

Equity Method of Accounting

The Company uses the equity method of accounting for its 48.19 % ownership in Frontier Income and Growth, LLC (“FIG”). Under the equity method of accounting the initial investment is recorded at cost with subsequent earnings recorded as increases to the investment account and losses recorded as decreases to the investment account.

Concentration of Credit Risk

During the six months ended May 31, 2012 the Company received cash advances from FIG totaling $803,787. There were no advances from FIG for the six months ended May 31, 2011.

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

Property and equipment consist of the following:

	May 31,
	2012	2011
Office furniture, equipment, and software	$95,358	$46,055
Accumulated depreciation	(46,811)	(45,059)

	$48,547	$996

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

Fair Value Measurements

The Company adopted fair value accounting for certain financial assets and liabilities that have been evaluated at least annually. The standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements, which includes property and equipment, deposits and other assets. Impairment analyses will be made of all assets using fair value measurements.

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

If the asset or liability has specified (contractual) term, the Level 2 imput must be observable for substantially the full term of the asset or liability input.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Cash, receivable and payable amounts, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments.

4. RECENT ACCOUNTING PRONOUNCEMENTS:

During the six months ended May 31, 2012 and the year ended November 30, 2011, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

5. INVESTMENT IN UNCONSOLIDATED AFFILIATED COMPANY:

As of May 31, 2012 the Company’s investments in FIG totaled $4,539,104. The investments reflect a $284,900 net profits interest and a $4,254,204 equity interest. The Company’s share of FIG’s losses totaled $71,491 for the current quarter and $222,449 for the year to date. The Company’s equity interest and net profits interest in FIG at May 31, 2012 was 48.19% and 60.24%, respectively.

Below is summarized financial information for FIG and subsidiary.

FRONTIER INCOME AND GROWTH, LLC AND SUBSIDIARY

Summary Consolidated Balance Sheet

May 31. 2012

(Unaudited)

Assets
Current assets	$3,477,320
Property and equipment, less accum. depreciation of $1,608,604	5,690,680
Other assets	127,948

Total Assets	$9,295,948

Liabilities and Members’ Capital
Current liabilities	$2,560,998
Long-term liabilities	866,594
Members’ capital	5,868,356

Total Liabilities and Members’ Capital	$9,295,948

The Company’s share of members’ capital is approximately 48% as of May 31, 2012. Under the equity method of accounting the Company records its investment in FIG from its initial investment in September of 2011 with subsequent earnings and losses recorded as increase and decreases in the investment account.

FRONTIER INCOME AND GROWTH, LLC AND SUBSIDIARY

Summary Consolidated Statement of Operations

For the Three and Six Months Ended May 31, 2012

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	May 31, 2012	May 31, 2012
Revenue	$2,460,489	$4,762,597
Cost of revenue	1,998,411	4,098,644
Operating expenses	374,885	512,445
Depreciation	297,906	584,406

Loss from operations	(210,713)	(432,897)
Other Expenses	96,397	162,179

Net Loss	$(307,110)	$(595,076)

6. RELATED PARTY TRANSACTIONS:

The Company conducts substantial transactions with FIG and Gulftex Oil & Gas, LLC (Gulftex). These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially different from reported results.

a.	On September 2, 2011 the Company entered into an Investment Agreement with LoneStar Income and Growth, LLC (“LoneStar”) (see Note 9). Under the Agreement Frontier is required to use the funds it receives from the sales of its preferred shares for the acquisition of 51% of FIG’s membership units first and for other corporate purposes secondly. As of May 31, 2012 the Company purchased a 48.19% equity interest in FIG with the $4,625,000 investment received from LoneStar. The Company retained $1,320,000 of the LoneStar investment that was recorded as an advance from FIG.

b.	The Company’s president, Tim Burroughs, formerly held an interest in 25% of the profits of FIG through his one half ownership of Frontier Asset Management, LLC (“FAM”) which has a contractual agreement with FIG for its management services. Once the investors in FIG have been repaid 125% of their initial investment by FIG, FAM’S share of the profit will increase to 50%. The Company, in a letter agreement executed on September 2, 2011, acquired FAM’s contractual interest in the profits of FIG for the issuance of 4,070,000 common shares to FAM. Given Frontier’s share price of $0.07 per share, as of August 31, 2011, the transaction was valued at an estimated $284,900.

c.	During the six months ended May 31, 2012 the Company received cash advances from FIG totaling $803,787. Advances from FIG are offset by allocated and direct expenses paid by the Company (see Note 6d below). The balance due FIG as of May 31, 2012 is $1,391,698. During the six months ended May 31, 2011 the Company received advances from Gulftex totaling $41,481.

d.	On September 1, 2011 the Company entered into a service agreement with FIG. Under the agreement Frontier is charging FIG for a portion of administrative services and rent. For the six months ended May 31, 2012 the Company billed $70,079 for these services that is recorded as an offset to general and administrative expense. In addition the Company paid consulting fees billable to FIG totaling $45,500 for the six months ended May 31, 2012 that was also recorded as an offset to general and administrative expense. The total of these billings are used to reduce the advances payable from FIG (see Note 6c above).

e.	The Company previously charged Gulftex rent for a portion of the Company’s office space and Gulftex charged the Company administrative expenses as it related to FOSI’s operations. The Company billed Gulftex for rent totaling $15,211 and Gulftex charged the Company $7,500 for administrative expenses for the six months ended May 31, 2011.The Agreement was terminated on August 31, 2011.

f.	As of November 30, 2011 Gulftex had a $310,721 balance of debt that was previously forgiven. During the current fiscal quarter the Company repaid $115,570 of the balance previously forgiven that was charged to paid-in capital. Frontier has not entered into an agreement to pay Gulftex additional monies and the Company at its option may pay Gulftex additional amounts only if requested by Gulftex and there are sufficient funds available to make additional payments. As of the date of this report, Gulftex has not made any further requests for payment.

7. STOCK BASED COMPENSATION:

a.	The Company executed a new Employment Agreement effective December 1, 2011 with its President Mr. Tim Burroughs for one year. Thereafter, the Agreement will automatically renew for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. Burroughs has the contractual right to the issuance of certain common stock of the Company for services rendered; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. Burroughs on a per annual basis (25,000 shares per quarter) beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). For the six months ended May 31, 2012, the Company recorded compensation expense of $52,500 with an offsetting credit to stockholders’ equity. In addition Mr. Burroughs will receive the following annual stock grant and options.

i.	Grant: Mr. Burroughs shall annually receive 5,000 common shares of the Company common stock times his number of years completed service to the Company to a maximum of 100,000 shares. For the six months ended May 31, 2012, the Company recorded compensation expense of $39,738 with an offsetting credit to stockholders’ equity.

ii.	Option: Mr. Burroughs shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period. For the six months ended May 31, 2012, the Company recorded compensation expense of $15,000 with an offsetting credit to stockholders’ equity.

b.

The Company executed a new Employment Agreement effective December 1, 2011 with its Executive Vice President Mr. Bernard Richard O’Donnell for one year. Thereafter, the Agreement shall automatically renew for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. O’Donnell has the contractual right to the issuance of certain common stock of the Company for services rendered; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. O’Donnell on a per annual basis (25,000 shares per quarter) beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). For the six months ended May 31, 2012, the Company recorded compensation expense of $52,500 with an offsetting credit to stockholders’ equity.

i.	Grant: Mr. O’Donnell shall annually receive 5,000 common shares of the Company common stock times his number of years completed service to the Company to a maximum of 100,000 shares. For the six months ended May 31, 2012, the Company recorded compensation expense of $14,025 with an offsetting credit to stockholders’ equity.

ii.	Options: Mr. O’Donnell shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period. For the six months ended May 31, 2012, the Company recorded compensation expense of $15,000 with an offsetting credit to stockholders’ equity.

c.	The Company executed an Employment Agreement effective January 1, 2012 with its Vice President and the Chief Financial Officer Mr. Kenneth K. Conte for one year. Thereafter, the agreement shall automatically renew for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. Conte has the contractual right to the issuance of certain common stock of the Company for services rendered; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. Conte on a per annual basis (25,000 shares per quarter) beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). For the six months ended May 31, 2012, the Company recorded compensation expense of $29,250. In addition Mr. Conte received a grant of 300,000 common shares as a sign on bonus for his services as Chief Financial Officer of the Company. However the granted shares will not be vested in Mr. Conte until such time as he has been continuously employed by the Company for a period of one year from the date of the Agreement. The value of the sign on bonus shares was $255,000 of which $106,250 was recorded as compensation expense for the six months ended May 31, 2012 with the balance of $148,750 for prepaid compensation as an offset to stockholders’ equity. The prepaid portion of the equity award is to be amortized over the remaining seven months of the vesting period.

d.	Each Director, except for Mr. O’Donnell, is awarded 25,000 shares of the Company’s common stock per calendar quarter (issued at the beginning of each quarter). For the six months ended May 31, 2012, the Company recorded compensation expense of $92,000 with an offsetting credit to stockholders’ equity.

e.	The Company executed a contract on January 12, 2012 for consulting and marketing services. Under the terms of the contract a portion of the fees to be paid are in the form of the Company’s common stock. For the six months ended May 31, 2012, the Company recorded professional fees of $46,000 with an offsetting credit to stockholders’ equity.

A summary of the status of the Company’s option grants as of May 31, 2012 and the changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding December 1, 2011	—
Granted	60,000	$0.86
Exercised	—	$0.86

Outstanding May 31, 2012	60,000	$0.86

Options exercisable at May 31, 2012	60,000	$0.86

The weighted average fair value at date of grant for options during six months ended May 31, 2012 was estimated using the Black-Scholes option valuation model with the following:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

A summary of the status of the Company’s vested and nonvested option grants at May 31, 2012 and the weighted average grant date fair value is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Grant Date Fair Value
Vested	60,000	$.50	$30,000
Nonvested	—	—	—

Total	60,000	$.50	$30,000

The status of the Company’s nonvested stock grant at May 31, 2012 and the grant date value is presented below:

	Shares	Grant Date Value per Share	Grant Date Value
Nonvested	300,000	$.85	$252,000
Forfeited	—	—	—

Total	300,000	$.85	$252,000

As of May 31, 2012, the Company’s unrecognized compensation expense related to the nonvested stock grant was $148,750.

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

9. COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated for $130,950 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from March 1, 2011 through May 31, 2014. The average monthly base lease payment over the remaining term of the lease is $5,456. The remaining base lease payment for the current fiscal year is $32,224. Following is a schedule of base lease payments by year:

Year	Amount
2012	$32,224
2013	65,475
2014	33,251

$130,950

Rent expense for the six months ended May 31, 2012 and 2011 was $24,591 and $29,469, respectively.

b.	The Company is pursuing senior debt financing arrangements with two prospective lending sources. In this regard the Company prepaid the due diligence fees of $140,000 (see Note 12).

c.	The Company entered into two material contracts in September of 2011. On September 2, 2011 the Company entered into an Investment Agreement with LoneStar, a Texas limited liability company, an unrelated third party. The Investment Agreement provides that LoneStar will acquire up to 2,750,000 shares of Frontier’s 2011 Series A 8% Preferred Stock (the “Stock”) for the sum of $5,500,000 contingent upon Frontier using the proceeds of the Stock to acquire a majority 51% membership interest in FIG, a salt water transportation and disposal company. The Stock has the following attributes in its designation filed with the Texas Secretary of State:

1.	Frontier will pay an annual dividend of eight percent (8%) on the principal value ($2.00) of each share.

2.	Beginning twelve (12) months from the date of issuance, each share of preferred stock is convertible at the request of either the stockholder or Frontier into two (2) shares of common stock of Frontier and two (2) warrants that will allow the holder to acquire one additional share of Frontier common stock for each warrant at the purchase price of $3.50 per share. The warrants may be exercised in whole or in part at any time within three (3) years from the issue date of the warrant.

As of May 31, 2012 LoneStar tendered the sum of $4,625,000 to purchase 2,312,500 shares of the Stock. As of the date of this report, the shares have not been issued.

On September 1, 2011 Frontier entered into a Subscription Agreement with FIG to acquire a majority 51% membership interest in FIG for the sum of $5,080,000 (see Note 12).

10. SALE OF OFFICE FURNITURE AND FIXTURES:

The Company sold its furniture and fixtures to a third-party in the second quarter of the previous fiscal year for $2,220 and wrote-off the fully depreciated value of the related assets.

11. INCOME TAXES:

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the six months ended May 31, 2012 and May 31, 2011 due to the Company’s net operating losses.

12. SUBSEQUENT EVENTS:

a. On June 4, 2012, the Company completed the 51% step acquisition of FIG. The Company acquired approximately 124 units of FIG which brought the total units owned by the Company to 1,168 and a 51% majority interest. The total paid by the Company for the 1,168 units is $5,080,000.

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the fair values set forth are subject to adjustment when the valuations are completed. Under U.S. Generally Accepted Accounting Principles, companies have one year following an acquisition to finalize acquisition accounting.

The following details the fair value of the consideration transferred to effect the acquisition of FIG:

Fair value of consideration	$5,080,000

The following is a preliminary valuation of the net assets acquired by the Company in the acquisition, reconciled to the total fair value of the consideration transferred:

Estimated fair value of net assets acquired as of May 31, 2012		$7,077,856
Fair value adjustment to:
Increase in property, plant & equipment	340,000
Goodwill	1,296,893

Total fair value adjustments		1,636,893

Noncontrolling interest adjustment		(3,634,749)

Fair value of consideration transferred		$5,080,000

The Company, with the current preliminary fair value adjustment, calculated that the difference between the fair value of the consideration transferred and the values assigned to the identifiable assets acquired and liabilities assumed resulted in a goodwill adjustment. However, after the Company finalizes the fair value of the property, plant & equipment and intangible assets, the Company anticipates that the difference between the fair value of the consideration transferred and the values assigned to the identifiable tangible and intangible assets acquired and liabilities assumed will result in a gain on acquisition adjustment.

The revenue and earnings related to FIG is included in the Company’s pro forma consolidated statement of operations for the six months ended May 31, 2012 and 2011, and the balance sheet of the Company on a consolidated basis as if these acquisitions had occurred on December 1, 2010.

The pro forma valuation of net assets acquired by the company using the historical information as of November 30, 2011:

Book value of net assets acquired as of November 30, 2011		$5,615,296

Fair value adjustment to:
Increase in property, plant & equipment	340,000

Total fair value adjustments		340,000
Gain recognized on bargain purchase		(37,201)
Noncontrolling interest adjustment		(2,918,095)

Fair value of consideration transferred		$3,000,000

The pro forma results include (i) fair value adjustments of property and equipment acquired in the acquisition of FIG, (ii) noncontrolling interest adjustments as a result of acquisition of FIG (iii) net loss attributable to noncontrolling interests as a result of the acquisition of FIG. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisition. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of December 1, 2010 nor are they indicative of future results.

FRONTIER OILFIELD SERVICES, INC

Summary Pro Forma Consolidated Balance Sheet

May 31. 2012 and November 30, 2011

(Unaudited)

	May 31, 2012	November 30, 2011
Assets
Current assets	$2,995,399	$2,974,467
Property and equipment, less accum. depreciation of $1,654,875 and $1,145,111 as of May 31, 2012 and November 30, 2011	6,079,227	5,677,194
Other assets	419,059	453,876

Total Assets	$9,493,685	$9,105,537

Liabilities and Stockholders’ Equity
Current liabilities	$2,719,721	$883,426
Long-term liabilities	866,594	2,362,016
Stockholders’ equity:
Frontier Oilfield Services, Inc.	3,291,820	2,942,000
Noncontrolling interests	2,615,550	2,918,095

Total stockholders’ equity	5,907,370	5,860,095

Total Liabilities and Stockholders’ Equity	$9,493,685	$9,105,537

FRONTIER OILFIELD SERVICES, INC

Summary Pro Forma Consolidated Statement of Operations

For the Six Months Ended May 31, 2012 and 2011

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	May 31, 2012	May 31, 2011
Revenue	$4,764,906	$2,965,133
Cost of revenue	4,122,708	2,236,382
Operating expenses	1,836,584	644,520
Depreciation	586,158	694,540

Loss from operations	(1,780,544)	(610,309)
Other expenses	143,874	59,375

Net loss	(1,924,418)	(669,684)
Net loss attributable to noncontrolling interest	302,545	292,986

Net loss attributable to Frontier Oilfield Services, Inc.	$(1,621,873)	$(376,698)

Net loss per common share	$(0.18)	$(0.09)

b. On June 29, 2012 the Company entered into a stock purchase agreement for a company engaged in the business of transporting and disposing of salt water and other oil field fluids for operators of oil and gas leases. The base purchase price is $17,408,348 which may be adjusted for working capital and earnings before interest, taxes, depreciation and amortization (EBITDA) to be determined not later than 60 days after the closing which is on or prior to July 13, 2012. For its part, the Company will issue 1,177,087 shares of common stock with an agreed upon value of $4,708,348 (subject to the Company’s $4.00 per share make well provision 18 months from the date of closing) plus approximately $5,100,000 in cash and the assumption of the acquired companies liabilities.

c. The Company received a commitment from a lending source for $15 million in senior secured credit facilities consisting of a $9 million five year revolving credit facility and a $6 million five year term loan. The Company plans to use the credit facility for the cash portion of the acquisition and to pay-off some of the existing debt of the company referenced in Note 12b. The closing is scheduled for July 13, 2012.

d. The Company received a six month commitment from a lender for second lien term loans for amounts up to $21 million. The delayed draw term loans are for 66 months with monthly interest only payments with repayment of the principal and accrued but unpaid interest due on the maturity dates of the loans. The Company is scheduled to receive funding on a $5 million delayed draw term loan on July 13, 2012 and will likely use the funds for the cash portion of the acquisition and working capital needs of the Company referenced to in Note 12b.

e. On June 28, 2012, the Board of Directors approved the change in the Company’s fiscal year from November 30 to December 31. The change becomes effective at the end of the quarter ending September 30, 2012. As the transition period covers one month or less, in accordance with the Securities and Exchange Commission’s transition reporting rules, the Company’s next quarterly report on Form 10-Q will contain the necessary financial information for the transition period.

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

DESCRIPTION OF PROPERTIES

GENERAL: We currently have royalty interests in Denton and Wise Counties, Texas.

PROPERTIES

The following is a breakdown of our properties by field as of May 31, 2012:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Newark East, Override Interest	9	0.04

PRODUCTIVE WELLS AND ACREAGE:

The following is a breakdown of our productive wells and acreage as of May 31, 2012:

					Total
		Net		Net	Gross	Total Net
	Total Gross	Productive	Total Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres
Wise County	—	—	2	0.0360	224	8.06
Denton County	—	—	7	0.0360	566	20.38

Notes:

1.	Total Gross Wells are those wells in which the Company holds an overriding interest in as of May 31, 2012.

2.	Net Productive Wells was calculated by multiplying the overriding interest held by the Company in each of the 9 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds an overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold an overriding interest as of May 31, 2012 have or had existing wells located thereon; thus all acreage may be accurately classified as developed.

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

RESULTS OF OPERATIONS

For the second quarter ended May 31, 2012 we reported a net loss of $881,805 as compared to net loss of $20,009 for the same quarter last year. For the six months ended May 31, 2012, we reported a net loss of $1,529,427 as compared to a net loss of $71,754 for the same period last year. The components of these results are explained below.

Revenue- Oil and gas revenue for the three months ended May 31, 2012 was $701, a decrease of 24.7%, as compared to $931 for the three months ended May 31, 2011. Oil and gas revenue for the six months ended May 31, 2012 was $2,309, a decreased of 4.6%, as compared to $2,421 for the six months ended May 31, 2011. The decrease in revenue for the quarter and year-to-date is attributable to lower production and gas prices.

Expenses- The components of our expenses for the three and six months ended May 31, 2012 and 2011 are as follows:

			%			%
	Three Months Ended		Increase	Six Months Ended		Increase
	May 31, 2012	May 31, 2011	(Decrease)	May 31, 2012	May 31, 2011	(Decrease)
Expenses :
Lease operating and taxes	$177	$3,808	- 95.35%	$1,701	$4,180	- 59.31%
General and administrative	809,173	19,352	4081.34%	1,305,834	56,126	2226.61%
Depr, depl, a mort., & accretion	1,665	—	100.00%	1,752	—	100.00%
Loss on forfeiture of properties	—	—	—	—	16,089	- 100.00%
Gain on sale of furnishings	—	(2,220)	- 100.00%	—	(2,220)	- 100.00%

	$811,015	$20,940	3773.04%	$1,309,287	$74,175	1665.13%

Lease operating expenses decreased $3,631 for the quarter ended May 31, 2012 and decreased $2,479 for the six months ended May 31, 2012 over the same periods last year. The decrease in expenses for the quarter and year-to-date is primarily attributable to lower administrative expenses charged to the royalty interests.

General and administrative expenses increased $789,821 for the three months ended May 31, 2012 as compared to the same period last year. The increase is attributable to stock compensation cost of $247,950, salaries and wages of $153,204, legal and professional fees of $388,225 and expenses in all other categories totaling $33,622, offset by lower G&A cost allocations of $33,180. For the six months ended May 31, 2012, general and administrative expenses increased $1,249,708 as compared to the same period last year. The increase is attributable to stock compensation cost of $462,263, salaries and wages of $287,827, legal and professional fees of $558,738 and expenses in all other categories totaling $41,747, offset by lower G&A cost allocations of $54,867.

Depreciation expense totaled $1,665 for the three months ended May 31, 2012 and $0 for the three months ended May 31, 2011. Depreciation expense totaled $1,752 for the six months ended May 31, 2012 and $0 for the six months ended May 31, 2011. The increase in depreciation expense is attributable to the addition of property and equipment.

The Company forfeited its interest in Johnson #1-H and Johnson and #2-H Joint Ventures and wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089 for the six month period ended May 31, 2011.

The Company sold its furniture and fixtures in the current quarter of the previous fiscal year for $2,220 and wrote-off the fully depreciated value of the related assets.

Other expenses for the three and six months ended May 31, 2012 totaled $71,491 and $222,449, respectively which is the Company’s unrealized loss on its equity investment in Frontier Income and Growth, LLC. Other expenses for the previous year were $0.

We have not recorded any income taxes for the six months ended May 31, 2012 and 2011 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2012, we had total assets of $4,749,139 of which investments in our unconsolidated affiliated company amounted to $4,539,104 or 95.6% of the total. Our revenues for the current fiscal quarter totaled $701 while the revenues for the same quarter last year totaled $931. Our accumulated losses as of May 31, 2012 totaled $13,420,146. The Company had a cash balance of $4,370 as of May 31, 2012. Our current ratio at May 31, 2012 was .10:1 As of May 31, 2012 our stockholders’ equity was $3,198,718. Our cash used in operations totaled $1,121,985 for the six months ended May 31, 2012 while cash used in operations totaled $41,703 for the same period last year. This represents an increase of $1,080,282 in cash used in operating activities. Cash flows from investment activities totaled $1,316,303 for the six months ended May 31, 2012 that primarily consisted of the purchase of membership units in FIG. There were no investing activities for the same period last year. Cash flows from financing activities for the six months ended May 31, 2012 totaled $2,428,787 that consisted of the sale of preferred stock subscriptions totaling $1,625,000 and advances from FIG totaling $803,787. During the same period last year, we received advances from Gulftex totaling $41,481.

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

Effective June 4, 2012, LoneStar completed the purchase of $5,000,000 of the preferred stock of Registrant and in accordance with its agreement with LoneStar used the proceeds to acquire a 51% interest in Frontier Income and Growth, LLC.

On June 29, 2012 Registrant by and through a wholly owned subsidiary, Frontier Acquisition I, Inc., executed a Stock Purchase Agreement whereby, upon closing, it will acquire all of the issued and outstanding stock of Chico Coffman Tank Trucks, Inc. (“Coffman”) inclusive of its wholly owned subsidiary, Coffman Disposal, LLC for the sum of $17,408,348 subject to certain negative and positive adjustments based upon the amount, at the time of closing, of Coffman’s indebtedness, seller’s expenses and EBITDA adjustments.

Coffman is a salt water disposal company with its primary base of operations located in Chico, Texas with its trade and service area being in the Barnett Shale oil field located in north central Texas. Coffman had audited 2011 revenues of $40.5 million with an EBITDA of $3,263,929. Coffman’s assets are currently valued on its unaudited financials at $24 million and consist of accounts receivable, rolling stock (trucks and trailers), six permitted disposal wells and the headquarters real property. Coffman has short and long term liabilities of approximately $17.6 million.

Upon closing Mr. JD Coffman will remain as President of Coffman Tank Trucks, Inc. and will report directly to Tim Burroughs, President and CEO of Frontier.

ITEM 3. QUANTITATIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of May 31, 2012 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported.

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

101.SCH XBRL Taxonomy Schema

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

(b) REPORTS ON FORM 8-K:

1. Form 8-K, filed on June 6, 2012

2. Form 8-K, filed on July 5, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of July, 2012

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Tim Burroughs
Tim Burroughs, President and Chief Executive Officer