Form 10-Q
period 2012-09-30
FRONTIER OILFIELD SERVICES INC
filed 2012-11-14
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 12, 2012, there were 18,805,113 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

Index

Pg. No.
PART I – Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) June 30, 2012 (Unaudited), December 31, 2011 (Unaudited), November 30, 2011	F-1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September  30, 2012 and August 31, 2011 (Unaudited), the One Month Ended June 30, 2012 (Unaudited) and the One Month Ended December 31, 2011 (Unaudited)

F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September  30, 2012 and August 31, 2011 (Unaudited), the One Month Ended June 30, 2012 (Unaudited) and the One Month Ended December 31, 2011 (Unaudited)

F-4
Notes to Condensed Consolidated Financial Statements as of September 30, 2012 (Unaudited)	F-6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures about Market Risk	6
Item 4T. Controls and Procedures	6

PART II – Other Information
Item 1. Legal Proceedings	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3. Defaults Upon Senior Securities	7
Item 5. Other Information	7
Item 6. Exhibits	7

SIGNATURES	8

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

(Formerly TBX Resources, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	June 30, 2012 (Unaudited)	December 31, 2011 (unaudited)	November 30, 2011 (Audited)
ASSETS
Current Assets:
Cash	$416,243	$758,350	$5,050	$13,871
Certificate of deposit	77,614	—	—	—
Restricted cash (Note 14)	619,870	—	—	—
Accounts receivable	4,827,517	1,983,647	4,457	4,057
Inventory, primarily parts	246,856	41,127	—	—
Prepaid expenses, primarily insurance	244,554	115,000	—	—
Deferred loan origination fees, current portion	280,765	4,895	—	—
Deferred interest on equipment notes payable, current portion	—	64,414	—	—

Total current assets	6,713,419	2,967,433	9,507	17,928
Property and equipment:
Property and equipment, at cost	26,531,665	7,788,426	46,055	1,055
Less accumulated depreciation	(13,058,570)	(1,757,784)	(45,059)	(59)

Total property and equipment	13,473,095	6,030,642	996	996

Goodwill (Note 14)	13,534,506	909,659	—	—
Investments in unconsolidated affiliated company (Notes 5 and 12)	—	—	3,083,898	3,136,553
Deferred interest on equipment notes payable, net of current portion	—	96,621	—	—
Deferred loan fees, net of current portion	1,076,266	—	—	—
Deposits	35,167	57,171	6,211	6,211

Total Assets	$34,832,453	$10,061,526	$3,100,612	$3,161,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

(Formerly TBX Resources, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	June 30, 2012 (Unaudited)	December 31, 2011 (unaudited)	November 30, 2011 (Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$1,660,098	$1,646,781	$—	$—
Accounts payable and accrued liabilities	5,669,790	870,058	54,941	66,746
Escrow liability (Note 14)	619,870	—	—	—
Advances payable from affiliate (Note 6)	—	—	473,490	338,490

Total current liabilities	7,949,758	2,516,839	528,431	405,236

Long-term debt, less current maturities (Note 10)	14,543,348	841,357	—	—

Deferred consideration payable for acquisition of Coffman (Note 14)	7,008,348	—	—	—

Total Liabilities	29,501,454	3,358,196	528,431	405,236

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock- $.01 par value; authorized 10,000,000; no shares issued or outstanding at September 30, 2012	—	—	—	—
Preferred stock subscriptions	—	5,080,800	3,000,000	3,000,000
Common stock- $.01 par value; authorized 100,000,000 shares; 17,058,288 shares issued and outstanding at September 30, 2012, 9,478,288 shares issued and outstanding at June 30, 2012, 8,853,288 shares issued and outstanding at December 31, 2012 and November 30, 2011	170,582	94,282	88,532	88,532
Additional paid-in capital	21,292,039	11,996,832	11,558,639	11,558,639
Prepaid stock compensation	(63,750)	(148,750)	—	—
Accumulated deficit	(16,067,872)	(13,919,528)	(12,074,990)	(11,890,719)
Noncontrolling interest	—	3,599,694	—	—

Total stockholders’ equity	5,330,999	6,703,330	2,572,181	2,756,452

Total Liabilities and Stockholders’ Equity	$34,832,453	$10,061,526	$3,100,612	$3,161,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

(Formerly TBX Resources, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the One Month Ended
	Sept. 30, 2012	Aug. 31, 2011	Sept. 30, 2012	Aug. 31, 2011	June 30, 2012	Dec. 31, 2011

Revenues, net of discounts	$9,841,682	$3,505	$10,716,412	$5,927	$883,197	$400
Cost of revenues	7,756,381	—	8,494,757	—	753,265	—

Gross profit	2,085,301	3,505	2,221,655	5,927	129,932	400

Operating, general and administrative expenses:
Operating expenses	1,996,758	337	2,102,624	4,517	94,456	—
General and administrative	792,437	12,091	2,142,539	68,218	174,539	132,017
Acquisition expenses	313,620	—	313,620	—	—	—
Depreciation	701,088	—	805,751	—	102,908	—
Loss on forfeiture of oil and gas properties	—	—	—	16,089	—	—

Total operating, general and admin. expenses	3,803,903	12,428	5,364,534	88,824	371,903	132,017

Operating income (loss)	(1,718,602)	(8,923)	(3,142,879)	(82,897)	(241,971)	(131,617)
Other (Income) Expense:
Interest expense	507,501	—	514,694	—	14,128	—
Gain on disposal of property and equipment	(2,750)	—	(2,750)	(2,220)	—	—
Equity in loss of unconsolidated affiliated company	—	—	169,794	—	—	52,655
Impairment loss on net profits interest in affiliate	284,900	—	284,900	—	—	—

Loss Before Provision for Income Taxes	(2,508,253)	(8,923)	(4,109,517)	(80,677)	(256,099)	(184,272)
Provision for state income taxes	30,000	—	40,000	—	10,000	—

Net loss	(2,538,253)	(8,923)	(4,149,517)	(80,677)	(266,099)	(184,272)

Less: loss attributable to noncontrolling interest	—	—	156,635	—	51,616	—

Net Loss Attributable to Frontier Oilfield Services, Inc.	$(2,538,253)	$(8,923)	$(3,992,882)	$(80,677)	$(214,483)	$(184,272)

Net Loss per Common Share:
Basic and Diluted	$(0.18)	$(0.00)	$(0.36)	$(0.02)	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic and Diluted	14,401,495	4,027,442	11,026,591	4,027,442	9,468,288	8,853,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

(Formerly TBX Resources, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended		For the One Month Ended
	Sept. 30, 2012	Aug. 31, 2011	June 30, 2012	Dec. 31, 2011
Cash Flows From Operating Activities:
Net loss	$(4,149,517)	$(80,677)	$(266,099)	$(184,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	805,751	—	102,908	—
Issuance of common stock for services	955,813	—	—	—
Amortization of deferred interest	225,644	—	7,407	—
Equity loss of unconsolidated affiliated company	169,794	—	—	52,655
Impairment loss on net profits interest in subsidiary	284,900	—	—	—
Allocated general and administrative expenses	—	22,476	—	—
Loss on forfeiture of oil and gas properties	—	16,089	—	—
Gain on sale of property and equipment	(2,750)	(2,220)	—	—
Changes in operating assets and liabilities other than advances from affiliates:
Decrease (increase) in operating assets:
Accounts receivable	30	(1,288)	(173,004)	(400)
Inventory, primarily parts	66,654	8,300	20,778	—
Prepaid expenses, primarily insurance	411,062	—	25,000	—
Deposits	(2,996)	—	(25,000)	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,133,838	(1,790)	(169,882)	(11,804)
Deferred revenue	—	(8,300)	—	—

Net cash used in operating activities	(101,777)	(47,410)	(477,892)	(143,821)

Cash Flows From Investing Activities:
Cash used for acquisition of subsidiaries net of cash received	(1,900,402)	—	907,132	—
Purchase of property and equipment	(287,783)	—	(54,323)	—
Proceeds from sale property and equipment	4,500	2,220	—	—
Purchase of certificate of deposit	(77,614)	—	—	—
Payments to related party	(288,790)	45,056	(51,500)	135,000

Net cash provided by (used in) investing activities	(2,550,089)	47,276	801,309	135,000

Cash Flows From Financing Activities:
Proceeds from preferred stock subscriptions	2,353,000	—	455,800	—
Proceeds from notes payable	2,308,509	—	—	—
Payments on notes payable	(233,408)	—	(25,237)	—
Deferred loan origination fees	(1,455,042)	—	—	—
Common stock sales	90,000	—	—	—

Net cash provided by financing activities	3,063,059	—	430,563	—

Net increase (decrease) in cash	411,193	(134)	753,980	(8,821)
Cash at beginning of period	5,050	665	4,370	13,871

Cash at end of period	$416,243	$531	$758,350	$5,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

(Formerly TBX Resources, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended		For the One Month Ended
	Sept. 30, 2012	Aug. 31, 2011	June 30, 2012	Dec. 31, 2011

Supplemental Cash Flow Disclosures

Interest paid	$334,672	$—	$12,088	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock and debt for acquisitions	$25,361,102	$—	$—	$—

Term notes payable issued for property and equipment	$570,035	$—	$—	$—

Preferred stock issued for investment in affiliate	$147,000	$—	$—	$—

Reduction of deferred loan origination fees against notes payable	$45,704	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Frontier Oilfield Services, Inc. (formerly TBX Resources, Inc.) a Texas corporation (and collectively with its subsidiaries, “we”, “our”, “Frontier” or the “Company”), was organized on March 24, 1995. The accompanying condensed consolidated financial statements include the accounts of the Company and Frontier Acquisition I, Inc., and its subsidiary Chico Coffman Tank Trucks, Inc. (CTT was acquired effective July 31, 2012), and its subsidiary Coffman Disposal, LLC, and Frontier Income and Growth, LLC (FIG) and its subsidiary Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. (effective May 31, 2012 Frontier acquired 51% of FIG in a step acquisition and effective September 30, 2012 Frontier acquired the other 49% of FIG).

The Company’s current business, through its subsidiaries, is in the oil field services industry, including the transportation and disposal of salt water and other oil field fluids in Texas and Oklahoma. The Company currently owns and operates thirteen disposal wells in Texas. The Company’s customer base includes national, integrated, and independent oil and gas exploration companies. In addition, the Company has a minor overriding interest in two producing gas wells in Wise County, Texas and seven producing gas wells in Denton County, Texas. Frontier previously was in the business of acquiring and developing oil and gas properties, providing contract services to an affiliate and managing joint venture oil and gas development partnerships.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fiscal Year Change

On June 28, 2012, the Board of Directors approved the change in the Company’s fiscal year from November 30 to December 31. The change became effective at the end of the quarter ended September 30, 2012. All references to “years”, unless otherwise noted, refer to the 12-month fiscal year, which prior to December 1, 2011, ended on November 30, and beginning with January 1, 2012, ends on December 31, of each year. Therefore, as a result of this change, the Company has presented the Statement of Operations and Statement of Cash Flows for the two monthly transition periods June 2012 and December 2011. From this point forward the Company will file all periodic filings (10-Q and 10-K) on a December 31 year end cycle.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. The acquisition method requires that assets acquired and liabilities assumed including contingencies be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed for both CTT and FIG and, therefore, the fair values set forth are subject to adjustment when the valuations are completed. Under U.S. Generally Accepted Accounting Principles, companies have one year following an acquisition to finalize acquisition accounting.

Non-controlling Interests

The Company adopted ASC Topic 810, Consolidation, to account for the non-controlling interest in FIG. ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owner.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from previously estimated amounts.

Revenue Recognition

The Company recognizes revenues when services are rendered, field tickets are signed and received, and when payment is determinable and reasonably assured. The Company extends unsecured credit to its customers for amounts invoiced.

Cash

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. The Company is obligated to maintain all deposits in one financial institution. The Federal Deposit Insurance Corporation provides coverage for interest bearing accounts of up to $250,000 and unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. As of September 30, 2012, June 30, 2012, December 31, 2011 and November 30, 2011, none of the Company’s cash was in excess of federally insured limits.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of September 30, 2012, June 30, 2012, December 31, 2011 and November 30, 2011, the Company had not identified any significant customer balances which it believes are uncollectible.

Parts Inventory

Parts inventory consists of replacement parts for the Company’s vehicles and transports and is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method, which generally matches current costs of inventory consumed in operations due to its monthly turnover.

Property and Equipment

The Company’s property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized.

The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to income in the respective period. The estimated useful lives are as follows:

Asset Description	Estimated Useful Life
Trucks and equipment	5-7 years
Disposal wells	5 - 20 years
Buildings and improvements	15 - 39 years
Office furniture and equipment	5-7 years

During the periods ended September 30, 2012, the Company disposed of property and equipment with a cost of $5,500 and accumulated depreciation of $3,750. The Company received total proceeds of $4,500 and recognized a gain of $2,750 in the accompanying consolidated statements of operations. The Company did not dispose of any property and equipment for the periods ended June 30, 2012, December 31, 2011 and November 30, 2011

Long-Lived Assets and Goodwill

The Company periodically reviews for the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of September 30, 2012, June 30, 2012, December 31, 2011 and November 30, 2011, the Company had not identified any such impairment.

Asset retirement obligations

ASC Topic 410, Asset Retirement and Environmental Obligations, requires companies to recognize a liability for an asset retirement obligation (ARO) at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. This obligation relates to the future costs of plugging and abandoning the Company’s salt water disposal wells, the removal of equipment and facilities, and returning such land to its original condition.

The Company has not recorded an ARO for the future estimated reclamation costs associated with the operation of the Company’s eight salt water disposal wells. The Company is not able to determine the estimated life of its wells and is unable to determine a reasonable estimate of the fair value associated with this liability. The Company believes that any such liability would not be material to the consolidated financial statements taken as a whole.

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

Fair Value Measurements

The ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements, which includes property and equipment, deposits and other assets. Impairment analyses will be made of all assets using future cash flow analysis. Impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the contingency period, which is July 31, 2013, as specified in the Contract. The fair value of the earnings based contingent liability will be determined based on the earnings as of future fiscal period-ends. At this time it is not possible to determine a probable range of possible outcomes of the valuation of the earnings based contingent liability. Future gains and losses on the re-measurement of the earnings based contingent liability will be included in other income (expense), net.

The fair value measurements of the Company’s contingent liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total
Liabilities
Earnings based deferred compensation liability related to the CTT acquisition	—	—	2,300,000	2,300,000

There were no transfers between the three levels during nine months ended September 30, 2012.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments The estimated fair value of cash, accounts receivable and accounts payable, and accrued liabilities approximate their carrying amounts due to the short maturity of these instruments. The carrying value of the Company’s long-term debt also approximates fair value since these instruments bear a market rate of interest. None of these instruments are held for trading purposes.

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

Earnings Per Share (EPS)

Basic earnings per common share is calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations.

4.	RECENT ACCOUNTING PRONOUNCEMENTS:

During the nine months ended September 30, 2012 and the year ended December 31, 2011, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

5.	INVESTMENT IN UNCONSOLIDATED AFFILIATED COMPANY:

As of December 31 and November 30, 2011 the Company’s investments in Frontier Income and Growth, LLC (“FIG”) totaled $3,083,898 and $3,136,533, respectively. The investments reflect a $284,900 net profits interest and a $3,000,000 equity interest less the Company’s share of FIG’s losses. The loss for the month of December 2011 was $52,655. The Company’s equity interest and net profits interest in FIG at December 31 and November 30, 2011 was 34.84 % and 43.52%, respectively (See Note 14). In September 2012, due to 49% acquisition of FIG, the Company recorded an impairment loss of $284,900 in FIG’s net profit interest.

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

a.	During the nine months ended September 30, 2012 the Company received cash advances from FIG totaling $1,528,787. Advances from FIG are offset by allocated and direct expenses paid by the Company (see Note 6b below). The balance due FIG as of September 30, 2012 is $2,700,998 which was eliminated in consolidation.

b.	On September 1, 2011 the Company entered into a service agreement with FIG. Under the agreement Frontier is charging FIG for a portion of administrative services and rent. For the nine months ended September 30, 2012 the Company billed $70,079 for these services that is recorded as an offset to general and administrative expense. In addition the Company paid consulting fees billable to FIG totaling $45,000 for the nine months ended September 30, 2012 that was also recorded as an offset to general and administrative expense. The total of these billings are used to reduce the advances payable from FIG, which was eliminated in consolidation (see Note 6a above). The Agreement was terminated effective May 31, 2012.

c.	The Company previously charged Gulftex rent for a portion of the Company’s office space and Gulftex charged the Company administrative expenses as it related to its operations. The Company billed Gulftex for rent totaling $15,211 and Gulftex charged the Company $7,500 for administrative expenses for the nine months ended August 31, 2011. The Agreement was terminated on September 30, 2011. There were no advances received from Gulftex in 2012.

d.	As of November 30, 2011 Gulftex had a $310,721 balance of debt that was previously forgiven. During the year the Company repaid the $288,790 and charged paid-in capital.

7.	STOCK BASED COMPENSATION:

a.	The Company executed a new Employment Agreement effective December 1, 2011 with its President Mr. Tim Burroughs for one year. Thereafter, the Agreement will automatically renew for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. Burroughs has the contractual right to the issuance of certain common stock of the Company for services rendered; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. Burroughs on a per annual basis (25,000 shares per quarter) beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). For the nine months ended September 30, 2012, the Company recorded compensation expense of $105,000 with an offsetting credit to stockholders’ equity. In addition Mr. Burroughs will receive the following annual stock grant and options.

i.	Grant: Mr. Burroughs shall annually receive 5,000 common shares of the Company common stock times his number of years completed service to the Company to a maximum of 100,000 shares. For the nine months ended September 30, 2012, the Company recorded compensation expense of $81,813 with an offsetting credit to stockholders’ equity.

ii.	Option: Mr. Burroughs shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period. For the nine months ended September 30, 2012, the Company recorded compensation expense of $28,050 with an offsetting credit to stockholders’ equity.

b.	The Company executed a new Employment Agreement effective December 1, 2011 with its Executive Vice President Mr. Bernard Richard O’Donnell for one year. Thereafter, the Agreement shall automatically renew for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. O’Donnell has the contractual right to the issuance of certain common stock of the Company for services rendered; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. O’Donnell on a per annual basis (25,000 shares per quarter) beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). For the nine months ended September 30, 2012, the Company recorded compensation expense of $105,000 with an offsetting credit to stockholders’ equity.

i.	Grant: Mr. O’Donnell shall annually receive 5,000 common shares of the Company common stock times his number of years completed service to the Company to a maximum of 100,000 shares. For the nine months ended September 30, 2012, the Company recorded compensation expense of $33,688 with an offsetting credit to stockholders’ equity.

ii.	Options: Mr. O’Donnell shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period. For the nine months ended September 30, 2012, the Company recorded compensation expense of $28,050 with an offsetting credit to stockholders’ equity.

c.

The Company executed an Employment Agreement effective January 1, 2012 with its Vice President and the Chief Financial Officer Mr. Kenneth K. Conte for one year. Thereafter, the agreement shall automatically renew for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. Conte has the contractual right to the issuance of certain common stock of the Company for services rendered; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. Conte on a per annual basis (25,000 shares per quarter) beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). For the nine months ended September 30, 2012, the Company recorded compensation expense of $81,750. In addition Mr. Conte received a grant of 300,000 common shares as a sign on bonus for his services as Chief Financial Officer of the Company. However the granted shares will not be vested in Mr. Conte until such time as he has been continuously employed by the Company for a period of one year from the date of the Agreement. The value of the sign on bonus shares was $255,000 of which $191,250 was recorded as compensation expense for the nine months ended September 30, 2012 with the balance of $63,750 for prepaid compensation as an offset to stockholders’ equity. The prepaid portion of the equity award is to be amortized over the remaining vesting period.

d.	The Company executed an Employment Agreement effective June 1, 2012 with Mr. Charles David York President of Trinity Disposal & Trucking, LLC (TDT) and Director of Field Operations for Frontier for one year. Thereafter, the Agreement will automatically renew for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. York has the contractual right to the issuance of certain common stock of the Company for services rendered; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. York on a per annual basis (25,000 shares per quarter) beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). For the nine months ended September 30, 2012, the Company recorded compensation expense of $52,500 with an offsetting credit to stockholders’ equity. In addition Mr. York will receive the following annual stock grant and options.

i.	Grants: Mr. York shall receive a grant of 50,000 shares of the Company’s common stock as a sign on bonus for his services as president of TDT. In addition, Mr. York shall annually receive 5,000 common shares of the Company’s common stock times his number of years completed service to the Company to a maximum of 100,000 shares. For the nine months ended September 30, 2012, the Company recorded compensation expense of $60,000 with an offsetting credit to stockholders’ equity.

ii.	Option: Mr. York shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period. For the nine months ended September 30, 2012, the Company recorded compensation expense of $13,050 with an offsetting credit to stockholders’ equity.

e.	Each Director, except for Mr. O’Donnell, is awarded 25,000 shares of the Company’s common stock per calendar quarter (issued at the beginning of each quarter). For the nine months ended September 30, 2012, the Company recorded compensation expense of $132,000 with an offsetting credit to stockholders’ equity.

f.	The Company executed a contract on January 12, 2012 for consulting and marketing services. Under the terms of the contract a portion of the fees to be paid are in the form of the Company’s common stock. For the nine months ended September 30, 2012, the Company recorded professional fees of $46,000 with an offsetting credit to stockholders’ equity.

A summary of the status of the Company’s option grants as of November 30, 2011, December 31, 2011, June 30, 2012 and September 30, 2012 and the changes during the periods then ended is presented below:

	Shares	Weighted-Average Exercise Price

Outstanding November 30, 2011	—	—
Granted	—	—
Exercised	—	—

Outstanding December 31, 2011	—	—
Granted	60,000	$.86
Exercised	—	—

Outstanding June 30, 2012	60,000	$.86
Granted	45,000	$2.10
Exercised	—	—

Outstanding September 30, 2012	105,000	$1.39

The weighted average fair value at date of grant for options during nine months ended September 30, 2012 was estimated using the Black-Scholes option valuation model with the following inputs:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

A summary of the status of the Company’s vested and nonvested option grants at November 30, 2011, December 31, 2011, June 30, 2012 and September 30, 2012 and the weighted average grant date fair value is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Grant Date Fair Value
Total November 30, 2011	—	—	—
Vested	—	—	—
Nonvested	—	—	—

Total December 31, 2011	—	—	—

Vested	60,000	$.50	$30,000
Nonvested	—	—	—

Total June 30, 2012	60,000	$.50	$30,000

Vested	105,000	$.66	$69,300
Nonvested	—	—	—

Total September 30, 2012	105,000	$.66	$69,300

The status of the Company’s nonvested stock grant at November 30, 2011, December 31, 2011, June 30, 2012 and September 30, 2012 and the grant date value is presented below:

	Shares	Grant Date Value per Share	Grant Date Value
Total November 30, 2011	—	—	—
Nonvested	—	—	—
Forfeited	—	—	—

Total December 31, 2011	—	—	—

Nonvested	300,000	$.85	$255,000
Forfeited	—	—	—

Total June 30, 2012	300,000	$.85	$255,000

Nonvested	300,000	$.85	$255,000
Forfeited	—	—	—

Total September 30, 2012	300,000	$.85	$255,000

As of September 30, 2012, June 30, 2012, December 31, 2011 and November 30, 2011, the Company’s unrecognized compensation expense related to the nonvested stock grant was $63,750, $148,750, $0 and $0, respectively.

8. EMPLOYEE BENEFIT PLAN

CTT sponsors a 401(k) defined contribution plan covering substantially all employees. CTT is required and generally matches contributions up to a maximum of 4% of the participant’s earnings. The matching contributions for the two months ended September 30, 2012 were $10,670. In plan year 2012, the Company anticipates matching contributions at 4% of the participants’ earnings through December 31, 2012.

9.	FORFEITURE OF OIL AND GAS INTERESTS:

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

10.	LONG-TERM DEBT:

Long-term debt, net as of September 30, 2012 and June 30, 2012 was as follows:

	September 30, 2012	June 30, 2012

Revolving credit facility and term loan (a)	$8,411,235	$—
14% term note (b)	5,000,000	—
Treasury stock notes (c)	2,233,263	—
Installment notes (d)	558,948	—
Notes payable (e)	—	2,488,138

Total debt	16,203,446	2,488,138
Less current portion	(1,660,098)	(1,646,781)

Total long-term debt	$14,543,348	$841,357

In connection with the acquisition of CTT, the Company and its subsidiaries entered into loan agreements effective July 23, 2012 with Capital One Leverage Finance Corp. (Capital One) and ICON Investments (ICON) the proceeds of which were primarily used for the cash portion of the acquisition.

a.	Pursuant to the terms of the Credit Agreement, Capital One the lender has made available a $15 million loan commitment consisting of a revolving loan commitment of $9 million and a term loan commitment of $6 million subject to the terms of the Credit Agreement. The Credit Agreement has a maturity date of July 23, 2017 and provides for variable interest payments calculated by applying a base rate, in which the Company has the option to choose between prime or LIBOR rate, plus a margin of 1.5% to 3.25% depending on the loan and the interest rate elected by the Company. The term loan portion of the Credit Agreement requires monthly payments of $100,000 plus interest with the balance of the loan plus unpaid interest due on July 23, 2017. The Credit Agreement also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein Capital One has a subordinated loan position to ICON.

The Credit Agreement contains certain restrictive debt covenants that require the Company to maintain a certain ratio and restrictions commencing with the month ending September 30, 2012. The major requirements are that the Company must maintain a monthly Fixed Charge Coverage Ratio each month that cannot be less than 1.0 to 1.0, a rolling twelve month Leverage Ratio determined on the last day of each month that cannot be greater the 4.75 to 1.0 and the Company cannot incur capital expenditures that exceeds $3 million in any fiscal year. As of September 30, 2012, the Company is in compliance of all of the debt covenants.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement provides for 14% monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to Capital One on all other Company properties and assets. The covenants in the ICON Note are in all material respects the same as in the Capital One Credit Agreement.

c.	The Company assumed two notes payable in connection with the acquisition of CTT. The notes relate to the CTT’s purchase of common stock shares from two former stockholders. The primary note payable in the original amount of $3,445,708 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $33,003 including interest, maturing December 1, 2018. The Company’s secondary note payable in the original amount of $219,555 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $2,488 including interest, maturing December 1, 2018. Both notes are subordinated to the Capital One and ICON notes.

d.	The Company’s installment loans are comprised of approximately 3 installment loans with principal balances ranging from $80,421 to $210,000 for property and equipment used in the Company’s operations. At September 30, 2012, the loans have various maturity dates and interest rates ranging from 5.99% to 6.74% and require monthly minimum payments of principal and interest ranging from $2,930 to $4,951.

e.	The company’s notes payable consists of the following:

The Company had two revolving term notes with variable interest rates equal to the prime rate plus 1% with a minimum interest rate of 5%. At June 30, 2012 the annual interest rate was 6%. The notes required monthly interest only payments. The notes were secured by all of the Company’s assets. The term notes had a maturity date of January 13, 2013, at which time the outstanding principal balance of the notes were to be paid.

The Company had ten installment notes for ten trucks used in the Company’s operations. At June 30, 2012, the notes had annual interest rates of 7.87% and 7.25%, required monthly minimum principal payments of $12,721 and $12,516, and matured during December 2014 and January 2015. The Company’s notes payable were collateralized by the truck purchased with the respective note payable. The equipment notes payable included a deferred interest component of $257,655 which was added to the principal balance of the notes by the lender. The deferred interest was amortized on a straight-line basis over the term of the notes.

The above notes were paid-off on July 25, 2012 with proceeds from the Capital One term loan (See note 10a).

Future maturities of long-term debt as of September 30, 2012 are as follows:

Years Ending September 30,
2013	$1,660,098
2014	1,660,098
2015	1,660,098
2016	1,604,791
2017	3,986,665
Thereafter	5,631,696

$16,203,446

11.	COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated for $1,455,800 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2022 with no option to renew. The monthly lease payment for the disposal well leases is $10,300.

Years Ending September 30,
2013	$123,600
2014	123,600
2015	123,600
2016	123,600
Thereafter	961,400

$1,455,800

The Company is also obligated for $130,950 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from March 1, 2011 through May 31, 2014. The average monthly base lease payment over the remaining term of the lease is $5,456. The remaining base lease payment for the current fiscal year is $16,112. Following is a schedule of lease payments by year:

Years Ending September 30,
2013	$64,962
2014	44,505

$109,467

b.	Share based deferred compensation liability was recorded as part of the CTT purchase consideration based on the Stock Purchase Agreement dated June 29, 2012. The previous owner of CTT received $4,708,348 in consideration in form of common shares with a right to receive additional common shares if the share price of the company falls below $4.00 per share at the end of the measurement period, which is January 25, 2014, as specified in the Agreement. As of September 30, 2012, the total estimated shares for the share based deferred compensation liability was 2,242,070 shares of which 1,177,087 shares have been issued.

c.	Earnings based deferred compensation liability was recorded as part of the CTT purchase consideration based on the Stock Purchase Agreement dated June 29, 2012. The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the measurement period, which is July 31, 2013, as specified in the agreement. Because the fair value of the earnings based contingent liability will largely be determined based on the earnings as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the earnings based contingent liability at this time. Accordingly, there was no change in the fair value from the acquisition date through September 30, 2012. Future gains and losses on the re-measurement of the earnings based contingent liability will be included in other income (expense), net. As of September 30, 2012, the value of the earnings based liability was $2,300,000.

12.	EQUITY TRANSACTIONS:

a.	On September 2, 2011 FOSI, under its former name, TBX Resources, Inc. entered into an Investment Agreement with LoneStar Income and Growth, LLC, a Texas limited liability company, an unrelated third party. The Investment Agreement provided that LoneStar would acquire up to 2,750,000 shares of FOSI’s 2011 Series A 8% Preferred Stock (the “Stock”) for the sum of $5,500,000 contingent upon FOSI using the proceeds of the Stock to acquire a majority 51% membership interest in Frontier Income and Growth, LLC (“Frontier”), a salt water transportation and disposal company. The attributes of the Stock allowed the holder to convert the preferred share into two shares of Frontier common stock and a warrant for an additional share at an exercise price of $3.50 per share. LoneStar completed the purchase of $5,500,000 of the Stock and FOSI completed the acquisition of 51% of Frontier in June 2012. Effective July 12, 2012 LoneStar elected to convert the Stock into 5,500,000 shares of the common stock and 2,750,000 warrants. The weighted average fair value for the warrants was estimated using the Black-Scholes option valuation model. The value of the warrants was calculated to be $4,065,385 that was recorded to paid-in capital. In connection with the conversion of the preferred stock into common stock on July 12, 2012, the Company agreed to pay LoneStar 8% interest on its investment from January 1, 2012 through June 30, 2012. The amount of interest was calculated to be $154,263 that is included in interest expense and accrued liabilities at September 30, 2012.

b.	As stated above, FOSI acquired a majority 51% membership interest in Frontier, a salt water transportation and disposal company. More recently the Company engaged in an exchange offering under Reg. D Rule 506 to acquire the remaining 1,122 membership interests in Frontier. As of September 28, 2012 the Company successfully obtained all of the remaining membership interests and issued a total of 1,870,000 shares of FOSI’s common stock valued at $5,610,000.

13.	INCOME TAXES:

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the nine months ended September 30, 2012, September 30, 2011 and one month ended June 30, 2012 and December 31, 2011 due to the Company’s net operating losses.

14. BUSINESS ACQUISITIONS:

Acquisition of Frontier Income and Growth, LLC

On June 4, 2012, the Company completed the 51% step acquisition of Frontier Income and Growth, LLC (FIG). The Company acquired approximately 124 units of FIG which brought the total units owned by the Company to 1,168 and a 51% majority interest. The total paid by the Company for the 1,168 units was $5,080,000.

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

The following details the fair value of the consideration transferred to effect the acquisition of FIG:

Fair value of consideration	$5,080,800

The following is a preliminary valuation of the net assets acquired by the Company in the acquisition, reconciled to the total fair value of the consideration transferred:

Book value of net assets acquired as of May 31, 2012		$7,482,452

Fair value adjustment to:
Increase in property, plant & equipment	$340,000
Goodwill	909,659

Total fair value adjustments		1,249,659

Noncontrolling interest adjustment		(3,651,311)

Fair value of consideration transferred		$5,080,800

The Company, with the current preliminary fair value adjustment, calculated that the difference between the fair value of the consideration transferred and the values assigned to the identifiable assets acquired and liabilities assumed resulted in a goodwill adjustment.

In September 2012, the Company acquired 49% ownership of FIG. The transaction was valued at $5,610,000. The following is a preliminary valuation of the net book value of the noncontrolling interest acquired by the Company in the transaction reconciled to the total fair value of the consideration transferred:

Net book value of the noncontrolling interest	$3,494,677

Reduction to additional paid in capital	2,115,323

Fair value of consideration transferred	$5,610,000

Acquisition of Chico Coffman Tank Trucks, Inc.

The Company through a wholly owned subsidiary, Frontier Acquisition I, Inc. completed the acquisition of Chico Coffman Tank Trucks, Inc. on July 24, 2012 by acquiring all of the issued and outstanding stock of Chico Coffman Tank Trucks, Inc. (“CTT”) inclusive of its wholly owned subsidiary, Coffman Disposal, LLC for the sum of $16,986,939 subject to possible future adjustments for earnings and share prices. The acquisition was facilitated by credit facilities loaned to the Company in the aggregate amount of $14,000,000 provided by Capital One and ICON (See Note 10). Also, the Company established an escrow account from the seller’s cash proceeds to pay for potential liabilities arising from business activities prior the purchase of CTT such as final net working capital adjustments. The escrow agent will distribute $350,000 plus accrued interest less any pending unpaid claims to the seller on January 23, 2013. On July 24, 2013 the escrow agent will distribute to the seller the then remaining balance, if any, less unpaid claims.

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

The following details the preliminary fair value of the consideration transferred to effect the acquisition of CTT:

Cash and debt consideration	$9,978,591
Earnings based deferred compensation liability	2,300,000
Share based deferred compensation liability	4,708,348

Total fair value consideration		$16,986,939

The following is a preliminary valuation of the net assets acquired by the Company in the acquisition, reconciled to the total fair value of the consideration transferred:

Book value of net assets acquired as of July 31, 2012		$4,362,092

Fair value adjustment to:
Goodwill	$12,624,847

Total fair value adjustments		12,624,847

Fair value of consideration transferred		$16,986,939

The Company, with the current preliminary fair value adjustment, calculated that the difference between the fair value of the consideration transferred and the values assigned to the identifiable assets acquired and liabilities assumed resulted in a goodwill adjustment.

Supplemental Pro Forma Information

The following unaudited pro forma information shows the Company’s results of operations as if the fiscal 2012 business combinations had been completed on January 1, 2011. The acquirees’ pre-acquisition results have been added to the Company’s historical results, and the totals have been adjusted for the pro forma effects of amortization of intangible assets recognized as part of the business combination, inventory and property valuation adjustments, interest expense related to the financing of the business combinations, and related income taxes. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

FRONTIER OILFIELD SERVICES, INC.

Summary Pro Forma Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Revenue	$13,169,382	$10,655,436	$34,472,624	$30,465,014
Cost of revenue	10,482,110	7,908,308	26,036,848	23,020,055
Operating, general and administrative	3,409,719	2,016,547	8,876,069	5,359,387
Depreciation	889,161	357,827	2,126,737	1,065,620

Income (loss) from operations	(1,611,608)	372,754	(2,567,030)	1,019,952
Loss from discontinued operations	—	51,076	—	262,935
Other expenses, net	391,132	40,618	181,200	179,112

Net Income (Loss)	$(2,002,740)	$281,060	$(2,748,230)	$577,905

Pro forma net loss per common share	$(0.14)	$0.07	$(0.25)	$0.14

Weighted average common shares outstanding	14,401,495	4,027,442	11,026,591	4,027,442

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

OVERVIEW

The Company has gone through a number of significant changes within the last quarter. The primary change has been the implementation of the Company’s new business plan which calls for the Company to reduce its role as an owner of oil production assets and to become an oilfield services company dealing primarily in salt water transportation and disposal.

The Company and its wholly owned subsidiary, Frontier Acquisition I, Inc., acquired Chico Coffman Tank Trucks, Inc. and its subsidiary Coffman Disposal, LLC, effective July 31, 2012. The Company also acquired Frontier Income and Growth, LLC (FIG) and its subsidiary Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. in two steps; the first step was effective May 31, 2012 and Frontier acquired 51% of FIG and in a second step, effective September 30, 2012, Frontier acquired the other remaining 49% of FIG.

As stated above the Company’s current business, through its subsidiaries, is in the oil field services industry, primarily the transportation and disposal of salt water and other oil field fluids in Texas and Oklahoma. The Company, through its recent acquisitions, currently owns and operates thirteen disposal wells in Texas. The Company’s customer base includes national, integrated, and independent oil and gas exploration companies.

In addition, the Company continues to have a small interest in producing wells and acreage. We have a minor overriding interest in two producing gas wells in Wise County, Texas and seven producing gas wells in Denton County, Texas. The following is a brief discussion of the oil properties we retain.

DESCRIPTION OF PROPERTIES

We currently have royalty interests in Denton and Wise Counties, Texas. The following is a breakdown of our properties by field as of September 30, 2012:

Name of Field	Gross Producing Well Count	Net Producing Well Count
Newark East, Override Interest	9	0.04

Productive Wells and Acreage:

The following is a breakdown of our productive wells and acreage as of September 30, 2012:

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Total Net Developed Acres
Wise County	—	—	2	0.0360	224	8.06
Denton County	—	—	7	0.0360	566	20.38

Notes:

1.	Total Gross Wells are those wells in which the Company holds an overriding interest in as of September 30, 2012.
2.	Net Productive Wells was calculated by multiplying the overriding interest held by the Company in each of the 9 Gross Wells and adding the resulting products.
3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds an overriding interest.
4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total overriding interest held by the Company in the respective properties.
5.	All acreage in which we hold an overriding interest as of September 30, 2012 have or had existing wells located thereon; thus all acreage may be accurately classified as developed.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimated.

Fiscal Year Change

On June 28, 2012, the Board of Directors approved the change in the Company’s fiscal year from November 30 to December 31. The change became effective at the end of the quarter ended September 30, 2012. All references to “years”, unless otherwise noted, refer to the 12-month fiscal year, which prior to December 1, 2011, ended on November 30, and beginning with January 1, 2012, ends on December 31, of each year. Therefore, as a result of this change, the Company has presented the Results of Operations with a September 30, 2012 and August 31, 2011 comparison. From this point forward the Company will file all periodic filings (10-Q and 10-K) with the Commission on a December 31 year end cycle.

RESULTS OF OPERATIONS

For the third quarter ended September 30, 2012 we reported a net loss of $2,538,253 as compared to net loss of $8,923 for the three months ended August 31, 2011. For the nine months ended September 30, 2012, we reported a net loss of $4,149,517 as compared to a net loss of $80,677 for the nine months ended August 31, 2011. Of the loss for the nine months ended September 30, 2012, $156,635 is attributable to the noncontrolling interest. The components of these results are explained below.

Revenue- net revenue for the three months ended September 30, 2012 was $9,841,682 compared to $3,505 for the three months ended August 31, 2011. Net revenue for the nine months ended September 30, 2012 was $10,716,412 as compared to $5,927 for the nine months ended August 31, 2011. The increase in net revenue for the quarter of $9,838,177 and year-to-date of $10,710,485 is attributable to the recent acquisitions of Chico Coffman Tank Trucks (CTT) and Frontier Income and Growth (FIG).

Expenses- The components of our expenses for the three and nine months ended September 30, 2012 and August 31, 2011 are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Aug. 31, 2011	Sept. 30, 2011	Aug. 31, 2011
Expenses:
Operating expenses	$1,996,758	$337	$2,102,623	$4,517
General and administrative	792,437	12,091	2,142,539	68,218
Acquisition expenses	313,620	—	313,620	—
Depreciation	701,088	—	805,751	—
Loss on forfeiture of properties	—	—	—	16,089

	$3,803,903	$12,428	$5,364,533	$88,824

Operating expenses increased $1,996,421 for the quarter ended September 30, 2012 as compared to the quarter ended August 31, 2011 and increased $2,098,106 for the nine months ended September 30, 2012 over the nine months ended August 31, 2011. The increase in operating expenses for the quarter and year-to-date is attributable to our recent acquisitions of CTT and FIG.

General and administrative expenses increased $780,346 for the three months ended September 30, 2012 as compared to the three months ended August 31, 2011. The increase is attributable to stock compensation cost of $493,550, salaries and wages of $179,652, legal and professional fees of $41,665 and expenses in all other categories totaling $65,479. For the nine months ended September 30, 2012, general and administrative expenses increased $2,074,321 as compared to the nine months ended August 31, 2011. The increase is attributable to stock compensation cost of $909,813, salaries and wages of $482,981, legal and professional fees of $335,499 and expenses in all other categories totaling $346,028.

Acquisition expense of $313,620 for the three and nine months ended related to the acquisition of CTT. There were no comparable expenses in 2011.

Depreciation expense totaled $701, 088 for the three months ended September 30, 2012 and $0 for the three months ended August 31, 2011. Depreciation expense totaled $805,751 for the nine months ended September 30, 2012 and $0 for the nine months ended August 31, 2011. The increase in depreciation expense is attributable to our recent acquisitions of CTT and FIG.

The Company forfeited its interest in Johnson #1-H and Johnson and #2-H Joint Ventures and wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089 for the nine month period ended August 31, 2011.

Interest expense for the three and nine months ended September 30, 2012 primarily related to the acquisition notes, line of credit note and LoneStar agreement to pay 8% interest on invested funds through June of 2012.

The Company sold property and equipment in the in the quarter ended September 30, 2012 for $4,500 and wrote-off the fully depreciated value of the related assets. The gain on the transaction was $2,750.The Company also sold property and equipment in the in the quarter ended August 31, 2011 for $2,220 and wrote-off the fully depreciated value of the related assets.

The Company losses on its equity interest in FIG through May 31. 2012 were $169,794. FIG’s results since May 31, 2012 are reflected in the Company’s consolidated statement of operations. With the purchase of 100% of FIG in September of 2012, the Company wrote-off the value of its net profits interest totaling $284,900.

We have not recorded any federal income taxes for the nine months ended September 30, 2012 and August 31, 2011 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had total assets of $34,832,453 of which property and equipment and goodwill amounted to $27,007,607 or 77.5% of the total. Our revenues for the current fiscal quarter totaled $9,841,682 while the revenues for the quarter ended August 31, 2011 were $3,505. Our accumulated losses as of September 30, 2012 totaled $16,067,872. The Company had a cash balance of $416,243 as of September 30, 2012. Our current ratio at September 30, 2012 was .84:1. As of September 30, 2012 our

stockholders’ equity was $5,330,999. Our cash used in operations totaled $101,777 for the nine months ended September 30, 2012 while cash used in operations totaled $47,410 for the nine months ended August 31, 2011. This represents an increase of $54,367 in cash used in operating activities. Cash used in investing activities totaled $2,550,089 for the nine months ended September 30, 2012 that consisted of cash used for acquisition of subsidiaries net of cash received totaling $1,900,402, purchase of property and equipment totaling $287,783, purchase of a certificate of deposit for $77,614 and payments to a related party totaling $288,790 offset by the cash received from the sale of property and equipment totaling $4,500. Cash flows from investing activities for the nine months ended August 31, 2011 totaled $47,276 which consisted of $2,220 from the sale of property and equipment and payments from a related party totaling $45,056. Cash flows from financing activities for the nine months ended September 30, 2012 totaled $3,063,059 that consisted of the sale of preferred stock totaling $2,353,000, common stock totaling $90,000, borrowings totaling $2,308,509 offset by deferred loan fees totaling $1,455,042 and payments on notes payable totaling $233,408. There were no financing activities for the nine months ended August 31, 2011.

PLAN OF OPERATION FOR THE FUTURE

We have funded operations from cash generated from the sale of preferred stock, debt financing and revenue from our oilfield services operations. We expect that the principal source of funds in the near future will be from the sale of common stock, oilfield service operations and bank financing. Management’s plan is to seek additional equity and/or debt financing. Any such additional funding will be done on an “as needed” basis and will only be done in those instances in which we believe additional expenditures will increase our ability to become profitable. However, our actual results may differ from our intentions and the amount may be material.

We are currently evaluating the operations of the companies we recently acquired to determine if there are opportunities to generate additional efficiencies and synergies among our newly acquired entities which could translate into additional revenues or a reduction in operating costs.

Our ability to continue our strategy of growth through acquisition by acquiring companies and/or assets which will allow the Company to further operate in the salt water transportation and disposal services industry is strictly contingent upon our ability to locate adequate debt or equity financing to pay for the acquisition of additional companies and/or assets. There can be no assurance that we will be able to i) locate additional companies and/or assets to acquire that are suitable for our investment or ii) obtain debt or equity financing to pay for the costs of acquiring additional companies and/or assets at terms that are acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of September 30, 2012 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2012

FRONTIER OILFIELD SERVICES, INC.

Signatures:	/s/ Tim Burroughs
Tim Burroughs, President and Chief Executive Officer

/s/ Kenneth K. Conte
Kenneth K. Conte, Chief Financial Officer