Form 10-K
period 2012-12-31
FRONTIER OILFIELD SERVICES INC
filed 2013-04-01
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    ☐  Yes    ☒  No

The Issuer’s revenues for the most recent fiscal year were $21,706,435.

On March 27, 2013, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $26,352,722. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on March 27, 2013 as reported on the Over-The-Counter Pink Sheet Market. As of March 27, 2013, the Company had 20,169,383 issued and outstanding shares of common stock.

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

Item 1. Business

The Company and Its Business

Frontier Oilfield Services, Inc. (formerly TBX Resources, Inc.) a Texas corporation (and collectively with its subsidiaries, “we”, “our”, “Frontier” or the “Company”), was organized on March 24, 1995. The accompanying consolidated financial statements include the accounts of the Company and Frontier Acquisition I, Inc., and its subsidiary Chico Coffman Tank Trucks, Inc. (“CTT”) (CTT was acquired effective July 31, 2012), and its subsidiary Coffman Disposal, LLC, and Frontier Income and Growth, LLC (“FIG”) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. (effective May 31, 2012, Frontier acquired 51% of FIG in a step acquisition and effective September 30, 2012 Frontier acquired the remaining 49% of FIG).

The Company’s current business, through its operating subsidiaries, is in the oil field services industry, primarily the transportation and disposal of salt water and other oil field fluids in Texas and Oklahoma. The Company currently owns and operates thirteen (13) permitted disposal wells in Texas. The Company’s customer base includes national, integrated, and independent oil and gas exploration companies with no customer accounting for more than ten percent (10%) of the Company’s gross revenues. In addition, the Company has a minor overriding interest in two (2) producing gas wells in Wise County, Texas and seven (7) producing gas wells in Denton County, Texas. Prior to engaging in the oilfield services industry Frontier was in the business of acquiring and developing oil and gas properties, providing contract services to an affiliate and sponsoring and managing joint venture oil and gas development partnerships.

Recent Developments

As of December 31, 2012, the Company was in technical default of its term loans with two financial institutions resulting from its inability to maintain two required financial ratios of the respective loan agreement debt covenants and accordingly classified the year end note balances as a current liability. The Company is working to cure the financial ratio deficiencies and expects to be compliant by the end of the second quarter of 2013.

On September 2, 2011 Frontier, under its former name, TBX Resources, Inc. entered into an Investment Agreement with LoneStar Income and Growth, LLC, a Texas limited liability company, an unrelated third party. The Investment Agreement provided that LoneStar would acquire up to 2,750,000 shares of Frontier’s 2011 Series A 8% Preferred Stock (the “Stock”) for the sum of $5,500,000 contingent upon the Company using the proceeds of the Stock to acquire a majority 51% membership interest in FIG which through its wholly owned subsidiaries; Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC transports and disposes salt water and other oilfield fluids. The attributes of the Stock allowed the holder to convert the preferred share into two shares of Frontier’s common stock and a warrant for an additional share at an exercise price of $3.50 per share. LoneStar completed the purchase of $5,500,000 of the Stock and Frontier completed the acquisition of 51% of FIG in June 2012 (see below). Effective July 12, 2012 LoneStar elected to convert the Stock into 5,500,000 shares of the common stock and 5,500,000 warrants.

On June 4, 2012, the Company completed the 51% step acquisition of FIG. The Company acquired approximately 124 membership units of FIG which brought the total membership units owned by the Company to 1,168 and a 51% majority interest. The fair value consideration paid by the Company for the 1,168 units was $3,877,000. More recently the Company engaged in an exchange offering under Reg. D Rule 506 to acquire the remaining 1,122 membership interests in FIG. As of September 28, 2012 the Company successfully obtained all of the remaining membership interests and issued a total of 1,869,999 shares of its common stock valued at $5,610,000 to the individual members of FIG, none of which are holders of more than five percent (5%) or more of the Company’s common stock.

On July 31, 2012, the Company through a wholly owned subsidiary, Frontier Acquisition I, Inc. completed the acquisition of Chico Coffman Tank Trucks, Inc. by acquiring all of the issued and outstanding stock of Chico Coffman Tank Trucks, Inc. (“CTT”) inclusive of its wholly owned subsidiary, Coffman Disposal, LLC, for the sum of $16,986,939, subject to possible future adjustments for earnings and share prices. The acquisition was facilitated by credit facilities loaned to the Company in the aggregate amount of approximately $12,000,000 provided by Capital One Leverage Finance (“Capital One”) and ICON Investments (“ICON”). In this regard, the Company and its subsidiaries entered into loan agreements effective July 23, 2012 with Capital One and ICON. Pursuant to the terms of the Credit Agreement with Capital One, the lender has made available a $15 million loan commitment consisting of a revolving loan commitment of $9 million and a term loan of $6 million subject to the terms of the Credit Agreement. The Company and its subsidiaries also entered into a Term Loan, Guaranty and Security Agreement with ICON for the amount of $5 million. The Loan Agreement provides for monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. In addition to the preceding referenced notes the Company also assumed two notes payable in connection with the acquisition of CTT. The notes relate to CTT’s purchase of common stock shares from two former stockholders. The primary note payable in the original amount of $3,445,708 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $33,003 including interest, maturing December 1, 2018. The Company’s secondary note payable in the original amount of $219,555 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $2,488 including interest, maturing December 1, 2018. Both notes are subordinated to the Capital One and ICON notes.

Oil and Gas Wells Held By the Company

As further described in the description of properties section below we have a minor overriding interest in two producing wells in Wise County and seven producing gas wells in Denton County, Texas.

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

In addition, in order to finance future development and operating activities, we may secure additional capital through business alliances with third parties or other debt/equity financing arrangements. However, potential investors should note that while we currently have in place two definite financing arrangement there can be no assurance that we will be able to enter into additional financing arrangements or that if we are able to enter into such arrangements, we will be able to achieve any profitability as a result of our operations.

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

Federal Regulatory Controls

The Company and its operations are affected by a number of federal regulations. These regulations directly affect our small amount of production activities but indirectly affect our primary activity, salt water disposal, as they have an impact on our customers who are oil and gas producers and who generate the salt water we transport and dispose of.

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

State Regulatory Controls

In each state where we conduct or contemplate oil and gas activities, these activities are subject to various regulations. The regulations relate to the extraction, production, transportation and sale of oil and natural gas, the issuance of drilling permits, the methods of developing new production, the spacing and operation of wells, the conservation of oil and natural gas reservoirs and other similar aspects of oil and gas operations. In particular, the State of Texas (where we have conducted the majority of our salt water disposal activities and oil and gas operations to date) regulates the rate of daily production allowable from both oil and gas wells on a market demand or conservation basis. At the present time, no significant portion of our production has been curtailed due to reduced allowables. Our salt water and drilling fluid disposal activities are subject to inspection and permitting by state authorities. There have been recent regulatory and legislative proposals due to concerns primarily with potential water supply contamination due to claims that such contamination could potentially be caused by fracing operations.

We know of no proposed regulation or legislation that will materially impede our operations.

Environmental Regulations

Our salt water disposal operations are subject to environmental protection regulations established by federal, state, and local agencies. To the best of our knowledge, we believe that we are in compliance with the applicable environmental regulations established by the agencies with jurisdiction over our operations. We are acutely aware that the applicable environmental regulations currently in effect could have a material detrimental effect upon our earnings, capital expenditures, or prospects for profitability. Our competitors are subject to the same regulations and therefore, the existence of such regulations does not appear to have any material effect upon our position with respect to our competitors. The Texas Legislature has mandated a regulatory program for the management of hazardous wastes generated during crude oil and natural gas exploration and production, gas processing, oil and gas waste reclamation, salt water disposal and transportation operations. The disposal of these wastes, as governed by the Railroad Commission of Texas, is becoming an increasing burden on the industry. Our disposal operations are subject to inspection and regulation by state and federal environmental authorities.

Employees

Currently we employ 11 full time employees in our corporate headquarters and 351 full time employees in our field operations for a total of 362 employees. We currently do not have any part time employees.

Item 1A. Business Risks

Our future success depends upon our ability to adapt to changes in the oil industry and successfully implement our new business strategy.

Due to the changes occurring in the oil industry we have adopted and implemented a revised business plan which caused the Company to change its primary focus from oil production activities to acquiring businesses and assets that are involved in the oil field services industry with an emphasis on salt water disposal. The Company currently has very limited financial resources and there can be no assurance that we will be successful in locating additional salt water disposal businesses or assets and if we are successful in locating them that we will be able to successfully acquire them.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect our services.

Hydraulic fracturing is an important and commonly used process for the completion of oil and natural gas wells in formations with low permeability, such as shale formations, and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate production. Due to concerns raised concerning potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated in the United States to render permitting, public disclosure and construction and operational compliance requirements more stringent for hydraulic fracturing. While hydraulic fracturing typically is regulated in the United States by state oil and natural gas commissions, there have been developments indicating that more federal regulatory involvement may occur.

The EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act, or SDWA, over certain hydraulic fracturing activities involving the use of diesel. In addition, from time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing in the United States under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering adopting legal requirements that could impose more stringent requirements on hydraulic fracturing activities. In the event that new or more stringent federal or state legal restrictions relating to use of the hydraulic fracturing process in the United States are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with requirements relating to permitting, construction, financial assurance, monitoring, recordkeeping, and/or plugging and abandonment, as well as could experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our produced and non-produced water disposal services.

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

The Company’s primary method of collecting salt water from its disposal customers is by truck. Consequently the Company has a number of trucks operating on the roads and highways where potential accidents and liability may occur. While the Company insures itself from certain risks, there is no assurance that the Company will be able to obtain such insurance in the future or if available that the insurance will be adequate to cover all of any potential liability or judgment rendered against the Company. Should the Company not be insured or the amount of its insurance be inadequate to cover any finding of liability against the Company then it is likely that the Company would not be able to continue as a going concern.

We may not obtain necessary permits.

We are required to obtain certain permits, approvals or licenses in connection with our proposed operations. We may not be able to obtain new or transferred permits, approvals or licenses on a timely basis or at all, which would result in material adverse consequences to our business and financial condition.

Our salt water disposal operations may be subject to liability or claims of environmental damages.

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

Our business may fail.

There is limited operating history upon which to base an assumption that we will be able to achieve our business plans. Our salt water disposal operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of significant operating history and potential undercapitalization. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, our ability to acquire suitable assets and to maintain our existing customer base and attract new customers. There can be no assurance that we will achieve our projected goals or accomplish our business plans; and such failure could have a material adverse effect on the Company and its stockholders. If we are not able to achieve and maintain operating revenues, the Company could fail and you could lose your entire investment.

We will require additional funding to implement our business plan.

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

Industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil and gas producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and gas industry and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity. This reduction may cause a decline in the demand for our services or adversely affect the price of our services. In addition, reduced discovery rates of new oil and gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and gas prices, to the extent existing production is not replaced and the number of producing wells for us to service declines.

Competition may adversely affect us.

The water disposal services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can.

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

Our concentration of customers in a single industry may impact our overall exposure to credit risk.

All of our salt water disposal customers operate in the energy industry. This concentration of operations and customers in a single industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.

Oil prices are volatile. A substantial decrease in oil prices could adversely affect our financial results.

Our future financial condition is significantly impacted by results of our skim oil operations which depend upon the prices we receive for our oil processing. Oil prices historically have been volatile and likely will continue to be volatile in the future, especially given world geopolitical conditions. Our cash flow from operations is somewhat dependent on the prices that we receive for skim oil. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer demand for oil;

•	the domestic and foreign supply of oil;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price of foreign oil;

•	domestic governmental regulations and taxes;

•	the price and availability of alternative fuel sources;

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil price movements with any certainty. Declines in oil prices would reduce revenue and, as a result, could have a material adverse effect upon our financial condition, results of operations, and the carrying values of our properties. If the oil industry experiences significant price declines, we may, among other things, be unable to meet our financial obligations or make planned expenditures.

Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $11.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2011, NYMEX oil prices fluctuated but averaged $97.00 per Bbl. For 2012 oil prices also fluctuated but averaged approximately $94.00 per Bbl. While we attempt to obtain the best price for our skim oil in our marketing efforts, we cannot control these market price swings and are subject to the market volatility for this type of oil. These price differentials relative to NYMEX prices can have as much of an impact on our profitability as does the volatility in the NYMEX oil prices.

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

Acquisition of entire businesses is a component of our growth strategy; our failure to complete future acquisitions successfully could reduce the earnings and slow our growth.

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

We may issue additional shares of Preferred Stock.

Pursuant to our certificate of incorporation, our board of directors has the authority to issue additional series of preferred stock and to determine the rights and restrictions of shares of those series without the approval of our stockholders. The rights of the holders of the current series of common stock may be junior to the rights of preferred stock that may be issued in the future.

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

Item 2. Description of Properties.

We maintain our corporate offices at 3030 LBJ Freeway, Suite 1320, Dallas, Texas 75234. The Company’s operating lease agreement as amended was extended for thirty-nine months through May 31, 2014 and currently pays a monthly base rental of $7,440.49. The Company’s continuing obligation under the base lease is approximately $129,332.

The Company owns ten (10) acres of vacant land in Johnson County and 7.055 acres in Chico, Texas on which it has five (5) buildings used for its water disposal operations in that area. The Company also owns 7.49 acres in Harrison County, Texas on which three (3) of its disposal wells are located along with a small manufacture and repair shop. In addition, the Company is obligated under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew, and the third lease expires on May 31, 2022 with no option to renew. The monthly lease payment for the disposal well leases is $10,300.

Following is information concerning production from our oil and gas wells, productive well counts and both producing and undeveloped acreage. We currently have a minor overriding interest in seven (7) Barnett Shale gas wells in Denton County, Texas and two (2) Barnett Shale gas wells in Wise County, Texas.

Reserves Reported To Other Agencies. We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.

The following information pertains to our properties as of December 31, 2012:

	Gross	Net
	Producing	Producing
Name of Field or Well	Well Count	Well Count
Newark East, Override Interest	9	0.036

Productive Wells and Acreage

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Total Net Developed Acres
Wise County	—	—	2	0.0360	224	8.06
Denton County	—	—	7	0.0360	566	20.38

Notes:

1.	Total Gross Wells are those wells in which the Company holds an overriding interest in as of December 31, 2012.

2.	Net Productive Wells was calculated by multiplying the overriding interest held by the Company in each of the nine (9) Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds an overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold an overriding interest as of December 31, 2012 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.

6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.

Forfeiture of Oil and Gas Interests

During the first quarter of the last fiscal year, we were notified the Company had forfeited its interest in the Johnson #1-H and Johnson #2-H Joint Ventures effective September 7, 2010 for not paying a Special Assessment of $43,008 for estimated workover expenses. If we had known of the Special Assessment cash call we would have declined to participate because there was no assurance that the rework would be successful in increasing production to recoup the Special Assessment amount and extend the life of the wells. In addition, we are no longer obligated to pay the plug and abandonment costs for these wells.

As a result of the forfeiture, in 2011 the Company wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089.

Item 3. Legal Proceedings

The Company is not currently the subject of or involved in any material litigation.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prices for our common stock are currently quoted in the over-the-counter Pink Sheets maintained by the National Quotation Bureau (NQB) owned Pink Sheet OTC Market, Inc. and our ticker symbol is FOSI.PK (Formerly TBXC). Prices for our stock were approved for quotation on the over-the-counter on January 27, 2001. The following table shows the high and low bid information for our common stock for each quarter during which prices for our common stock have been quoted.

QUARTER EXCEPT JUNE	LOW BID	HIGH BID
Quarter ending February 28, 2012	$0.50	$1.05
Quarter ending May 31, 2012	$0.70	$1.30
Month ending June 30, 2012	$0.80	$1.25
Quarter ending September 30, 2012	$0.80	$4.50
Quarter ending December 31, 2012	$1.50	$2.50

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2011	$0.01	$0.06
Quarter ending May 31, 2011	$0.01	$0.09
Quarter ending August 31, 2011	$0.01	$0.07
Quarter ending November 30, 2011	$0.07	$1.55

The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 976 shareholders of record for our common stock as of December 31, 2012.

Item 6. Selected Financial Data

Not applicable as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 2012 and November 30, 2011.

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

Recent Financial Developments

As of December 31, 2012, the Company was in technical default of its term loans with two financial institutions resulting from its inability to maintain two financial ratios of the debt covenants and accordingly classified the year end note balances as a current liability. The Company is working to cure the financial ratio deficiencies and expects to be compliant by the end of the second quarter of 2013.

On September 2, 2011 Frontier, under its former name, TBX Resources, Inc. entered into an Investment Agreement with LoneStar Income and Growth, LLC, a Texas limited liability company, an unrelated third party. The Investment Agreement provided that LoneStar would acquire up to 2,750,000 shares of the Stock for the sum of $5,500,000 contingent upon the Company using the proceeds of the Stock to acquire a majority 51% membership interest in FIG which through its wholly owned subsidiaries; Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC transports and disposes salt water and other oilfield fluids. The attributes of the Stock allowed the holder to convert the preferred share into two shares of Frontier’s common stock and two warrants for an additional share at an exercise price of $3.50 per share. LoneStar completed the purchase of $5,500,000 of the Stock and Frontier completed the acquisition of 51% of FIG in June 2012 (see below). Effective July 12, 2012 LoneStar elected to convert the Stock into 5,500,000 shares of the common stock and 5,500,000 warrants.

On June 4, 2012, the Company completed the 51% step acquisition of FIG. The Company acquired approximately 124 units of FIG which brought the total units owned by the Company to 1,168 and a 51% majority interest. The cash price paid was $5,080,000 less $1,203,000 borrowed from FIG that resulted in the fair value consideration for the 1,168 units of $3,877,000. More recently the Company engaged in an exchange offering under Reg. D Rule 506 to acquire the remaining 1,122 membership interests in FIG. As of September 28, 2012 the Company successfully obtained all of the remaining membership interests and issued a total of 1,869,999 shares of its common stock valued at $5,610,000 to the individual members of FIG, none of which hold 5% or more of the Company’s common stock.

The Company through a wholly owned subsidiary, Frontier Acquisition I, Inc. completed the acquisition of CTT on July 31, 2012 by acquiring all of the issued and outstanding stock of CTT inclusive of its wholly owned subsidiary, Coffman Disposal, LLC for the sum of $16,986,939. The acquisition was facilitated by credit facilities loaned to the Company in the aggregate amount of approximately $12,000,000 provided by Capital One and ICON. In this regard, the Company and its subsidiaries entered into loan agreements effective July 23, 2012 with Capital One and ICON. Pursuant to the terms of the Credit Agreement with Capital One, the lender has made available a $15 million loan commitment consisting of a revolving loan commitment of $9 million and a term loan of $6 million subject to the terms of the Credit Agreement. The Company and its subsidiaries also entered into a Term Loan, Guaranty and Security Agreement with ICON for the amount of $5 million. The Loan Agreement provides for 14% monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. In addition to the preceding referenced notes the Company also assumed two notes payable in connection with the acquisition of CTT. The notes relate to the CTT’s purchase of common stock shares from two former stockholders. The primary note payable in the original amount of $3,445,708 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $33,003 including interest, maturing December 1, 2018. The Company’s secondary note payable in the original amount of $219,555 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $2,488 including interest, maturing December 1, 2018. Both notes are subordinated to the Capital One and ICON notes.

Effective November 30, 2010, Gulftex Operating forgave $433,232 in loans and advances to Frontier because we had insufficient working capital to repay them. However, during the fiscal year ended November 30, 2011 circumstances changed and the Company repaid $122,511 of the amount previously written-off. During the year ended December 31, 2012 Frontier repaid the remaining balance of $310,721 with an offset to paid-in capital.

Other Developments

On September 1, 2011, we entered into a services agreement with FIG. Under the agreement the Company charged FIG for a portion of administrative services and rent. For the three months ended November 30, 2011 the Company billed $31,748 for these services. For the five months ended May 31, 2012 the Company billed $70,079, at which time the agreement was terminated.

On December 1, 2010, we entered into a services agreement with Gulftex Oil & Gas, LLC. Under the agreement the Company charged Gulftex for a portion of administrative services and rent. For the nine months ended August 31, 2011, the Company billed $24,695 for these services at which time the agreement was terminated.

Our officers resumed drawing salaries in October of the previous fiscal year. Due to the financial condition of the Company in 2010, Tim Burroughs and Sherri Cecotti agreed, effective February 16, 2010, to draw no salary until such time as the Company had sufficient cash to sustain the operations including the payment of their salaries. The forbearance of the above officer’s salary was a complete forbearance and not a deferral. The salaries were resumed in fourth quarter of 2011. During fiscal years 2009 and 2010 one of our officers, Bernard “Dick” O’Donnell received no cash compensation but was given 200,000 common shares in lieu of salary in 2011.

Results of Operations

We recorded a net loss of $6,052,149 for the year ended December 31, 2012 as compared to a net loss of $485,031 for fiscal year ended November 30, 2011. The increase in our loss of $5,567,118 or 1,247.8% is discussed below.

Net Revenues - Total net revenues increased $21,699,562, from $6,873 for the twelve months ended November 30, 2011 to $21,706,435 for the twelve months ended December 31, 2012. The increase in net revenues is attributable to the recent acquisitions of CTT and FIG.

Costs and Expenses - Total costs and expenses increased $26,194,818 (7,575.6%), from $345,777 for the twelve months ended November 30, 2011 to $26,540,595 for the twelve months ended December 31, 2012.

Direct costs for the twelve months ended December 31, 2012 were $16,550,368. The direct costs are attributable to our recent acquisitions of CTT and FIG.

Indirect costs increased $4,198,663 for the twelve months ended December 31, 2012, from $4,741 for the twelve months ended November 30, 2011 to $4,203,404 for the twelve months ended December 31, 2012. The increase in operating expenses is attributable to our recent acquisitions of CTT and FIG.

General and administrative expenses increased $3,303,375 (1,016.8%), from $324,888 for the twelve months ended November 30, 2011 to $3,628,263 for the twelve months ended December 31, 2012. The increase is due to higher legal and professional fees of $1,082,487, salaries and benefits of $660,432, stock compensation expense of $1,387,363 and $173,093 in other general and administrative expense categories.

Acquisition expense of $426,943 for the twelve months ended December 31, 2012 related to the acquisition of CTT. There were no comparable expenses in 2011.

Depreciation increased $1,731,558 from $59 for the twelve months ended November 30, 2011 to $1,731,617 for the twelve months ended December 31, 2012. The increase in depreciation expense is attributable to our recent acquisitions of CTT and FIG.

The Company forfeited its interest in Johnson #1-H and Johnson and #2-H Joint Ventures and wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089 in the 2011 fiscal year. There were no such losses in the current fiscal year.

Interest expense totaling $944,163 for the twelve months ended December 31, 2012 primarily related to the acquisition notes, line of credit note and LoneStar agreement to pay 8% interest on invested funds through June of 2012. There were no comparable expenses in 2011.

The Company sold property and equipment during the year ended December 31, 2012 for $131,821 and wrote-off the fully depreciated values of the related assets. The gain on the transactions was $64,631. The Company also sold property and equipment during the fiscal year ended November 30, 2011for $2,220 and wrote-off the fully depreciated values of the related assets.

The Company’s loss on its equity interest in FIG through May 31, 2012 was $169,794. FIG’s results since May 31, 2012 are reflected in the Company’s consolidated statement of operations. With the purchase of 100% of FIG in September of 2012, the Company wrote-off the value of its net profits interest totaling $284,900. The Company’s unrealized loss on its equity investment in FIG for the fiscal year ended November 30, 2011 was $148,347.

The loss attributable to the noncontrolling interest for the twelve months ended December 31, 2012 was $156,635. There was no comparable amount in 2011.

Provision For Income Taxes - No tax benefits were recorded for the twelve months ended December 31, 2012 and November 30, 2011 and the one month ended December 31, 2011 due to the losses we have experienced and a valuation allowance for 100% of the deferred tax assets was established because of the continued uncertainty as to the realization of this asset.

Liquidity and Capital Resources

As of December 31, 2012, we had total assets of $33,623,294 of which property, equipment and provisional goodwill amounted to $25,922,659 or 77.1% of the total. As of November 30, 2011, we had total assets of $3,161,688 of which investments in unconsolidated affiliated company amounted to $3,136,553 or 99.2% of the total. Our revenues for the current year totaled $21,706,435 while the revenues for the previous fiscal year totaled $6,873. Our accumulated losses as of December 31, 2012 and November 30, 2011 totaled $18,127,139 and $11,890,719, respectively. At December 31, 2012, we had $67,824 in cash as compared to $13,871 for November 30, 2011. As of December 31, 2012 the ratio of current assets to current liabilities was .30:1 as compared to .04:1 for November 30, 2011. Long-term debt totaled $2,225,570 at December 31, 2012. We had no long-term debt at November 30, 2011. As of December 31, 2012, our shareholders’ equity was $4,491,785. As of November 30, 2011 our shareholders’ equity was $2,756,452.

We have funded operations from cash generated from the sale of common and preferred stock and revenue from oilfield water disposal services. Our cash used in operations totaled $849,017 for the twelve months ended December 31, 2012 while our cash used for operations totaled $298,244 for the twelve months ended November 30, 2011. This represents an increase of $550,773 in cash used for operating activities. Our net capital investments totaled $1,887,759 for the current year while our net capital investments for the previous fiscal year totaled $2,611,055. Net cash provided by financing activities totaled $2,799,550 for the twelve months ended December 31, 2012 while net cash net provided by financing activities totaled

$2,922,505 for the twelve months ended November 30, 2011. We expect that the principal source of funds in the near future will be from the sale of common stock, operations and bank financing. We are currently evaluating the operations of the companies we recently acquired to determine if there are opportunities to generate additional efficiencies and synergies among acquired entities which could translate into additional revenues and reduction in operating costs.

In the past we have primarily acquired producing oil and gas properties with opportunities for future development and contracted well operations to contractors. Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire water disposal companies and/or assets. Any such additional funding will be done on an “as needed” basis and will only be done in those instances in which we believe such additional expenditures will increase our profitability. However, actual results may differ from management’s plan and the amount may be material.

Our ability to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire companies and/or assets which will allow the Company to further operate in the water disposal segment of the oilfield services industry is strictly contingent upon our ability to locate adequate financing or equity to pay for these additional companies and/or assets. There can be no assurance that we will be able to obtain the opportunity to buy companies and/or assets that are suitable for our investment or that we may be able to obtain financing or equity to pay for the costs of these additional companies and/or assets at terms that are acceptable to us. Additionally, if economic conditions justify the same, we may hire additional employees although we do not currently have any definite plans to make additional hires.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – December 31, 2012 and 2011 and November 30, 2011	F-2 & F-3

Consolidated Statements of Operations- For The Years Ended December 31, 2012 and November 30, 2011 and One Month Ended December 31, 2011	F-4

Consolidated Statements of Cash Flows- For The Years Ended December 31, 2012 and November 30, 2011and One Month Ended December 31, 2011	F-5

Consolidated Statements of Changes In Stockholders’ Equity- For The Years Ended December 31, 2012 and November 30, 2011 and One Month ended December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Frontier Oilfield Services, Inc. and subsidiaries

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Frontier Oilfield Services, Inc. and subsidiaries, (the “Company”) as of December 31, 2012 and 2011 and November 30, 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and November 30, 2011 and for the one month period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Oilfield Services, Inc. and subsidiaries at December 31, 2012 and 2011 and November 30, 2011 and the results of their consolidated operations and cash flows for the years ended December 31, 2012 and November 30, 2011 and for the one month period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

April 1, 2013

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

(Formerly TBX Resources, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	November 30, 2011	December 31, 2011
ASSETS
Current Assets:
Cash	$67,824	$13,871	$5,050
Certificate of deposit	77,614	—	—
Accounts receivable	3,920,008	4,057	4,457
Inventory, primarily parts	320,731	—	—
Prepaid expenses, primarily insurance	1,403,848	—	—
Deferred loan origination fees, current portion	336,297	—	—

Total current assets	6,746,244	17,928	9,507

Property and equipment:
Property and equipment, at cost	14,049,275	46,055	46,055
Less accumulated depreciation	(1,451,674)	(45,059)	(45,059)

Total property and equipment	12,597,601	996	996

Other asserts
Investments in unconsolidated affiliated company (Notes 4 and 8)	—	3,136,553	3,083,898
Restricted cash (Note 4)	619,922	—	—
Provisional goodwill	13,325,058	—	—
Deferred loan origination fees, net of current portion	913,539	—	—
Other	40,852	6,211	6,211

	14,279,449	3,142,764	3,090,109

Total Assets	$33,623,294	$3,161,688	$3,100,612

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

(Formerly TBX Resources, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	November 30, 2011	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,727,867	$—	$—
Accounts payable	4,665,616	62,855	51,050
Accrued liabilities	1,063,687	3,891	3,891
Financed insurance premiums payable	820,499	—	—
Escrow liability (Note 4)	619,922	—	—
Deferred consideration payable for acquisition of CTT (Note 4)	2,300,000
Advances payable from affiliate (Note 9)	—	338,490	473,490

Total current liabilities	22,197,591	405,236	528,431

Long-term debt, less current maturities (Note 7)	2,225,570	—	—
Deferred consideration payable for acquisition of CTT (Note 4)	4,708,348	—	—

Total Liabilities	29,131,509	405,236	528,431

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock- $.01 par value; authorized 10,000,000; no shares issued or outstanding at December 31, 2012	—	—	—
Preferred stock subscriptions	—	3,000,000	3,000,000
Common stock- $.01 par value; authorized 100,000,000 shares; 18,116,357 shares issued and outstanding at December 31, 2012, 8,853,288 shares issued and outstanding at December 31, 2011 and November 30, 2011	181,163	88,532	88,532
Additional paid-in capital	22,437,761	11,558,639	11,558,639
Accumulated deficit	(18,127,139)	(11,890,719)	(12,074,990)

Total stockholders’ equity	4,491,785	2,756,452	2,572,181

Total Liabilities and Stockholders’ Equity	$33,623,294	$3,161,688	$3,100,612

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

(Formerly TBX Resources, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended		For the One Month Ended
	Dec. 31, 2012	Nov. 30, 2011	Dec. 31, 2011
Revenues, net of discounts	$21,706,435	$6,873	$400

Costs and expenses:
Direct operating costs	16,550,368	—	—
Indirect operating costs	4,203,404	4,741	—
General and administrative	3,628,263	324,888	132,016
Acquisition expenses	426,943	—	—
Depreciation and amortization	1,731,617	59	—
Loss on forfeiture of oil and gas properties	—	16,089	—

Total costs and expenses	26,540,595	345,777	132,016

Operating loss	(4,834,160)	(338,904)	(131,616)
Other (Income) Expense:
Interest expense	944,163	—	—
Gain on disposal of property and equipment	(64,631)	(2,220)	—
Equity in loss of unconsolidated affiliated company	169,794	148,347	52,655
Impairment loss on net profits interest in affiliate	284,900	—	—

Loss Before Provision for Income Taxes	(6,168,386)	(485,031)	(184,271)
Provision for state income taxes	40,398	—	—

Net loss	(6,208,784)	(485,031)	(184,271)
Less: loss attributable to noncontrolling interest	156,635	—	—

Net Loss Attributable to Frontier Oilfield Services, Inc.	$(6,052,149)	$(485,031)	$(184,271)

Net Loss per Common Share:
Basic and Diluted	$(0.46)	$(0.09)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic and Diluted	13,229,729	5,205,251	8,853,288

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

(Formerly TBX Resources, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended		For the One Month Ended
	Dec. 31, 2012	Nov. 30, 2011	Dec. 31, 2011
Cash Flows From Operating Activities:
Net loss	$(6,208,784)	$(485,031)	$(184,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,731,617	59	—
Issuance of common stock for services	1,461,363	28,000	—
Amortization of deferred interest	154,976	—	—
Equity loss of unconsolidated affiliated company	169,794	148,347	52,655
Impairment loss on net profits interest in subsidiary	284,900	—	—
Allocated expenses to affiliates	(115,079)	(40,970)	—
Loss on forfeiture of oil and gas properties	—	16,089	—
Gain on sale of property and equipment	(64,631)	(2,220)	—
Changes in operating assets and liabilities other than advances from affiliates:
Decrease (increase) in operating assets:
Accounts receivable	871,475	(2,011)	(400)
Inventory, primarily parts	(7,221)	8,300	—
Prepaid expenses, primarily insurance	543,199	—	—
Deposits	6,673	—	—
Increase (decrease) in operating liabilities:
Accounts payable	678,918	40,872	(11,805)
Accrued liabilities	114,715	(1,379)	—
Financed insurance premiums payable	(470,932)	—	—
Deferred revenue	—	(8,300)	—

Net cash used in operating activities	(849,017)	(298,244)	(143,821)

Cash Flows From Investing Activities:
Cash used for acquisition of subsidiaries net of cash received	(1,450,868)	(2,610,000)	—
Purchase of property and equipment	(568,712)	(1,055)	—
Proceeds from sale property and equipment	131,821	—	—

Net cash used in investing activities	(1,887,759)	(2,611,055)	—

Cash Flows From Financing Activities:
Proceeds from preferred stock subscriptions	2,353,000	3,000,000	—
Common stock sales	1,234,606	—	—
Payments on notes payable	(961,337)	—	—
Advances from affiliate	—	45,056	135,000
Net change in line of credit	818,363	—	—
Payments to related party	(310,721)	(122,551)	—
Deferred loan origination fees	(334,361)	—	—

Net cash provided by financing activities	2,799,550	2,922,505	135,000

Net increase (decrease) in cash	62,774	13,206	(8,821)
Cash at beginning of period	5,050	665	13,871

Cash at end of period	$67,824	$13,871	$5,050

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

(Formerly TBX Resources, Inc.)

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

	Preferred Stock Subscriptions	Preferred Stock Series A 8%		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Loss Attributable to Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount	Shares	Par Value
Balance November 30, 2010	$—		$—	4,027,442	$40,274	$11,363,172	$(11,405,688)	$—	$(2,242)
Affiliate debt repayment with stock	—	—	—	355,846	3,558	49,819	—	—	53,377
Shares issued for services	—	—	—	400,000	4,000	24,000	—	—	28,000
Affiliate net profits interest	—	—	—	4,070,000	40,700	244,200	—	—	284,900
Affiliate debt repayment	—		—	—	—	(122,551)	—	—	(122,551)
Preferred stock subscriptions	3,000,000	—	—	—	—	—	—	—	3,000,000
Rounding	—	—	—	—	—	(1)	—	—	(1)
Net Loss	—	—	—	—	—	—	(485,031)	—	(485,031)

Balance November 30, 2011	3,000,000	—	—	8,853,288	88,532	11,558,639	(11,890,719)	—	2,756,452
Rounding	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(184,272)	—	(184,272)

Balance December 31, 2011	3,000,000	—	—	8,853,288	88,532	11,558,639	(12,074,990)	—	2,572,181
Preferred stock subscriptions	2,500,000	—	—	—	—	—	—	—	2,500,000
Issuance of preferred stock	(5,500,000)	2,750,000	5,500,000	—	—	—	—	—	—
Conversion of preferred stock to common stock with warrants	—	(2,750,000)	(5,500,000)	5,500,000	55,000	5,445,000	—	—	—
Purchase of 51% interest in FIG	—	—	—	—	—	—	—	3,243,140	3,243,140
Shares issued for services	—	—	—	1,070,000	10,700	1,450,663	—	—	1,461,363
Purchase of 49% interest in FIG	—	—	—	1,869,999	18,700	3,067,805	—	(3,086,505)	—
Repayment of previous forgiven debt of affiliate	—	—	—	—	—	(310,721)	—	—	(310,721)
Sales of common stock	—	—	—	823,070	8,231	1,226,375	—	—	1,234,606
Net Loss	—	—	—	—	—	—	(6,052,149)	(156,635)	(6,208,784)

Balance December 31, 2012	$—	—	$—	18,116,357	$181,163	$22,437,761	$(18,127,139)	$—	$4,491,785

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ACTIVITIES:

Frontier Oilfield Services, Inc. (formerly TBX Resources, Inc.) a Texas corporation (and collectively with its subsidiaries, “we”, “our”, “Frontier” or the “Company”), was organized on March 24, 1995. The accompanying consolidated financial statements include the accounts of the Company and Frontier Acquisition I, Inc., and its subsidiary Chico Coffman Tank Trucks, Inc. (CTT was acquired effective July 31, 2012), and its subsidiary Coffman Disposal, LLC, and Frontier Income and Growth, LLC (FIG was merged into Frontier effective May 31, 2012) and its subsidiary Trinity Disposal & Trucking, LLC (TDT) and its subsidiary Trinity Disposal Wells, LLC. (effective May 31, 2012 Frontier acquired 51% of FIG in a step acquisition and effective September 30, 2012 Frontier acquired the remaining 49% of FIG).

The Company’s current business, through its subsidiaries, is in the oil field service industry, including the transportation and disposal of salt water and other oil field fluids in Texas and Oklahoma. The Company currently owns and operates thirteen disposal wells in Texas. The Company’s customer base includes national, integrated, and independent oil and gas exploration companies. In addition, the Company has a minor overriding interest in 2 producing gas wells in Wise County, Texas and 7 producing gas wells in Denton County, Texas. Frontier previously was in the business of acquiring and developing oil and gas properties, providing contract services to an affiliate and sponsoring and managing joint venture oil and gas development partnerships.

The Company changed its fiscal year from November 30th to December 31st effective January 1, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the December 31, 2012 financial statements. The Company previously presented “cost of revenue” which includes costs and expenses directly attributable to the production of revenue. The Company reclassified those items of costs and expenses to “direct costs” in the current statement of operations. In addition, the Company reclassified “operating expenses”, which includes all costs and expenses at the subsidiary level not directly related to the production of income, to “indirect costs” in the current statement of operations.

Non-controlling Interests

The Company adopted American Standards Codification (ASC) Topic 810, Consolidation, to account for the non-controlling interest in FIG. ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owner.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from previously estimated amounts.

Revenue Recognition

The Company recognizes revenues in accordance with (ASC 605), Revenue Recognition, and Staff Accounting Bulletin No 104, and accordingly all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. The majority of the Company’s revenue results from agreements with customers and revenues are generated upon performance of contracted services. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances transportation is based on an hourly rate. Revenue is recognized based on the number of barrels transported or disposed or at hourly rates for transportation. Rates for other services are based on negotiated rates with the Company’s customers and revenue is recognized when the services have been performed. The Company extends unsecured credit to its customers for amounts invoiced.

Cash

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. Under the terms of its Credit Agreement and the affirmative covenants, the Company is obligated to maintain all deposits with Capital One Bank, N.A. The Federal Deposit Insurance Corporation provided coverage for interest bearing accounts of up to $250,000 and unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. As of December 31, 2012 and 2011 and November 30, 2011, none of the Company’s cash was in excess of federally insured limits.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of December 31, 2012 and 2011 and November 30, 2011, the Company had not identified any significant customer balances which it believes are uncollectible. Included in accounts receivable is accrued revenue for work completed but not yet billed totaling approximately $512,000.

At December 31, 2012, the Company had the following customer concentrations.

	Percentage of Revenues	Percentage of Accounts Receivable
Customer A	44%	34%
Customer B	23%	27%

The Company had no such concentrations for the fiscal year ended November 30, 2011 and the one month ended December 31, 2011.

Inventory

Parts inventory consists of replacement parts for the Company’s vehicles and transports and is stated at the lower of cost or market. Cost is determined using the average cost method, which generally matches current costs of inventory consumed in operations due to its monthly turnover.

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

The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to income in the respective period. The estimated useful lives are as follows:

Asset Description	Estimated Useful Life
Trucks and equipment	5-7 years
Disposal wells	5-14 years
Buildings and improvements	15-39 years
Office furniture and equipment	5-7 years

During the period ended December 31, 2012, the Company disposed of property and equipment with a cost of $396,562 and accumulated depreciation of $325,001. The Company received total proceeds of $131,821 and recognized a gain of $64,631 in the accompanying consolidated statements of operations. During the year ended November 30, 2011, the Company forfeited its interest in Johnson #1-H and Johnson and #2-H Joint Ventures and wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089. The Company did not dispose of any property and equipment for the one month period ended December 31, 2011.

Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of December 31, 2012 and 2011 and November 30, 2011, the Company had not identified any such impairment.

Goodwill and Other Intangible Assets

Goodwill resulted from the acquisitions of FIG and CTT and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets. Goodwill and indefinite lived intangible assets are not amortized, but rather tested for impairment on an annual basis or more often if events or circumstances indicate a potential impairment exists. Definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. As of December 31, 2012, the Company had not identified any impairment with respect to its goodwill or other intangible assets.

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

The Company has not recorded an ARO for the future estimated reclamation costs associated with the operation of the Company’s thirteen water disposal wells. The Company is not able to determine the estimated life of its wells and is unable to determine a reasonable estimate of the fair value associated with this liability. The Company believes that any such liability would not be material to the consolidated financial statements taken as a whole.

Equity Instruments Issued for Goods and Services

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized in the consolidated financial statements over the period during which the employee is required to provide services in exchange for the award with a corresponding increase in additional paid-in capital.

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

The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the contingency period, which is July 31, 2013, as specified in the contract. The fair value of the earnings based contingent liability will be determined based on earnings from August 1, 2012 through July 31, 2013. Based on CTT’s earnings through December 31, 2012 and the forecast of earnings through July 31, 2013, the fair value of the earnings based contingent liability of $2,300,000 (recorded at the acquisition date) has not changed as of December 31, 2012. Future gains and losses on the re-measurement of the earnings based contingent liability, if any, will be included in other income or expense.

The fair value measurement of the Company’s contingent liability consists of the following:

	Level 1	Level 2	Level 3	Total
Liabilities
Earnings based deferred consideration liability related to the CTT acquisition	$—	$—	$2,300,000	$2,300,000

There were no transfers between the three levels during twelve months ended December 31, 2012.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable, and accrued liabilities approximate their carrying amounts due to the short maturity of these instruments. The carrying value of the Company’s long-term debt also approximates fair value since these instruments bear a market rate of interest. None of these instruments are held for trading purposes.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS:

During the twelve months ended December 31, 2012, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

4. BUSINESS ACQUISITIONS:

Acquisition of Frontier Income and Growth, LLC

As of December 31 and November 30, 2011 the Company’s investments in FIG totaled $3,083,898 and $3,136,533, respectively, and was accounted for under the equity method of accounting. The investments reflect a $284,900 net profits interest and a $3,000,000 equity interest less the Company’s share of FIG’s losses. The loss for the month of December 2011 was $52,655. The Company’s equity interest and net profits interest in FIG at December 31 and November 30, 2011 was 34.84 % and 43.52%, respectively. In September 2012, due to the 49% acquisition of FIG, the Company recorded an impairment loss of $284,900 in FIG’s net profit interest.

On June 4, 2012, the Company completed the 51% step acquisition of FIG. The Company acquired approximately 124 units of FIG which brought the total units owned by the Company to 1,168 and a 51% majority interest. The cash price paid was $5,080,000 less $1,203,000 borrowed from FIG that resulted in the fair value consideration for the 1,168 units of $3,877,000.

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the provisional amounts set forth are subject to adjustment when the valuations are completed. Under U.S. Generally Accepted Accounting Principles, companies have up to one year following an acquisition to finalize acquisition accounting.

The following details the fair value of the consideration transferred to effect the acquisition of FIG:

Cash consideration	$3,877,000

The following is a preliminary valuation of the net assets acquired by the Company in the acquisition, reconciled to the total fair value of the consideration transferred:

Cash		$907,132
Accounts receivable and accrued revenue		1,794,260
Inventory		61,905
Property and equipment (net)		5,690,681
Deposits		25,960
Other assets		1,026,903
Notes payable		(2,346,973)
Accounts payable and accrued expenses		(881,216)

Book value of net assets acquired as of May 31, 2012		6,278,652
Fair value adjustment to:
Increase in property, plant & equipment	340,000
Goodwill	501,487

Total fair value adjustments		841,487
Noncontrolling interest adjustment		(3,243,139)

Fair value of consideration transferred		$3,877,000

In accordance with ASC Topic 805, Business Combinations, the application of purchase accounting requires that the total purchase price be allocated to the fair value of identifiable assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values recorded as goodwill. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The allocation process requires, among other things, an analysis of acquired fixed assets, contracts, and contingencies to identify and record the fair value of all assets acquired and liabilities assumed. The Company has not completed the determination of the fair value of assets acquired and liabilities assumed, accordingly; management has not made adjustments to the provisional fair values for the assets acquired and liabilities assumed. In addition the Company has not made a determination as to the deductibility of all or a portion of goodwill for tax purposes.

In September 2012, the Company acquired the remaining 49% ownership of FIG. The transaction was valued at $5,610,000 (See Note 8). The following is a preliminary valuation of the net book value of the noncontrolling interest acquired by the Company in the transaction reconciled to the total fair value of the consideration transferred:

Net book value of the noncontrolling interest	$3,086,505
Reduction to additional paid in capital	2,523,495

Fair value of consideration transferred	$5,610,000

The primary reason for the acquisition was to increase the Company’s position in the oil field service industry by transporting and disposing of salt water and other oil field fluids in Texas.

Revenues and net loss for the seven months ended December 31, 2012 were $5,328,897 and $965,557, respectively.

Acquisition of Chico Coffman Tank Trucks, Inc.

The Company through a wholly owned subsidiary, Frontier Acquisition I, Inc. completed the acquisition of CTT on July 31, 2012 by acquiring all of the issued and outstanding stock of CTT inclusive of its wholly owned subsidiary, Coffman Disposal, LLC for the sum of $16,986,939. The acquisition was financed by credit facilities loaned to the Company in the aggregate amount of $12,000,000 provided by Capital One and ICON (See Note 7). Also, the Company established an escrow account from the seller’s cash proceeds to pay for potential liabilities arising from business activities prior the purchase of CTT such as final net working capital adjustments. The escrow agent distributed $350,000 plus accrued interest less any pending unpaid claims to the seller on January 23, 2013. On July 24, 2013 the escrow agent will distribute to the seller the then remaining balance, if any, less unpaid claims.

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the provisional amounts set forth are subject to adjustment when the valuations are completed. Under U.S. Generally Accepted Accounting Principles, companies have up to one year following an acquisition to finalize acquisition accounting.

The following details the preliminary fair value of the consideration transferred to effect the acquisition of CTT:

Cash and debt consideration	$9,978,591
Earnings based deferred considertion liability	2,300,000
Share based deferred consideration liability	4,708,348

Total fair value consideration		$16,986,939

The following is a preliminary valuation of the net assets acquired by the Company in the acquisition, reconciled to the total fair value of the consideration transferred:

Cash		$78,135
Accounts receivable		3,023,355
Inventory		251,605
Prepaid expenses		655,616
Property and equipment (net)		7,226,164
Other assets		15,356
Accounts payable and accrued expenses		(4,682,095)
Financed insurance premiums		(81,024)
Notes payable		(2,323,744)

Book value of net assets acquired as of July 31, 2012		4,163,368
Fair value adjustment to:
Goodwill	$12,823,571

		12,823,571

Fair value of consideration transferred		$16,986,939

In accordance with ASC Topic 805, Business Combinations, the application of purchase accounting requires that the total purchase price be allocated to the fair value of identifiable assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values recorded as goodwill. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The allocation process requires, among other things, an analysis of acquired fixed assets, contracts, and contingencies to identify and record the fair value of all assets acquired and liabilities assumed. The Company has not completed the determination of the fair value of assets acquired and liabilities assumed, accordingly; management has not made adjustments to the provisional fair values for the assets acquired and liabilities assumed. In addition the Company has not made a determination as to the deductibility of all or a portion of goodwill for tax purposes.

The primary reason for the acquisition was to increase the Company’s position in the oil field service industry by transporting and disposing of salt water and other oil field fluids in Texas and Oklahoma.

Revenues and net income for the five months ended December 31, 2012 were $16,375,629 and $42,414, respectively.

5. UNAUDITED PRO FORMA CONSOLIDATED REVEUNES AND LOSS:

The following summary presents unaudited pro forma consolidated results of operations as if Frontier Income and Growth, LLC and Chico Coffman Tank Trucks, Inc. (the “Acquired Companies”) acquisitions described above had occurred on January 1, 2011. The unaudited pro forma consolidated results of operations combines the historical results of operations of the Company and the Acquired Companies for the years ended December 31, 2012 and 2011, and gives effect to certain adjustments, including the non-recurring acquisition related costs incurred by the Company, and interest expense on acquisition related debt.

The unaudited pro forma condensed results of operations has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisitions actually taken place on January 1, 2011, and should not be taken as indicative of future consolidated operating results.

	For the Years Ended December 31,
	2012	2011
Revenues, net of discounts	$49,557,114	$46,611,245

Net loss	$(5,638,439)	$(2,219,995)

Net loss per share - basic	$(0.43)	$(0.25)

6. GOODWILL:

The following table presents details of the Company’s preliminary purchased goodwill as of December 31, 2012:

Balance as of December 31, 2011		$—
Additions:
Acquisition of Frontier Income and Growth, LLC	501,487
Acquisition of Chico Coffman Tank Trucks, Inc.	12,823,571

Total additions		13,325,058

Balance as of December 31, 2012		$13,325,058

7. LONG-TERM DEBT:

Long-term debt, net as of December 31, 2012 was as follows:

Revolving credit facility and term loan (a)	$7,267,532
ICON term note (a)	5,000,000
Notes payable (b)	2,163,298
Installment notes (c)	522,607

Total debt	14,953,437
Less current portion	(12,727,867)

Total long-term debt	$2,225,570

In connection with the acquisition of CTT, the Company and its subsidiaries entered into loan agreements effective July 23, 2012 with Capital One Leverage Finance Corp. (Capital One) and ICON Investments (ICON) the proceeds of which were primarily used for the cash portion of the acquisition.

a.

Pursuant to the terms of the Credit Agreement, Capital One made available a $15 million loan commitment consisting of a revolving loan commitment of $9 million and a term loan commitment of $6 million subject to the terms of the Credit Agreement. The Credit Agreement has a maturity date of July 23, 2017 and provides for variable interest payments calculated by applying a base rate, in which the Company has the option to choose between prime or LIBOR rate, plus a margin of 1.5% to 3.25% depending on the loan and the interest rate elected by the Company. The term loan portion of the Credit Agreement requires monthly payments of $100,000 plus interest with the balance of the loan plus unpaid interest due on July 23, 2017. The Credit Agreement also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein Capital One has a subordinated loan position to ICON. Pursuant to the terms of the Credit Agreement and the affirmative covenants, the Company is obligated to maintain all deposits with Capital One Bank, N.A.

The Credit Agreement contains certain restrictive debt covenants that require the Company to maintain a certain ratio and restrictions commencing with the month ending December 31, 2012. The major requirements are that the Company must maintain a monthly Fixed Charge Coverage Ratio each month that cannot be less than 1.0 to 1.0, a rolling twelve month Leverage Ratio determined on the last day of each month that cannot be greater the 4.50 to 1.0 and the Company cannot incur capital expenditures that exceeds $3 million in any fiscal year. As of December 31, 2012, the Company was in technical default resulting from its inability to maintain two financial ratios of the debt covenants and accordingly classified the entire note balance as a current liability. The Company is working to cure the financial ratio deficiencies and expects to be compliant by the end of the second quarter of 2013.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement provides for 14% monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to Capital One on all other Company properties and assets. The covenants in the ICON Note are in all material respects the same as in the Capital One Credit Agreement. As of December 31, 2012, the Company was in technical default resulting from its inability to maintain two financial ratios of the debt covenants and accordingly classified the entire note balance as a current liability. The Company is working to cure the financial ratio deficiencies and expects to be compliant by the end of the second quarter of 2013.

b.	The Company assumed two notes payable totaling $2,323,744 in connection with the acquisition of CTT. The notes relate to the CTT’s purchase of common stock shares from two former stockholders. The primary note payable in the original amount of $3,445,708 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $33,003 including interest, maturing December 1, 2018. The Company’s secondary note payable in the original amount of $219,555 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $2,488 including interest, maturing December 1, 2018. Both notes are subordinated to the Capital One and ICON notes.

c.	The Company’s installment loans are comprised of 3 installment loans with principal balances ranging from $80,241 to $279,615 for property and equipment used in the Company’s operations. At December 31, 2012, the loans have various maturity dates and interest rates ranging from 5.99% to 6.74% and require monthly minimum payments of principal and interest ranging from $2,930 to $5,377.

Future maturities of long-term debt as of December 31, 2012 are as follows:

Years Ending December 31,
2013	$12,727,867
2014	484,903
2015	475,995
2016	472,626
2017	445,366
Thereafter	346,680

$14,953,437

8. EQUITY TRANSACTIONS:

a.	On September 2, 2011 Frontier, under its former name, TBX Resources, Inc. entered into an Investment Agreement with LoneStar Income and Growth, LLC, a Texas limited liability company, an unrelated third party. The Investment Agreement provided that LoneStar would acquire up to 2,750,000 shares of Frontier’s 2011 Series A 8% Preferred Stock (the “Stock”) for the sum of $5,500,000 contingent upon Frontier using the proceeds of the Stock to acquire a majority 51% membership interest in Frontier Income and Growth, LLC, a salt water transportation and disposal company. The attributes of the Stock allowed the holder to convert the preferred shares into two shares of Frontier’s common stock and a warrant for two additional shares at an exercise price of $3.50 per share. LoneStar completed the purchase of $5,500,000 of the Stock and Frontier completed the acquisition of 51% of FIG in June 2012. Effective July 12, 2012 LoneStar elected to convert the Stock into 5,500,000 shares of the common stock and 5,500,000 warrants. The weighted average fair value for the warrants was estimated using the Black-Scholes option valuation model. The value of the warrants was calculated to be $4,065,385 that was recorded to paid-in capital. In connection with the conversion of the preferred stock into common stock on July 12, 2012, the Company agreed to pay LoneStar 8% interest on its investment from January 1, 2012 through June 30, 2012. The amount of interest was calculated to be $154,263 that is included in interest expense at December 31, 2012.

b.	As stated above, Frontier acquired a majority 51% membership interest in FIG, a salt water transportation and disposal company. More recently the Company engaged in an exchange offering under Reg. D Rule 506 to acquire the remaining 1,122 membership interests in FIG. As of September 28, 2012 the Company successfully obtained all of the remaining membership interests and issued a total of 1,869,999 shares of its common stock to the individual members of FIG valued at $5,610,000 (see Note 4).

9. RELATED PARTY TRANSACTIONS:

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

a.	During the twelve months ended December 31, 2012 and November 30, 2011 the Company received cash advances from FIG totaling $1,516,773 and $390,000, respectively. The Company also received $135,000 in December of 2011. Advances from FIG are offset by allocated and direct expenses paid by the Company (see Note 9b below). The balance due FIG as of December 31, 2012 and November and December 31, 2011 is $2,699,984, $338,490 and $473,490, respectively. The balance due FIG at December 31, 2012 was eliminated in consolidation.

b.	On September 1, 2011 the Company entered into a service agreement with FIG. Under the agreement Frontier charged FIG for a portion of administrative services and rent. For the twelve months ended December 31, 2012 the Company billed $70,079 for these services that is recorded as an offset to general and administrative expense. In addition the Company paid consulting fees billable to FIG totaling $45,000 for the twelve months ended December 31, 2012 that was also recorded as an offset to general and administrative expense. For the twelve months ended November 30, 2011 the Company billed $31,748 for administrative services that is recorded as an offset to general and administrative expense. The Company did not bill FIG for services for the month of December 2011. The total of these billings were used to reduce the advances payable from FIG, which was eliminated in consolidation (see Note 9a above).The Agreement was terminated effective May 31, 2012.

c.	The Company previously charged Gulftex rent for a portion of the Company’s office space and Gulftex charged the Company administrative expenses as it related to its operations. The Company billed Gulftex for rent totaling $15,211 and Gulftex charged the Company $7,500 for administrative expenses for the nine months ended August 31, 2011.The Agreement was terminated on December 31, 2011. There were no advances received from Gulftex in 2012.

d.	During the year ended December 31, 2012, the Company repaid Gulftex the balance of $310,721 of loans previously forgiven and recorded a charge to paid-in-capital.

10. STOCK BASED COMPENSATION:

a.	The Company executed a new Employment Agreement effective December 1, 2011 with its President Mr. Tim Burroughs for one year. Thereafter, the Agreement automatically renews for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. Burroughs has the contractual right to the issuance of certain common stock of the Company for services rendered; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. Burroughs on a per annual basis beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). For the twelve months ended December 31, 2012, the Company recorded compensation expense of $157,250 with an offsetting credit to stockholders’ equity. In addition Mr. Burroughs will receive the following annual stock grant and options.

i.	Grant: Mr. Burroughs shall annually receive 5,000 common shares of the Company’s common stock times his number of years completed service to the Company to a maximum of 100,000 shares. For the twelve months ended December 31, 2012, the Company recorded compensation expense of $122,188 with an offsetting credit to additional paid-in-capital.

ii.	Options: Mr. Burroughs shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period. For the twelve months ended December 31, 2012, the Company recorded compensation expense of $39,900 with an offsetting credit to additional paid-in-capital.

The Company did not record stock based compensation expense for the month ended December 31, 2011.

b.	The Company executed a new Employment Agreement effective December 1, 2011 with its Executive Vice President Mr. Bernard Richard O’Donnell for one year. Thereafter, the Agreement automatically renews for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. O’Donnell has the contractual right to the issuance of certain common stock of the Company for services rendered; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. O’Donnell on a per annual basis beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). For the twelve months ended December 31, 2012, the Company recorded compensation expense of $157,250 with an offsetting credit to stockholders’ equity.

i.	Grant: Mr. O’Donnell shall annually receive 5,000 common shares of the Company common stock times his number of years completed service to the Company to a maximum of 100,000 shares. For the twelve months ended December 31, 2012, the Company recorded compensation expense of $47,976 with an offsetting credit to additional paid-in-capital.

ii.	Options: Mr. O’Donnell shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period. For the twelve months ended December 31, 2012, the Company recorded compensation expense of $39,900 with an offsetting credit to additional paid-in-capital.

The Company did not record stock based compensation expense for the month ended December 31, 2011.

c.

The Company executed an Employment Agreement effective January 1, 2012 with its Vice President and the Chief Financial Officer Mr. Kenneth K. Conte for one year. Thereafter, the agreement automatically renews for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. Conte has the contractual right to the issuance of certain common stock of the Company for services rendered; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. Conte on a per annual basis beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). For the twelve months ended December 31, 2012, the Company recorded compensation expense of $149,250. In addition Mr. Conte received a grant of 300,000 common shares as a sign on bonus for his services as Chief Financial Officer of the Company. However the granted shares will not be vested in Mr. Conte until such time as he has been continuously employed by the Company for a period of one year from the date of the Agreement. The value of the sign on bonus shares was $255,000 that was recorded as compensation expense for the twelve months ended December 31, 2012.

d.	The Company executed an Employment Agreement effective June 1, 2012 with Mr. Charles David York President of Trinity Disposal & Trucking, LLC (TDT) and Director of Field Operations for Frontier for one year. Thereafter, the Agreement will automatically renew for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Mr. York has the contractual right to the issuance of certain common stock of the Company for services rendered; 100,000 shares of the Company’s common stock will be set aside for distribution to Mr. York on a per annual basis beginning 90 days from the date of the employment agreement (25,000 common shares to be issued each quarter). For the twelve months ended December 31, 2012, the Company recorded compensation expense of $104,750 with an offsetting credit to stockholders’ equity. In addition Mr. York will receive the following annual stock grant and options.

i.	Grants: Mr. York shall receive a grant of 50,000 shares of the Company’s common stock as a sign on bonus for his services as president of TDT. In addition, Mr. York shall annually receive 5,000 common shares of the Company’s common stock times his number of years completed service to the Company to a maximum of 100,000 shares. For the twelve months ended December 31, 2012, the Company recorded compensation expense of $60,000 with an offsetting credit to stockholders’ equity.

ii.	Options: Mr. York shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period. For the twelve months ended December 31, 2012, the Company recorded compensation expense of $24,900 with an offsetting credit to additional paid-in-capital.

e.	Each Director, except for Mr. O’Donnell, is awarded 25,000 shares of the Company’s common stock per calendar quarter (issued at the beginning of each quarter). For the twelve months ended December 31, 2012, the Company recorded compensation expense of $257,000 with an offsetting credit to stockholders’ equity.

f.	The Company executed a contract on January 12, 2012 for consulting and marketing services. Under the terms of the contract a portion of the fees to be paid are in the form of the Company’s common stock. For the twelve months ended December 31, 2012, the Company recorded professional fees of $46,000 with an offsetting credit to stockholders’ equity.

A summary of the status of the Company’s option grants as of November 30, 2011, December 31, 2011, and December 31, 2012 and the changes during the periods then ended is presented below:

Remaining
		Weighted-Average	Contractual Term
	Shares	Exercise Price	(in Years)
Outstanding November 30, 2011	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding December 31, 2011	—	—	—
Granted	150,000	$1.54	1.64
Exercised	—	—
Forfeited	—	—

Outstanding December 31, 2012	150,000	$1.54	1.64

The weighted average fair value at date of grant for options year ended December 31, 2012 was estimated using the Black-Scholes option valuation model with the following inputs:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility, capital structure, and its daily trading volumes.

In calculating the expected life of stock options, the Company determines the amount of time from grant date to contractual term date for vested options. In developing the expected life assumption, all amounts of time are weighted by the number of underlying options.

A summary of the status of the Company’s vested and nonvested option grants at November 30, 2011, December 31, 2011, and December 31, 2012 and the weighted average grant date fair value is presented below:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Total November 30, 2011	—	—	—
Vested	—	—	—
Nonvested	—	—	—

Total December 31, 2011	—	—	—
Vested	150,000	$.70	$105,000
Nonvested	—	—	—

Total December 31, 2012	150,000	$.70	$105,000

As of December 31, 2012, December 31, 2011 and November 30, 2011, there were no unrecognized compensation expenses related to the non-vested stock grant.

11. EMPLOYEE BENEFIT PLAN:

CTT sponsors a 401(k) defined contribution plan covering substantially all employees. CTT is required and generally matches contributions up to a maximum of 4% of the participant’s earnings. The matching contributions for the five months December 31, 2012 were $28,308.

12. COMMITMENTS AND CONTINGENCIES:

a.	During the year ended December 31, 2012 a complaint was filed with the Texas Railroad Commission (RRC) regarding the operation of one of our wells in East Texas. The compliant requested that the RRC terminate the well injection permit on the basis that the Company violated the terms of the permit by failing to confine injection fluids to the permitted interval and that the escape of such fluids is causing waste and poses a threat to fresh water. The Company answered the complaint and presented expert testimony contradicting the claim. As of the date of this report the RRC has not made a final determination on the merits of the complaint. The RRC ordered the Company to shut-down the well until there is an official ruling on the complaint. If the RRC rules in favor of the complainant the Company will write down the value of the disposal well and related assets to its estimated salvage value which at December 31, 2012 was $160,000 and record a loss on the impairment of $120,641.

b.	The Company is obligated for $1,558,900 under long-term leases for the use of land where seven of its disposal wells are located. Four of the leases expire between 2016 and 2017. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2022 with no option to renew. The monthly lease payment for the disposal well leases is $10,300.

Years Ending December 31,
2013	$123,600
2014	123,600
2015	123,600
2016	123,600
2017	116,100
Thereafter	948,400

$1,558,900

The Company is also obligated for $129,332 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from March 1, 2011 through May 31, 2014. The average monthly base lease payment over the remaining term of the lease is $7,608. Rent expense for the twelve months ended December 31, 2012 and November 30, 2011 and one month ended December 31, 2012 was $66,345, $51,415 and $5,349, respectively. The following is a schedule of lease payments by year:

Years Ending December 31,
2013	$90,945
2014	38,387

$129,332

c.	The share based deferred liability was recorded as part of the CTT purchase consideration. The previous owner of CTT received $4,708,348 in consideration in form of common shares with a right to receive additional common shares if the share price of the Company falls below $4.00 per share at the end of the contract period, which is January 25, 2014, as specified in the Agreement. As of December 31, 2012, the total estimated shares for the share based deferred compensation liability was 2,478,078 shares of which 1,177,087 shares have been issued.

d.	The earnings based deferred consideration liability was recorded as part of the CTT purchase consideration. The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the measurement period, which is July 31, 2013, as specified in the agreement. The Company is currently negotiating with the former owner to amend the Stock Purchase Agreement that would reset the earnings targets with the same payouts. Based on the current negations, the fair value of the earnings based contingent liability of $2,300,000 (recorded at the acquisition date) is considered unchanged as of December 31, 2012. Future gains and losses on the re-measurement of the earnings based contingent liability will be included in other income or expense.

13. INCOME TAXES:

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the twelve months ended December 31, 2012 due to the Company’s net operating loss carryforward from 2011.

The Company changed from the cash to accrual method of accounting for income tax reporting purposes beginning December 1, 2011.

The following table reconciles income tax expense and rate base on the statutory rate to the Company’s income tax expense.

	Year Ended December 31, 2012		Year Ended November 30, 2011		Month Ended December 31, 2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Computed “expected” income tax benefit	$(2,104,113)	35.00%	$(169,761)	35.00%	$(46,066)	35.00%
Increase (decrease) in income taxes resulting from:
Permanent differences	(142,395)	2.37%	5,631	-1.16%	—	0.00%
State taxes, net of Federal benefit	(14,139)	0.24%	—	0.00%	—	0.00%
Changes in valuation allowance	2,260,647	-37.61%	164,130	-33.84%	46,066	-35.00%

Total tax provision	$—	0.00%	$—	0.00%	$—	0.00%

Deferred Income Taxes

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	Years Ended		Month Ended
	Dec. 31, 2012	Nov. 30, 2011	Dec. 31, 2011
Deferred tax assets (liabilities):
Net operating loss carryforward	$6,133,144	$3,385,000	3,431,066
Stock based compensation	36,645	—	—
Depreciation and amortization	(402,111)	39	—
Loss on investment in affiliate	—	51,921	—
Other	—	24,040	—

Total deferred tax assets	5,767,678	3,461,000	3,431,066
Valuation allowance	(5,767,678)	(3,461,000)	(3,431,066)

Net deferred tax assets	$—	$—	$—

At December 31, 2012 and November 30, 2011, we have net operating loss carryforwards of approximately $17.5 million and $9.7 million, respectively, remaining for federal income tax purposes. Net operating loss carryforwards may be used in future years to offset taxable income subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

Year of Expiration	Amount
2018	$933,746
2019	1,638,940
2020	1,432,476
2021	1,749,230
2022	700,556
2023	660,093
2025	1,180,449
2026	736,789
2028	352,108
2030	288,235
2032	7,850,645

$17,523,267

14. SUBSEQUENT EVENTS:

The Company sold 257,995 shares of its common stock to existing stockholders for $378,293.

The Company executed an Employment Agreement with Ms. Sherri Cecotti for the positions of Vice President of Human Resources and Corporate Secretary effective January 1, 2013. The Agreement is for one year from the commencement date. Thereafter, the Agreement automatically renews for successive one (1) year terms unless terminated as provided for in the Employment Agreement. Among other items, the Agreement provides that Ms. Cecotti shall receive 5,000 shares of common stock times her number of years completed service to the Company to a maximum of 100,000 shares. In addition Ms. Cecotti will receive a grant of 50,000 shares of common stock of the Company as a bonus for her services. However, the granted shares will not be vested until such time as the Executive has been continuously employed for one year.

Quarterly Financial Data (Unaudited):

				Net Loss per
			Net Loss	Share
	Total	Operating	Attributable	Attributable
	Revenues	Loss [1]	to Frontier	to Frontier
2012
lst Quarter	$1,609	$(496,664)	$(647,622)	$(0.07)
2nd Quarter	701	(810,314)	(881,805)	(0.09)
3rd Quarter	9,841,682	(1,718,602)	(2,538,253)	(0.18)
4th Quarter	11,862,443	(1,808,580)	(1,984,469)	(0.12)

Total	$21,706,435	$(4,834,160)	$(6,052,149)	$(0.46)

2011
lst Quarter	$1,490	$(51,744)	$(51,744)	$(0.01)
2nd Quarter	931	(20,009)	(20,009)	(0.01)
3rd Quarter	3,505	(8,923)	(8,923)	—
4th Quarter	947	(258,228)	(404,355)	(0.07)

Total	$6,873	$(338,904)	$(485,031)	$(0.09)

[1]	Operating loss is net revenues less direct and indirect costs, general and administrative, acquisition expenses, depreciation and loss on forfeiture of properties.

Item 9. Changes In and Disagreements with Accountants and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) o the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2002. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2012.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications related to the Company’s unique industry accounting and disclosure rules. Management has outsourced certain financial functions to mitigate the material weakness in internal control over financial reporting. In addition, the Company intends to improve upon its closing procedures and financial reporting routine to identify and account for transactions that may be material to the interim or annual financial statements on a timely basis. In addition, Management has authorized the purchase of a new accounting and financial reporting system and once implemented should significantly improve its internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the year ended December 31, 2012, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention and overriding of controls and procedures. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties and accounting personnel with appropriate qualifications at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a deficiency in the internal controls. Management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions. However, when the cash flow situation improves, the Company intends to increase personnel with appropriate accounting qualifications to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Item 9B. Other Information.

None.

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

NAME	AGE	POSITION
Tim Burroughs	53	President and Chief Executive Officer
Kenneth K. Conte	54	Chief Financial Officer
Dick O’Donnell	69	Executive Vice President, Director
David York	55	Director of Field Operations
Frank J. Iannelli	49	Chief Operating Officer
Stephen P. Carson	57	Vice President and General Counsel
Sherri Cecotti	48	Secretary/Treasurer
Daniel R. Robinson	64	Director
Donald Ray Lawhorne	69	Director

TIM BURROUGHS is the President and Chief Executive Officer and founder of Frontier Oilfield Services, Inc. Mr. Burroughs has been our Chief Executive Officer and Chief Financial Officer since our company’s inception in 1995 to December 31, 2011. On January 1, 2012 Mr. Burroughs relinquished his position as Chief Financial Officer with the addition of Mr. Conte to the Company (see below). Prior to founding our company, Mr. Burroughs worked for several Dallas/Ft. Worth area based energy companies. Mr. Burroughs also studied business administration at Texas Christian University in Ft. Worth, Texas. Mr. Burroughs spends 100% of his professional time devoted to our business.

Mr. Burroughs is a 50% owner of Gulftex Oil & Gas, LLC, an oil and gas operating company that was billed for services by Frontier and from which Mr. Burroughs benefited financially. Gultex no longer receives services from Frontier. See “Certain Relationships and Related Transactions.”

KENNETH K. CONTE was named Vice President and Chief Financial Officer of Frontier Oilfield Services, Inc. effective January 1, 2012. From June 1, 2010 until November 2011 Conte served as Executive Vice President and CFO of NYTEX Energy Holdings, Inc. Dallas, TX. Prior to joining NYTEX and since December 2005, Conte served as Managing Director and Head of Mergers & Acquisitions for National Securities Corporation, formerly vFinance Investments, Inc., New York, NY. From September 2003 to December 2005, Conte served as CEO and CFO of Windsor Technology, LLC, Rochester, NY. From April 2001 to December 2005, Conte also served as Managing Partner of Argilus Investment Banking, Rochester, NY. Furthermore, from December 1998 to April 2001, Conte served as Senior Vice President — Investment Banking for McDonald Investments, Inc., in Cleveland, Ohio. Mr. Conte has also held management positions at the Corporate Banking and Finance Group for Key Bank in Rochester, at Shawmut’s LBO fund, and at The Chase Manhattan Bank.

Mr. Conte obtained his MBA in Finance at the William E. Simon Graduate School of Business Administration at the University of Rochester; and a BBA in Accounting from Niagara University.

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

CHARLES DAVID YORK is President of Trinity Disposal & Trucking and Director of Field Operations for Frontier. Mr. York has over thirty years of oil field experience with exploration, drilling and operating companies. More recently he has overseen the day-to-day operations of TDT/TDW since March of 2010. From 2004 through February of 2010, Mr. York was a 50% owner of Gulftex Operating, Inc. and oversaw the drilling and completion of 42 wells in the Barnett Shale for a number of major oil companies/operators and also managed the day-to-day field operations. Prior to that he worked in various capacities for several exploration and operating oil companies in East and South Texas. Mr. York studied business administration at the University of Texas at Edinburg.

SHERRI CECOTTI is the Secretary-Treasurer and joined our company in February 2002. Prior to joining our company Ms. Cecotti was employed by the Expo Design Center/Home Depot, from 1999 to 2002 as a store manager and in the central installations office. From 1992-1998 Ms. Cecotti was operations manager for Marshall Fields in Dallas, Texas.

FRANK J. IANNELLI is the Chief Operating Officer of Frontier Oilfield Services, Inc. and began his employment with Frontier in February 2013. Mr. Iannelli has worked in a variety of different capacities which supported a well-rounded base in operations for Frontier. Before joining Frontier, Mr. Iannelli was the President and CFO of D&T Trucking, a privately owned frac sand logistics company operating in the United States. In addition to his trucking experience at D&T, Mr. Iannelli was a Managing Director with Western Strategic Advisors, a regional investment banking and consulting group in Ft Worth. Frank led the consulting practice which provides operational and financial advisory services, turnaround and restructuring consulting and crisis and interim management. Mr. Iannelli is a CPA and has a BBA and MBA from the University of Texas at Austin.

STEPHEN P. CARSON is Vice President and General Counsel and joined Frontier in February 2013. From January 2012 to February 2013 Stephen was self-employed as an attorney at law and from July 2011 to December 2011 was employed by KBR Capital Markets, LLC. He was employed by NGAS Production Co. from January 2004 to June of 2011 and was self-employed in his own law practice from June 1994 to December 2003. Mr. Carson holds a B.A. Degree from Vanderbilt University and a J.D. Degree from the University of Louisville School of Law. He also formerly held a Series 7,24,63,79 and 99 securities registrations from the Financial Industry Regulatory Authority (FINRA).

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

Compensation Committee

We have a compensation committee of our Board of Directors that is headed by, Daniel Robinson. The Board of Directors is authorized to create certain committees, including a compensation committee.

Compensation Committee Interlocks and Insider Participation

The compensation committee of our Board of Directors consists of the three members of the Board of Directors, Bernard O’Donnell, Daniel Robinson, and Donald Ray Lawhorne, each participate in making compensation decisions. Bernard O’Donnell serves as an Executive Vice President in addition to serving as a director.

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

Stock-Based Compensation. The executive officers stock-based compensation is derived from their employment Agreements.

Tim Burroughs, Chief Executive Officer. The Company executed a new Employment Agreement with Mr. Burroughs on December 1, 2011. The stock-based compensation section of the Agreement is as follows:

1. Shares. The Executive will be entitled to the issuance of certain common stock of Frontier for services rendered. Upon execution of this Agreement, 100,000 shares of the Company’s common stock will be set aside for distribution to the Executive on a per annual basis (25,000 shares per quarter) beginning 90 days after Executive begins this employment agreement. (25,000 Frontier common shares to be issued each quarter).

2. Stock Grant and Options. The Executive will receive, as part of his annual compensation for his services the following annual stock grant and options:

a) Grant: Executive shall annually receive 5,000 common shares of the Company common stock times his number of years completed service to the Corporation to a maximum of 100,000 shares. As of December 31, 2012, Mr. Burroughs completed 17 years of service to the Company and received 85,000 shares of common stock.

b) Option: Executive shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period.

Previously the Company executed an amended Employment Agreement effective August 4, 2005 with Mr. Tim Burroughs for three years. The Employment Agreement was last amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share (one-half of the $0.03 closing bid price on December 1, 2010). Mr. Burroughs did not call any of his potential stock options as of November 30, 2011. In accordance with the terms of the Amended Employment Agreement, no compensation expense was recognized as of November 30, 2011 related to Mr. Burroughs’ potential common stock options. The agreement was terminated on November 30, 2011.

Kenneth K. Conte, Chief Financial Officer. The Company executed an Employment Agreement with Mr. Conte on January 1, 2012. The stock-based compensation section of the Agreement is as follows:

1. Shares. The Executive will be entitled to the issuance of certain common stock of Frontier for services rendered. 100,000 shares of the Company’s common stock will be set aside for distribution to the Executive on a per annual basis (25,000 shares per quarter) beginning 90 days after Executive begins this employment agreement. (25,000 Frontier common shares to be issued each quarter).

2. Stock Grant. The Executive will receive a grant of 300,000 common shares as a sign on bonus for his services as Chief Financial Officer of the Company. However the granted shares will not be vested in Executive until such time as the Executive has been continuously employed by Frontier for a period of one year from the date of this Agreement. In the event Executive is terminated or resigns for any reason, at any time, prior to the end of said one year period the gifted shares must be immediately surrendered and returned to Frontier. Mr. Conte completed his one year of service January1, 2013 at which time the common shares were vested.

Bernard (“Dick”) O’Donnell, Executive Vice President. The Company executed an Employment Agreement with Mr. O’Donnell on December 1, 2011. The stock-based compensation section of the Agreement is as follows:

1. Shares. The Executive will be entitled to the issuance of certain common stock of Frontier for services rendered. Upon execution of this Agreement, 100,000 shares of the Company’s common stock will be set aside for distribution to the Executive on a per annual basis (25,000 shares per quarter) beginning 90 days after Executive begins this employment agreement. (25,000 Frontier common shares to be issued each quarter).

2. Stock Grant and Options. The Executive will receive, as part of his annual compensation for his services the following annual stock grant and options:

a) Grant: Executive shall annually receive 5,000 common shares of the Company’s common stock times his number of years completed service to the Corporation to a maximum of 100,000 shares. As of December 31, 2012, Mr. O’Donnell completed 7 years of service to the Company and received 35,000 shares of common stock.

b) Option: Executive shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period.

Previously, we executed an amended Employment Agreement effective April 1, 2006 with Mr. O’Donnell, having a term of one (1) year, which automatically renewed unless otherwise terminated as provided in said agreement. Under the terms of the Agreement, Mr. O’Donnell was entitled to receive 100,000 shares of Frontier common stock upon execution and Board approval of the Agreement. In addition, the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period was one year from its date. The option portion of Mr. O’Donnell’s contract expired on January 2, 2009. The Agreement was terminated on November 30, 2011.

David York, Director of Field Operations. The Company executed an Employment Agreement with Mr. York on June 1, 2012. The stock-based compensation section of the Agreement is as follows:

1. Shares. The Executive will be entitled to the issuance of certain common stock of Frontier for services rendered. Upon execution of this Agreement, 100,000 shares of the Company’s common stock will be set aside for distribution to Executive on a per annual basis (25,000 shares per quarter) beginning 90 days after the Executive begins this employment agreement. (25,000 Frontier common shares to be issued each quarter).

2. Stock Grant and Options. The Executive will receive a grant of 50,000 common shares of Frontier as sign on bonus for his services as President of Trinity Disposal and Trucking, LLC. In addition, as part of his annual compensation for his services the following annual stock grant and options:

a) Grant: Executive shall annually receive 5,000 common shares of the Company’s common stock times his number of years completed service to the Corporation to a maximum of 100,000 shares.

b) Option: Executive shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period.

Frank J. Iannelli, Chief Financial Officer. The Company executed an Employment Agreement with Mr. Iannelli effective January 1, 2013. The stock-based compensation section of the Agreement is as follows:

1. Shares. The Executive will be entitled to the issuance of certain common stock of Frontier for services rendered. Upon execution of this Agreement, 100,000 shares of the Company’s common stock will be set aside for distribution to Executive on a per annual basis (25,000 shares per quarter) beginning March 1, 2013.

2. Stock Grant. The Executive will receive a grant of 200,000 restricted common shares of Frontier as sign on bonus for his services as Chief Operating Officer of the Company. However the granted shares shall vest at the end of each quarter at the rate of 50,000 shares per quarter for the Calendar year ending December 31, 2013. If the employee terminates his employment prior to the end of the year the non-vested shares will be returned to the Company.

Stephen P. Carson Vice President and General Counsel. The Company executed an Employment Agreement with Mr. Carson effective February 1, 2013. The stock-based compensation section of the Agreement is as follows:

1. Shares. The Executive will be entitled to the issuance of certain common stock of Frontier for services rendered. Upon execution of this Agreement, 100,000 shares of the Company’s common stock will be set aside for distribution to Executive on a per annual basis (25,000 shares per quarter pro rated) beginning March 1, 2013.

2. Stock Grant. The Executive will receive a grant of 100,000 restricted common shares of Frontier as sign on bonus for his services as Vice President and General Counsel of the Company. However the granted shares shall vest at the end of each quarter at the rate of 25,000 shares per quarter for the Calendar year ending December 31, 2013. If the employee terminates his employment prior to the end of the year the non-vested shares will be returned to the Company.

Previously certain officers agreed to forebear their salary until the Company’s cash flow improved. The Company granted stock awards in 2011 to the following officers in recognition of their forbearance.

1. Sherri Cecotti: 100,000 common stock shares as compensation for services rendered as Ms. Cecotti has not received compensation from Frontier during the previous two fiscal years. Ms. Cecotti is an officer of Frontier and serves as Secretary.

2. Bernard O’Donnell: 200,000 common stock shares as compensation for services rendered as Mr. O’Donnell has not received compensation for his services as an officer of the Company, Vice President, for two or more years.

Benefits. The Company offers life, disability, medical and dental benefits to its employees. In addition, CTT sponsors a 401(k) defined contribution plan covering substantially all of its employees. CTT is required and generally matches contributions up to a maximum of 4% of the participant’s contributions.

Summary Compensation Table

The following table sets forth the annual and log-term compensation with respect to the year ended December 31, 2012 paid or accrued by us on behalf of the executive officers named.

					Long Term Compensation Awards
					Restricted	Securities
				Stock	Stock	Underlying
				Awards (1)	Awards (1)	Restricted
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	Stock (#)	Total ($)
Tim Burroughs,	2012	$150,000	$—	$279,438	$39,900	65,000	$469,338
President & CEO	2011	$31,250	$—	$—	$—	—	$31,250
Kenneth K. Conte	2012	$120,000	$57,800	$149,250	$255,000	300,000	$582,050
Chief Financial Officer	2011	$—	$—	$—	$—	—	$—
David York	2012	$42,716	$—	$164,750	$24,900	35,000	$232,366
Director of Field Operation	2011	$—	$—	$—	$—	—	$—
Dick O’Donnell,	2012	$150,000	$—	$205,226	$39,900	65,000	$395,126
Executive Vice President & Director	2011	$36,250	$—	$14,000	$—	—	$50,250
Sherri Cecotti,	2012	$81,662		$—	$—	—	$81,662
Secretary & Treasurer	2011	$13,373	$—	$7,000	$—	—	$20,373

(1)	A description of the assumptions made in valuation of options and awards granted can be found in Note 10 to the Consolidated Financial Statements, which is deemed to be a part of this Item.

Option Grants

The following table sets forth the stock options granted to the named executive officers for the year ended December 31, 2012.

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted Employees in Fiscal Yr.	Weighted Average Market Price on Date of Issuance ($/Share)	Expiration Date
T. Burroughs	60,000	39.39%	$1.65	(1)
B. O’Donnell	60,000	39.39%	$1.65	(1)
D. York	30,000	21.22%	$1.99	(1)

(1)	15,000 stock options per quarter which expire two years from the date of issuance. There were no option grants in the previous fiscal year.

Aggregated Option Exercises in This Year and Year-End Option Values

The following table sets forth the option exercises and year-end option values for the named executive officers.

			Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options at		Options at
	Acquired on	Value	Fiscal Year End		Fiscal Year End ($)(1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
T. Burroughs	—	—	60,000	—	$19,200	—
B. O’Donnell	—	—	60,000	—	$19,200	—
D. York	—	—	30,000	—	$—	—

(1)	Based on the closing price of our common stock on December 31, 2012 of $1.90 per share less the exercise price payable for those shares. There were no option grants in the previous fiscal year.

Employment Agreements

Tim Burroughs, Chief Executive Officer. The Company executed a new one year Employment Agreement with our President and Chief Executive Officer, Tim Burroughs, on December 1, 2011 with an automatic renew for successive one year terms unless otherwise terminated as provided for in the Agreement. Under the terms of the Agreement Mr. Burroughs is entitled to receive an initial annual base salary of $150,000 plus benefits enumerated therein unless otherwise altered by the Board with respect to all executives of the Company. Under the Agreement Mr. Burroughs is also entitled to certain stock-based compensation for services rendered as disclosed in the “Stock-Based Compensation” section above.

Previously, we executed an amended Employment Agreement effective August 4, 2005 with Mr. Burroughs for three years. Under the terms of the agreement, Mr. Burroughs was entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. The Agreement provided that Mr. Burroughs had the contractual right to require Frontier to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions were that the options would not issue unless Mr. Burroughs made a demand for their issuance and the number of shares so demanded had vested (the agreement provided that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and were cumulative.) The amendment also changed how the options were to be priced. The options were to be priced at a maximum exercise price of one-half the bid price for Frontier common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of Frontier’s common stock was below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for Frontier dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. The Employment Agreement was again amended on December 1, 2010, wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share (one-half of the $0.03 closing bid price on December 1, 2010). Mr. Burroughs did not call any of his potential stock options in the previous fiscal year. The contract was terminated on November 30, 2011.

Kenneth K. Conte, Chief Financial Officer. The Company executed a one year Employment Agreement with our Chief Financial Officer, Kenneth Conte, on January 1, 2012 with an automatic renew for successive one year terms unless otherwise terminated as provided for in the Agreement. Under the terms of the Agreement, Mr. Conte is entitled to receive an initial annual base salary of $120,000 plus benefits enumerated therein unless otherwise altered by the Board with respect to all executives of the Company. Under the Agreement Mr. Conte is also entitled to certain stock-based compensation for services rendered as disclosed in the “Stock-Based Compensation” section above.

Bernard (“Dick”) O’Donnell, Executive Vice President. The Company executed a new one year Employment Agreement with our Executive Vice President, Bernard O’Donnell, on December 1, 2011 with an automatic renew for successive one year terms unless otherwise terminated as provided for in the Agreement. Under the terms of the Agreement Mr. O’Donnell is entitled to receive an initial annual base salary of $150,000 plus benefits enumerated therein unless otherwise altered by the Board with respect to all executives of the Company. Under the Agreement Mr. O’Donnell is also entitled to certain stock-based compensation for services rendered as disclosed in the “Stock-Based Compensation” section above.

Previously, we executed an amended Employment Agreement effective April 1, 2006 with Mr. O’Donnell, having a term of one (1) year, which automatically renewed unless otherwise terminated as provided in said agreement. Under the terms of the Agreement, Mr. O’Donnell was entitled to receive 100,000 shares of Frontier common stock upon execution and Board approval of the Agreement. In addition, the Company agreed to issue Mr. O’Donnell options to acquire 25,000 shares of common stock per quarter beginning April 1, 2006 for a period of up to three years at an exercise price of $0.15 per share. The option exercise period was one year from its date. The option portion of Mr. O’Donnell’s contract expired on January 2, 2009. The Agreement was terminated on November 30, 2011.

David York, Director of Field Operations. The Company executed an Employment Agreement with Mr. York on June 1, 2012 with an automatic renewal for successive one year terms unless otherwise terminated as provided for in the Agreement. Under the terms of the Agreement Mr. York is entitled to receive an initial annual base salary of $150,000 plus benefits enumerated therein unless otherwise altered by the Board with respect to all executives of the Company. Under the Agreement Mr. York is also entitled to certain stock-based compensation for services rendered as disclosed in the “Stock-Based Compensation” section above.

Frank J. Iannelli, Chief Operating Officer. The Company executed an Employment Agreement with Mr. Iannelli effective January 1, 2013 with an automatic renewal for successive one year terms unless otherwise terminated as provided in the Agreement. Under the terms of the Agreement Mr. Iannelli is entitled to receive an initial annual base salary of $120,000 plus benefits enumerated therein unless otherwise altered by the Board with respect to all executives of the Company. Under the Agreement Mr. Iannelli is also entitled to certain stock-based compensation for services rendered as disclosed in the “Stock-Based Compensation” section above.

Stephan P. Carson, Vice President and General Counsel. The Company executed an Employment Agreement with Mr. Carson effective February 1, 2013 with an automatic renewal for successive one year terms unless otherwise terminated as provided in the Agreement. Under the terms of the Agreement Mr. Carson is entitled to receive an initial annual base salary of $120,000 plus benefits enumerated therein unless otherwise altered by the Board with respect to all executives of the Company. Under the Agreement Mr. Carson is also entitled to certain stock-based compensation for services rendered as disclosed in the “Stock-Based Compensation” section above.

Termination of Employment and Change of Control Arrangement

If any individual named above terminates employment with the Company by mutual agreement, death, disability or termination the Agreement provides for the payment of the base salary through the date of termination plus the value of all accrued, earned and unused benefits under the Standard Benefit Plans, plus the accrued Net Profits Interest (except for termination with cause), if any, to date of termination, plus any vested pension and retirement benefits to the date of termination. In addition, if any individual named above terminates employment as a result of disability, the Company will provide long term disability benefits to which the officer may be eligible (if any) in accordance with the Company’s then existing Standard Benefit Plans.

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from a change in our control. There are no agreements or understandings, whether written or unwritten, concerning any type of compensation, whether present, deferred or contingent, that is based on or otherwise relates to an acquisition, merger, consolidation, sale or other disposition of all or substantially all assets of the Company.

Compensation of Directors

Each Director receives $250 for each meeting of the Board. In addition to the foregoing, each Director is awarded 25,000 shares of the Company’s common stock per calendar quarter (issued at the beginning of each quarter). The shareholders of the Company approved the election of the three directors on October 12, 2011. The sitting of the directors became effective 20 days after the mailing of the Information Statement to our shareholders, or on or about November 3, 2011. The two directors entitled to be awarded shares of the Company’s common stock each received 100,000 shares in 2012.

Compensation Committee Report

Our Board of Directors reviewed and discussed the Compensation Discussion and Analysis with management and, based on such discussion, included the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2012 we had a total of 19,293,444 shares of our common stock outstanding. The following table sets forth the stock ownership of the officers, directors and shareholders then holding more than 5% of the common stock of Frontier Oilfield Services:

	NAME AND ADDRESS	AMOUNT	PERCENT OF
TITLE OF CLASS	OF OWNER	OWNED	CLASS
Common stock	Tim Burroughs (1)	2,513,339	13.03
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	Tim Burroughs Family Tr (2)	500,000	2.59
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	Marketing Research Group, Inc. (3)	8,012	0.04
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	Petroleum Holdings, Inc. (3)	733	0.00
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	American Eagle Services, Inc. (3)	516	0.00
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	Gulftex Oil & Gas, LLC (4), (5)	336,616	1.74
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	David York (5)	2,108,239	10.93
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	David & Kelli York Joint Account	10,000	0.05
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	D. York FBO AV	20	0.00
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	Jimmy D. Coffman	1,177,087	6.10
	503 W. Sherman
	Chico, TX 76431
Common stock	Bernard O’Donnell	500,000	2.59
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	Bernard O’Donnell IRA	77,500	0.40
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	Kenneth K. Conte	291,000	1.51
	3030 LBJ Freeway, Suite1320
	Dallas, TX 75234
Common stock	Kyle Conte (6)	13,000	0.07
	226 South Eastate Drive
	Webster, NY 14580
Common stock	Karen S. Conte (6)	13,000	0.07
	226 South Eastate Drive
	Webster, NY 14580

Common stock	Joan K. Conte (6)	55,000	0.29
	14 Park Road
	Pittsford, NY 14534
Common stock	Sherri Green (6)	15,000	0.08
	1350 Ramsday Drive
	Lucas, TX 75002
Common stock	Danielle N. Paniagua (6)	13,000	0.07
	447 Webster Avenue, Apt 3
	New Rochelle, NY 10801
Common stock	Daniel Robinson	100,000	0.52
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234
Common stock	Donald Ray Lawhorne	100,000	0.52
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234
Common stock	Sherri Cecotti	150,000	0.78
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234

All Directors and Officers as a Group and Shareholders Owning More Than 5% of the Common Stock.		7,982,062	41.38%

(1)	The Company executed a new one year Employment Agreement with our President and Chief Executive Officer, Tim Burroughs, on December 1, 2011 with an automatic renew for successive one year terms unless otherwise terminated as provided for in the Agreement. Under the terms of the Agreement Mr. Burroughs is entitled to receive an initial annual base salary of $150,000 plus benefits enumerated therein unless otherwise altered by the Board with respect to all executives of the Company. Under the Agreement Mr. Burroughs is also entitled to certain stock-based compensation for services rendered as disclosed in the “Stock-Based Compensation” section above.
Previously, we executed an amended Employment Agreement effective August 4, 2005 with Mr. Burroughs for three years. Under the terms of the agreement, Mr. Burroughs was entitled to receive an annual compensation of $150,000, and other items enumerated in the agreement. The Agreement provided that Mr. Burroughs had the contractual right to require Frontier to issue, upon his request, up to 250,000 common share options subject to certain conditions. The conditions were that the options would not issue unless Mr. Burroughs made a demand for their issuance and the number of shares so demanded had vested (the agreement provided that 50,000 potential options vest at the beginning of each employment year for the five year term of the agreement and were cumulative.) The amendment also changed how the options were to be priced. The options were to be priced at a maximum exercise price of one-half the bid price for Frontier common stock as of August 4, 2005 or $0.70 per share (one-half $1.40 the closing bid price on August 4, 2005.) In the event the closing bid price of Frontier’s common stock was below $0.70 on the date of a call by Mr. Burroughs, the exercise price would be reduced to the lower actual bid price. In April 2007, in exchange for Frontier dropping the three year service requirement, Mr. Burroughs agreed to forgo his eligibility to call for stock options for fiscal years ending November 30, 2005 and 2006. The Employment Agreement was again amended on December 1, 2010 wherein options were continued for an additional five years at an option price no greater than 50% of the closing price on December 1, 2010 or $0.015 per share (one-half of the $0.03 closing bid price on December 1, 2010).Mr. Burroughs did not call any of his potential stock options in the previous fiscal year. The contract was terminated on November 30, 2011.
(2)	The beneficiary of the Burroughs Family Trust is Becca Burroughs, the daughter of Mr. Burroughs, our CEO.
(3)	Tim Burroughs claims a beneficial interest in the stated shares.
(4)	Tim Burroughs is a 50% owner of Gulftex Oil & Gas, LLC.
(5)	David York is a 50% owner of Gulftex Oil & Gas, LLC.
(6)	Kenneth Conte claims a beneficial interest in the stated shares.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On September 1, 2011 we entered into a service agreement with FIG. Under the agreement the Company charged FIG for a portion of administrative services and rent. The agreement was terminated on May 31, 2012.

On December 1, 2010 we entered into a services agreement with Gulftex. Under the agreement the Company charged Gulftex for a portion of administrative services and rent. The Agreement was terminated on August 31, 2011.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2012 and November 30, 2011 amounted to $52,100 and $16,000, respectively. There was no fee billed for the one month ended December 31, 2011.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2012 was $2,705.No fees were billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended November 30, 2011 and the one month ended December 31, 2011.

All Other Fees

No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended December 31, 2012 and November 30, 2011.

Board of Directors Pre-Approval Policies and Procedures

In December 2003, the Board of Directors adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. Under the policy, our independent auditors are prohibited from performing certain non-audit services and are pre-approved to perform certain other non-audit and tax related services provided that the aggregate fees for such pre-approved non-audit and tax related services do not exceed a pre-set minimum.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statement Schedules

The following have been made part of this report and appear in Item 8 above.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2012 and 2011 and November 30, 2011

Consolidated Statements of Operations-

For The Years Ended December 31, 2012 and November 30, 2011 and One Month Ended December 31, 2011

Consolidated Statements of Cash Flows-

For The Years Ended December 31, 2012 and November 30, 2011 and One Month Ended December 31, 2011

Consolidated Statements of Changes In Stockholders’ Equity-

For The Years Ended December 31, 2012 and 2011 and One Month Ended December 31, 2011

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Description

10.1	Employment Agreement between Frontier Oilfield Services and Frank J. Iannelli effective January 1, 2013.

10.2	Employment Agreement between Frontier Oilfield Services and Stephen P. Carson effective February 1, 2013.

31.1	Certification of our President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release; Employment of Frank Iannelli.

99.2	Press Release; Employment of Stephan Carson.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2013.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Tim Burroughs
Tim Burroughs, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 1st day of April, 2013.

Signatures	Capacity

/s/ Tim Burroughs	President and Chief Executive Officer

/s/ Kenneth K. Conte	Chief Financial Officer

/s/ Bernard R. O’Donnell	Executive Vice President, Director

/s/ Daniel R. Robinson	Director

/s/ Donald Ray Lawhorne	Director