Form 10-K/A
period 2012-12-31
FRONTIER OILFIELD SERVICES INC
filed 2013-04-08
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference:

None

Explanatory Note

The purpose of this Amendment No. 1 to the Frontier Oilfield Services, Inc. Annual Report on 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013 is soley to correct a typographical error on page F-1 and to add an addition Statement of Cash Flows as page F-6 that was inadvertently left out in our original filing. Except as described above, this Amendment does not amend or update any other information contained in the original filing and we have not updated any other disclosures contained therein to reflect any events which occurred at any date subsequent to the original filing.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS.

FRONTIER OILFIELD SERVICES, INC.

(Formerly TBX Resources, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – December 31, 2012 and 2011 and November 30, 2011	F-2 & F-3

Consolidated Statements of Operations- For The Years Ended December 31, 2012 and November 30, 2011 and One Month Ended December 31, 2011	F-4

Consolidated Statements of Cash Flows- For The Years Ended December 31, 2012 and November 30, 2011and One Month Ended December 31, 2011	F-5 & F-6

Consolidated Statements of Changes In Stockholders’ Equity- For The Years Ended December 31, 2012 and November 30, 2011 and One Month ended December 31, 2012	F-7

Notes to Consolidated Financial Statements	F-8

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

March 28, 2013

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

FRONTIER OILFIELD SERVICES, INC . AND SUBSIDIARIES

(Formerly TBX Resources, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended		For the One Month Ended

	Dec. 31, 2012	Nov. 30, 2011	Dec. 31, 2011
Supplemental Cash Flow Disclosures
Interest paid	$682,883	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Deferred consideration for acquisition of CTT	$7,008,348	$—	$—

Issuance of debt for acquisition of CTT	$9,775,816	$—	$—

Issuance of common stock for acquisition of non-controlling interest in FIG	$5,610,000

Payment of TDT line of credit and equipment notes payable	$2,390,353	$—	$—

Acquisition of additional net profits interest in affiliate	$—	$284,900	$—

Purchase of additional interest in unconsolidated affiliated company exchanged for advances payable	$813,800	$390,000	$—

Affiliate debt repayment through issuance of common stock	$—	$53,377	$—

Term notes payable issued for property and equipment	$570,035	$—	$—

Preferred stock issued for investment in affiliate	$147,000	$—	$—

Reduction of deferred loan origination fees against notes payable	$45,704	$—	$—

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

For The Years Ended December 31, 2012 and November 30, 2011 and One Month Ended December 31, 2011

Consolidated Statements of Cash Flows-

For The Years Ended December 31, 2012 and November 30, 2011 and One Month Ended December 31, 2011

Consolidated Statements of Changes In Stockholders’ Equity-

For The Years Ended December 31, 2012 and 2011 and One Month Ended December 31, 2011

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Description

*10.1	Employment Agreement between Frontier Oilfield Services and Frank J. Iannelli effective January 1, 2013.

*10.2	Employment Agreement between Frontier Oilfield Services and Stephen P. Carson effective February 1, 2013.

31.1	Certification of our President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Press Release; Employment of Frank Iannelli.

*99.2	Press Release; Employment of Stephan Carson.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Company’s original 10-K filed on April 1, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2013.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Tim Burroughs
Tim Burroughs, President and Chief Executive Officer

In accordance with the Exchange Act, this amended report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 8th day of April, 2013.

Signatures	Capacity

/s/ Tim Burroughs	President and Chief Executive Officer

/s/ Kenneth K. Conte	Chief Financial Officer

/s/ Bernard R. O’Donnell	Executive Vice President, Director

/s/ Daniel R. Robinson	Director

/s/ Donald Ray Lawhorne	Director