Form 10-Q
period 2013-03-31
FRONTIER OILFIELD SERVICES INC
filed 2013-05-15
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 9, 2013, there were 20,927,296 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$135,913	$67,824
Certificate of deposit	77,614	77,614
Accounts receivable	3,714,535	3,920,008
Inventory, primarily parts	300,339	320,731
Prepaid expenses, primarily insurance	1,017,318	1,403,848
Deferred loan origination fees, current portion	324,521	336,297

Total current assets	5,570,240	6,126,322

Property and equipment:
Property and equipment, at cost	15,599,415	14,049,275
Less accumulated depreciation	(2,478,093)	(1,451,674)

Total property and equipment	13,121,322	12,597,601

Other asserts:
Restricted cash	241,650	619,922
Provisional goodwill (Note 6)	12,823,571	13,325,058
Deferred loan origination fees, net of current portion	836,824	913,539
Deposits	42,667	40,852

Total other assets	13,944,712	14,899,371

Total Assets	$32,636,274	$33,623,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013,	December 31, 2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$12,458,077	$12,727,867
Accounts payable	5,415,335	4,665,616
Accrued liabilities	976,238	1,063,687
Financed insurance premiums payable	345,953	820,499
Escrow liability	241,650	619,922
Deferred consideration payable for acquisition of CTT	7,008,348	2,300,000

Total current liabilities	26,445,601	22,197,591

Long-term debt, less current maturities (Note 8)	2,143,149	2,225,570

Deferred consideration payable for acquisition of CTT	—	4,708,348

Total liabilities	28,588,750	29,131,509

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock- $.01 par value; authorized 10,000,000; no shares issued or outstanding at March 31, 2013	—	—
Common stock- $.01 par value; authorized 100,000,000 shares;
19,122,296 shares issued and outstanding at
18,116,357 shares issued and outstanding at	191,223	181,163
Additional paid-in capital	24,931,337	22,437,761
Prepaid stock compensation	(506,250)	—
Accumulated deficit	(20,568,786)	(18,127,139)

Total stockholders’ equity	4,047,524	4,491,785

Total Liabilities and Stockholders’ Equity	$32,636,274	$33,623,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	Mar. 31, 2013	Feb. 29, 2012
Revenues, net of discounts	$10,991,784	$1,609
Costs and expenses:
Direct operating costs	8,123,108	—
Indirect operating costs	2,004,261	1,524
General and administrative	1,871,168	496,662
Depreciation and amortization	963,255	87

Total costs and expenses	12,961,792	498,273

Operating loss	(1,970,008)	(496,664)
Other (Income) Expense:
Interest expense	353,175	—
Gain on disposal of property and equipment	(47,673)	—
Equity in loss of unconsolidated affiliated company	—	150,958

Loss Before Provision for Income Taxes	(2,275,510)	(647,622)
Provision for state income taxes	—	—

Net loss	$(2,275,510)	$(647,622)

Net Loss per Common Share:
Basic and Diluted	$(0.11)	$(0.07)

Weighted Average Common Shares Outstanding:
Basic and Diluted	20,168,141	9,232,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC . AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	Mar. 31, 2013	Feb. 29, 2012
Cash Flows From Operating Activities:
Net loss	$(2,275,510)	$(647,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	963,255	87
Issuance of common stock for services	1,049,136	185,563
Gain on disposal of property and equipment	(47,673)	—
Amortization of deferred loan fees	88,491	—
Equity loss of unconsolidated affiliated company	—	150,958
Allocated expenses to affiliates	—	(58,440)
Changes in operating assets and liabilities other than advances from affiliates:
Decrease (increase) in operating assets:
Accounts receivable	205,473	2,907
Advances receivable from affiliate	—	(11,200)
Inventory, primarily parts	20,392	—
Prepaid expenses, primarily insurance	386,530	—
Deposits	(1,815)	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	662,270	7,143
Financed insurance premiums payable	(474,546)	—

Net cash provided by (used in) operating activities	576,003	(370,604)

Cash Flows From Investing Activities:
Purchase of property and equipment	(602,769)	—
Proceeds from sale property and equipment	47,673	—
CT T escrow liability	(378,272)	—

Net cash used in investing activities	(933,368)	—

Cash Flows From Financing Activities:
Common stock sales	399,393	—
Payments on notes payable	(397,835)	—
Net change in line of credit	45,624	—
Payments from restricted cash account	378,272	—
Proceeds from preferred stock subscriptions	—	3,000
Advances from affiliate	—	357,500

Net cash provided by financing activities	425,454	360,500

Net increase (decrease) in cash	68,089	(10,104)
Cash at beginning of period	67,824	13,871

Cash at end of period	$135,913	$3,767

Supplemental Cash Flow Disclosures
Interest paid	$253,549	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock issued for investment in affiliate	$—	$147,000

Purchase of additional interest in unconsolidated affiliated company exchanged for advances payable	$—	$3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1.	BASIS OF PRESENTATION:

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 (including the notes thereto) set forth in Form 10-K.

2.	BUSINESS ACTIVITIES:

Frontier Oilfield Services, Inc. a Texas corporation (and collectively with its subsidiaries, “we”, “our”, “Frontier” or the “Company”), was organized on March 24, 1995. The accompanying condensed consolidated financial statements include the accounts of the Company and Frontier Acquisition I, Inc., and its subsidiary Chico Coffman Tank Trucks, Inc. and its subsidiary Coffman Disposal, LLC, and Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC.

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

3.	SUMMARY OF SELECTED ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the comparative condensed consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the March 31, 2013 financial statements. The Company previously presented “cost of revenue” which includes costs and expenses directly attributable to the production of revenue. The Company reclassified those items of costs and expenses to “direct costs” in the current consolidated statements of operations. In addition, the Company reclassified “operating expenses”, which includes all costs and expenses at the subsidiary level not directly related to the production of income, to “indirect costs” in the current statements of operations.

Fiscal Year Change

On June 28, 2012, the Board of Directors approved the change in the Company’s fiscal year from November 30 to December 31. The change became effective at the end of the quarter ended September 30, 2012. All references to “years”, unless otherwise noted, refer to the 12-month fiscal year, which prior to December 1, 2011, ended on November 30, and beginning with January 1, 2012, ends on December 31, of each year. Therefore, as a result of this change, the Company has presented the statement of operations and statement of cash flows for the three months ended February 29, 2012.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. The acquisition method requires that assets acquired and liabilities assumed including contingencies be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed for CTT and, therefore, the fair values set forth are subject to adjustment when the valuations are completed. Under U.S. Generally Accepted Accounting Principles, companies have up to one year following an acquisition to finalize acquisition accounting.

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

The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the contingency period, which is July 31, 2013, as specified in the stock purchase agreement. The fair value of the earnings based contingent liability is to be determined based on the earnings as of future fiscal period-ends. At this time it is not possible to determine a probable range of possible outcomes of the valuation of the earnings based contingent liability. Future gains and losses on the re-measurement of the earnings based contingent liability will be included in other income (expense), net. See Note 10 for discussion of amendments to stock purchase agreement.

The fair value measurements of the Company’s contingent liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total
Liabilities
Earnings based deferred consideration liability related to the CTT acquisition	—	—	2,300,000	2,300,000

There were no transfers between the three levels during three months ended March 31, 2013.

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

As of February 29, 2012 the Company’s investments in FIG totaled $3,135,595. The investments reflect a $284,900 net profits interest and a $2,850,695 equity interest. The Company’s share of FIG’s losses totaled $150,958 for the quarter. The Company’s equity interest and net profits interest in FIG at February 29, 2012 was 36.10 % and 52.10%, respectively. The Company acquired a 51% interest in FIG effective May 31, 2012 and acquired the remaining 49% interest in September of 2012. As a result of the acquisition the Company’s equity interest was impaired and charged to other expense in September of 2012. In addition the Company’s March 31, 2013 FIG investment account was eliminated in consolidation (See Note 6).

5.	BUSINESS ACQUISITIONS:

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

The acquisition date fair value of the Company’s equity interest in FIG held immediately before May 31, 2012 was $3,791,996. The Company’s fair value equity interest was determined by taking the fair value of the net assets acquired and deducting the majority interest ownership immediately before May 31, 2012. There was no gain or loss on remeasuring the investment.

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed.

The following details the final fair value of the consideration transferred to effect the acquisition of FIG.

Fair value of consideration transferred	$3,877,000

The following is the final fair value of the net assets acquired by the Company in the acquisition, reconciled to the total fair value of the consideration transferred:

Cash	$907,132
Accounts receivable and accrued revenue	1,794,260
Inventory	61,905
Property and equipment (net)	7,081,025
Deposits	25,960
Other assets	1,026,903
Notes payable	(2,346,973)
Accounts payable and accrued expenses	(881,216)

Fair value of net assets acquired as of May 31, 2012	7,668,996
Noncontrolling interest adjustment	(3,791,996)

Fair value of consideration transferred	$3,877,000

In September 2012, the Company acquired the remaining 49% ownership of FIG. The transaction was valued at $5,610,000. The following is the final fair value of the noncontrolling interest acquired by the Company in the transaction reconciled to the total final fair value of the consideration transferred:

Fair value of 49% interest in FIG	$3,635,361
Decrease in additional paid-in capital on purchase of 49% interest in FIG	1,974,639

Fair value of consideration transferred	$5,610,000

The Company’s operating results are substantially affected by the acquisition of FIG which can limit comparability of financial results for the three months ended March 31, 2013 to the three months ended February 29, 2012.

Acquisition of Chico Coffman Tank Trucks, Inc.

Subsequent to February 29, 2012, the Company completed the acquisition of CTT which is discussed in the notes to the financial statements of the Company for the year ended December 31, 2012 set forth in Form 10-K. There have been no changes to the provisional amounts in the current quarter (See Note 6 and 10). The Company’s operating results are substantially affected by the acquisition of CTT which can limit comparability of financial results for the three months ended March 31, 2013 to the three months ended February 29, 2012.

6.	GOODWILL:

The following table presents details of the change in the Company’s goodwill as of March 31, 2013 resulting from the remeasurement of FIG provisional value for assets and liabilities acquired (See Note 5).

Balance as of December 31, 2012	$13,325,058
Reductions:
Acquisition of Frontier Income and Growth, LLC	(501,487)

Balance as of March 31, 2013	$12,823,571

7.	STOCK BASED COMPENSATION:

Under the terms of the Company’s employment agreements with its officers, certain officers receive a grant of 25,000 of the Company’s common shares per quarter and a grant of 5,000 of the Company’s common shares times the number of years of completed service issued annually. In addition, certain officers receive the right to purchase up to 15,000 of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option is up to two years from its date of issuance, at which time the option expires. Also, two officers who joined the Company in the first quarter of this year received a grant of certain restricted common stock shares as a sign-on bonus. The granted shares vest proportionally each quarter for the calendar year ended December 31, 2013.

Each Director, except for Mr. O’Donnell, is awarded 25,000 shares of the Company’s common stock per calendar quarter (issued at the beginning of each quarter).

Summary Stock Compensation Table

The following table sets forth the Company’s paid or accrued stock compensation expense to its officers, directors and employees.

	Stock Awards	Stock Options Awards	Restricted Stock Awards (1)	Securities Underlying Restricted Stock (#)	Total
Three months ended March 31, 2013	$838,086	$42,300	$168,750	300,000	$1,049,136

Three months ended February 29, 2012	$111,713	$14,100	$42,500	300,000	$168,313

(1) As of March 31, 2013 and February 29, 2012, the Company’s unrecognized compensation expense related to the nonvested stock grants was $506,250 and $215,500, respectively.

The Company executed a contract on January 12, 2012 for consulting and marketing services. Under the terms of the contract a portion of the fees to be paid are in the form of the Company’s common stock. For the three months ended February 29, 2012 the Company recorded professional fees of $17,000 with an offsetting credit to stockholders’ equity. There were no such fees during the three months ended March 31, 2013.

A summary of the status of the Company’s option grants as of March 31, 2013 and December 31, 2012 and the changes during the periods then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding December 31, 2012	150,000	$1.54	1.64	$231,000
Granted	45,000	$2.25	2.00	101,250
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding March 31, 2013	195,000	$1.70.	1.53	$332,250

The weighted average fair value at date of grant for options during three months ended March 31, 2013 was estimated using the Black-Scholes option valuation model with the following inputs:

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

A summary of the status of the Company’s vested and nonvested option grants at March 31, 2013 and the weighted average grant date fair value is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Grant Date Fair Value
Vested	195,000	$.76	$147,300
Nonvested	—	—	—

Total	195,000	$.76	$147,300

The status of the Company’s nonvested stock grant at March 31, 2013 and the grant date value is presented below:

	Shares	Weighted Average Grant Date Value per Share	Grant Date Value
Nonvested	225,000	$1.93	$435,000
Forfeited	—	—	—

Total	225,000	$1.93	$435,000

8.	LONG-TERM DEBT:

Long-term debt, net as of March 31, 2013 was as follows:

Revolving credit facility and term loan (a)	$6,995,578
ICON term note (b)	5,000,000
Notes payable	2,109,478
Installment notes	496,170

Total debt	14,601,226
Less current portion	(12,458,077)

Total long-term debt	$2,143,149

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

The Credit Agreement contains certain restrictive debt covenants that require the Company to maintain a certain ratio and restrictions commencing with the month ending September 30, 2012. The major requirements are that the Company must maintain a monthly Fixed Charge Coverage Ratio each month that cannot be less than 1.0 to 1.0, a rolling twelve month Leverage Ratio determined on the last day of each month that cannot be greater the 4.50 to 1.0 and the Company cannot incur capital expenditures that exceeds $3 million in any fiscal year. As of March 31, 2013, the Company was in technical default resulting from its inability to maintain two financial ratios of the debt covenants and accordingly classified the entire note balance as a current liability. The Company is working to cure the financial ratio deficiencies and expects to be compliant by the end of the second quarter of 2013.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement provides for 14% monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to Capital One on all other Company properties and assets. The covenants in the ICON Note are in all material respects the same as in the Capital One Credit Agreement. As of March 31, 2013, the Company was in technical default resulting from its inability to maintain two financial ratios of the debt covenants and accordingly classified the entire note balance as a current liability. The Company is working to cure the financial ratio deficiencies and expects to be compliant by the end of the second quarter of 2013.

9.	COMMITMENTS AND CONTINGENCIES:

a.

During the year ended December 31, 2012 a complaint was filed with the Texas Railroad Commission (RRC) regarding the operation of one of Trinity Disposal Wells, LLC’s wells in East Texas. The compliant requested that the RRC terminate the well injection permit on the basis that the Company violated the terms of the permit by failing to confine injection fluids to the permitted interval and that the escape of such fluids is causing waste and poses a threat to fresh water. The Company answered the complaint and presented expert testimony contradicting the claim. As of the date of filing this report the RRC has not made a final determination on the merits of the complaint. The RRC ordered the Company to shut-down the well until there is an official ruling on the complaint. Recently the Examiners for the RRC ruled in favor of the Company. The recommendation of the Examiners has been forwarded to the three elected Railroad Commissioners and, at a public meeting the Commissioners (which may occur in the second quarter of this year) will vote on whether to accept the Hearings Examiners’ recommendation. If the RRC rules against the Examiners and in favor of the complainant and the Company will write-off the value of the disposal well and related assets and record a loss on the impairment of approximately $818,000.

b.	Share based deferred cosideration liability was recorded as part of the CTT purchase consideration based on the Stock Purchase Agreement dated June 29, 2012. The previous owner of CTT received $4,708,348 in consideration in form of common shares with a right to receive additional common shares if the share price of the company falls below $4.00 per share at the end of the measurement period, which is January 25, 2014, as specified in the stock purchase agreement. As of March 31, 2013, the total estimated shares to be issued for the share based deferred consideration liability was 2,092,599 shares of which 1,177,087 shares have been issued (See Note 10).

c.	Earnings based deferred consideration liability was recorded as part of the CTT purchase consideration based on the Stock Purchase Agreement dated June 29, 2012. The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the measurement period, which is July 31, 2013, as specified in the agreement. Because the fair value of the earnings based contingent liability will largely be determined based on the earnings as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the earnings based contingent liability at this time. Accordingly, there was no change in the fair value from the acquisition date through March 31, 2013. Future gains and losses on the re-measurement of the earnings based contingent liability will be included in other income (expense), net. As of March 31, 2013, the value of the earnings based liability was $2,300,000 (See Note 10).

d.	The Company is obligated for $1,529,500 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2022 with no option to renew. The monthly lease payment for the disposal wells leases is $10,300. The Company is also obligated for $107,010 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from March 1, 2011 through May 31, 2014. The average monthly base lease payment over the remaining term of the lease is $7,644.

10.	SUBSEQUENT EVENT:

On May 1, 2013, the Company entered into an agreement with the former owner of CTT to amend the Stock Purchase Agreement Dated June 29, 2012. Under the terms of the new agreement, the section relating to the deferred earn-out consideration which at March 31, 2012 was $2,300,000 was deleted in its entirety. It was further agreed that prior to July 1, 2013, the Company and the seller will replace the earn-out provisions previously set forth and replace it with a revised earn-out provision covering the period from July 1, 2013 to June 30, 2014. The revised earn-out will be earned each quarter during the new measurement period where CTT exceeds its targeted earnings before interest, taxes, depreciation and amortization threshold for such quarter and, if there is such excess, then the earn-out payment to be made to the seller for such quarter will be an agreed-upon percentage of such excess. Since the targeted earnings and percentage have not been agreed to at this time it is not feasible to determine the effect, if any, on the deferred earn-out consideration liability recorded at March 31, 2013. In addition, the section of the Agreement pertaining to the deferred stock consideration was amended wherein the Company agreed to issue an additional 572,913 of common stock shares in full satisfaction of the Company’s obligation to issue addition shares under the previous provisions of the Agreement. The amendment did not change the value of the deferred consideration; rather, it set the Company’s share obligation to the seller. The total number of shares issued under the Amended Agreement is 1,750,000.

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

DESCRIPTION OF PROPERTIES

Our principal executive offices are located in an office building located at 3030 LBJ Freeway, Dallas, Texas, 75234. We lease the office space which runs through May 31, 2014 with the option to renew the lease for an additional five years. The average base lease payment over the remaining term of the lease is $7,608 per month.

The Company owns 10 acres of vacant land in Johnson County and 7.055 acres in Chico, Texas on which it has 5 buildings used for its water disposal operations in that area. The Company also owns 7.49 acres in Harrison County, Texas on which three of its disposal wells are located along with a small manufactured office and repair shop. In addition, the Company is obligated under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2022 with no option to renew. The monthly lease payment for the disposal well leases is $10,300.

Following is information concerning production from our oil and gas wells, productive well counts and both producing and undeveloped acreage. We currently have a minor overriding interest in seven Barnett Shale gas wells in Denton County, Texas and two Barnett Shale gas wells in Wise County, Texas.

Name of Field or Well	Gross Producing Well Count	Net Producing Well Count
Newark East, Override Interest	9	0.04

PRODUCTIVE WELLS AND ACREAGE:

The following is a breakdown of our productive wells and acreage as of March 31, 2013:

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Total Net Developed Acres
Wise County	—	—	2	0.0360	224	8.06
Denton County	—	—	7	0.0360	566	20.38

Notes:

1.	Total Gross Wells are those wells in which the Company holds an overriding interest in as of March 31, 2013.
2.	Net Productive Wells was calculated by multiplying the overriding interest held by the Company in each of the 9 Gross Wells and adding the resulting products.
3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds an overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total overriding interest held by the Company in the respective properties.
5.	All acreage in which we hold an overriding interest as of March 31, 2013 have or had existing wells located thereon; thus all acreage may be accurately classified as developed.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included on Form 10-K for the year ended December 31, 2012 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2013 we reported a net loss of $2,275,510 as compared to net loss of $647,622 for the quarter ended February 29, 2012. The components of these results are explained below.

Revenue- net revenue for the three months ended March 31, 2013 was $10,991,784 compared to $1,609 for the three months ended February 29, 2012. The increase in net revenue of $10,990,175 is attributable to the recent acquisitions of Chico Coffman Tank Trucks and Frontier Income and Growth.

Expenses- The components of our costs and expenses for the three months ended March 31, 2013 and February 29, 2012 are as follows:

	Three Months Ended
	Mar. 31, 2013	Feb. 29, 2012
Costs and expenses:
Direct costs	$8,123,108	$—
Indirect costs	2,004,261	1,524
General and administrative	1,871,168	496,662
Depreciation	963,255	87

	$12,961,792	$498,273

Direct costs for the three months ended March 31, 2013 were $8,123,108 which is attributable to our recent acquisitions of CTT and FIG. There were no comparable costs for the quarter ended February 29, 2012.

Operating expenses increased $2,002,737 for the quarter ended March 31, 2013 as compared to the quarter ended February 29, 2012. The increase in operating expenses for the quarter and year-to-date is attributable to our recent acquisitions of CTT and FIG.

General and administrative expenses increased $1,374,506, 276.8%, for the three months ended March 31, 2013 as compared to the three months ended February 29, 2012. The increase is attributable to stock compensation cost of $880,823, salaries and wages of $119,747, legal and professional fees of 252,928 and expenses in all other categories totaling $121,008. The increase in stock compensation cost is partially attributable to a change in the method of determining the date for issuing common stock shares to executives for years of service. The employment contacts for two executives were modified January 1, 2013 which changed the date for awarding shares from annually to the anniversary date of the executive’s years of service. This change had the effect of increasing stock compensation cost by $238,588 over the amount reported for the three months ended February 29, 2012. Of the total $35,075 was due to an increase in the price per share and $203,513 was due to an increase in number of shares awarded.

Depreciation and amortization expense totaled $963,255 for the three months ended March 31, 2013 and $87 for the three months ended February 29, 2012. The increase of $963,168 in depreciation expense is attributable to our recent acquisitions of CTT and FIG.

Interest expense for the three months ended March 31, 2013 was $353,175 which was primarily related to the Capital One and ICON notes. There was no interest expense for the three months ended February 29, 2012.

The Company’s loss on its equity interest in FIG for the three months ended February 29, 2012 was $150,958. FIG’s results since May 31, 2012 are reflected in the Company’s consolidated statement of operations.

The Company disposed of property and equipment in the quarter ended March 31, 2013 for $47,673 and wrote-off the fully depreciated value of the related asset totaling $113,715. The gain on the transaction was $47,673.

We have not recorded any federal income taxes for the three months ended March 31, 2013 and February 29, 2012 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit. In addition we have not recorded a provision for state income taxes due to the operating loss sustained this quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had total assets of $32,636,274 of which property and equipment and goodwill amounted to $25,944,893 or 80% of the total. Our revenues for the current fiscal quarter totaled $10,991,784 while the revenues for the quarter ended February 29, 2012 were $1,609. Our accumulated losses as of March 31, 2013 totaled $20,568,786. The Company had a cash balance of $135,913, as of March 31, 2013. Our current ratio at March 31, 2013 was .21:1. As of March 31, 2013 our stockholders’ equity was $4,047,524. Our cash provided by operations totaled $576,003 for the three months ended March 31, 2013 while cash used in operations totaled $370,604 for the three months ended February 29, 2012. This represents an increase of $946,607 in cash provided by operating activities. Cash used in investing activities totaled $933,368 for the three months ended March 31, 2013 that primarily consisted of the purchase of property and equipment. Cash flows from investing activities for the three months ended February 29, 2012 were $0. Cash flows from financing activities for the three months ended March 31, 2013 totaled $425,454 that consisted of the sale of common stock totaling $399,393, borrowings totaling $45,624 and payments from the restricted cash account totaling $378,272 offset by payments on notes payable totaling $397,835. Cash flows from financing activities for the three months ended February 29, 2012 totaled $360,500 that consisted of the sale of preferred stock subscriptions totaling $3,000 and advances from FIG totaling $357,500.

In response to the recent losses, the Company is reviewing various aspects of its operations to reduce costs. In connection with its review, the Company is focusing in on markets that are currently underperforming to assess the likely near and long-term prospects for attaining profitability. In addition the Company has taken the necessary steps to reduce operating costs and improve efficiencies at its subsidiaries including Trinity Disposal and Trucking, LLC which has not been profitable and has also implemented a plan to reduce corporate overhead costs. If management concludes that its operations in certain markets are not profitable and are unlikely to be so within a reasonable time period then we may sell those operations to third parties or cease operations in that service area and reassign the moveable assets to other service areas. However there can be no assurance that we will receive sufficient value in any sale to cover our losses or that if we cease operations in any service area that the assets will be profitably employed elsewhere.

In the past we have primarily acquired producing oil and gas properties with opportunities for future development and contracted well operations to contractors. Currently, we are perusing additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire water disposal companies and/or assets. Any such additional funding will be done on an “as needed” basis and will only be done in those instances in which we believe such additional expenditures will increase our profitability. However, actual results may differ from management’s plan and the amount may be material.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, management has concluded that, as of March 31, 2013 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Item 2. UNREGISTERED SALES OFEQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

Item 5. OTHER INFORMATION

On May 1, 2013, the Company entered into an agreement with the former owner of CTT to amend the Stock Purchase Agreement Dated June 29, 2012. Under the terms of the new agreement, the section relating to the deferred earn-out consideration which at March 31, 2012 was $2,300,000 was deleted in its entirety. It was further agreed that prior to July 1, 2013, the Company and the seller will replace the earn-out provisions previously set forth and replace it with a revised earn-out provision covering the period from July 1, 2013 to June 30, 2014.

The revised earn-out will be earned each quarter during the new measurement period where CTT exceeds its targeted earnings before interest, taxes, depreciation and amortization threshold for such quarter and, if there is such excess, then the earn-out payment to be made to the seller for such quarter will be an agreed-upon percentage of such excess. Since the targeted earnings and percentage have not been agreed to at this time it is not feasible to determine the effect, if any, on the deferred earn-out consideration liability recorded at March 31, 2013.

In addition, the section of the Agreement pertaining to the deferred stock consideration was amended wherein the Company agreed to issue an additional 572,913 of common stock shares in full satisfaction of the Company’s obligation to issue addition shares under the previous provisions of the Agreement. The amendment did not change the value of the deferred consideration; rather, it set the Company’s share obligation to the seller. The total number of shares issued under the Amended Agreement is 1,750,000.

I tem 6. EXHIBITS

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

101.SCH XBRL Taxonomy Schema

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

(b)	REPORTS ON FORM 8-K:

1. Form 8-K, Current report, items 1.01 and 9.01 filed on 1-18- 2013.

2. Form 8-K/A, Amended current report, items 1.01 and 9.01 filed on 1-18- 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2013

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Tim Burroughs
Tim Burroughs, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 15th day of May, 2013.

Signatures	Capacity

/s/ Tim Burroughs	President and Chief Executive Officer

/s/ Kenneth K. Conte	Chief Financial Officer

/s/ Bernard R. O’Donnell	Executive Vice President, Director

/s/ Daniel R. Robinson	Director

/s/ Donald Ray Lawhorne	Director