Form 10-Q
period 2013-06-30
FRONTIER OILFIELD SERVICES INC
filed 2013-08-14
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 1, 2013 there were 21,362,296 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$—	$67,824
Certificate of deposit	77,614	77,614
Accounts receivable	3,036,090	3,920,008
Inventory, primarily parts	246,087	320,731
Prepaid expenses, primarily insurance	472,489	1,403,848
Deferred loan origination fees, current portion	324,521	336,297

Total current assets	4,156,801	6,126,322

Property and equipment:
Property and equipment, at cost	16,592,654	23,850,685
Less accumulated depreciation	(1,641,805)	(1,589,070)

Total property and equipment	14,950,849	22,261,615

Other assets:
Intangibles, net (Note 6)	3,694,858	3,898,245
Assets held for sale	5,858,341	—
Restricted cash	—	619,922
Deferred loan fees, net of current portion	751,279	913,539
Deposits	24,037	40,852

Total other assets	10,328,515	5,472,558

Total Assets	$29,436,165	$33,860,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$11,755,295	$12,727,867
Accounts payable	5,814,589	4,665,618
Accrued liabilities	848,067	1,063,687
Financed insurance premiums payable	—	820,499
Escrow liability	—	619,922
Deferred consideration payable for acquisition of CTT	2,300,000	2,300,000

Total current liabilities	20,717,951	22,197,593
Long-term debt, less current maturities (Note 8)	2,084,101	2,225,570
Deferred consideration payable for acquisition of CTT	—	4,708,348

Total Liabilities	22,802,052	29,131,511

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock- $.01 par value; authorized 10,000,000; no shares issued or outstanding at June 30, 2013	—	—
Common stock- $.01 par value; authorized 100,000,000 shares; 21,362,296 shares issued and outstanding at June 30, 2013 18,116,357 shares issued and outstanding at December 31, 2012	213,623	181,163
Additional paid-in capital	30,164,734	22,986,615
Prepaid stock compensation	(378,750)	—
Accumulated deficit	(23,365,494)	(18,438,794)

Total stockholders’ equity	6,634,113	4,728,984

Total Liabilities and Stockholders’ Equity	$29,436,165	$33,860,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Revenues, net of discounts	$9,875,701	$701	$20,867,485	$2,309
Costs and expenses:
Direct operating costs	7,268,518	—	15,391,626	—
Indirect operating costs	1,801,239	177	3,805,500	1,701
General and administrative	1,828,565	809,173	3,699,733	1,305,834
Depreciation and amortization	1,047,055	1,665	2,010,310	1,752

Total costs and expenses	11,945,377	811,015	24,907,169	1,309,287

Operating loss	(2,069,676)	(810,314)	(4,039,684)	(1,306,978)
Other (income) expense:
Interest expense	494,800	—	847,975	—
Gain on disposal of property and equipment	(8,183)	—	(55,856)	—
Equity in loss of unconsolidated affiliated company	—	71,491	—	222,449

Loss before provision for income taxes	(2,556,293)	(881,805)	(4,831,803)	(1,529,427)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(2,556,293)	(881,805)	(4,831,803)	(1,529,427)
Loss from discontinued operations, net of income taxes	(94,897)	—	(94,897)	—

Net loss	$(2,651,190)	$(881,805)	$(4,926,700)	$(1,529,427)

Net loss per common share - basic and diluted:
Continuing operations	$(0.13)	$(0.09)	$(0.24)	$(0.17)
Discontinued operations	—	—	—	—

Total	$(0.13)	$(0.09)	$(0.24)	$(0.17)

Weighted Average Common Shares Outstanding:
Basic and Diluted	20,814,211	9,339,701	20,293,560	9,217,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2013	May 31, 2012
Cash Flows From Operating Activities:
Net loss	$(4,926,700)	$(1,529,427)
Less: Loss from discontinued operations, net of taxes	(94,897)	—

Loss from continuing operations, net of taxes	(4,831,803)	(1,529,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,010,310	1,752
Issuance of common stock for services	1,723,088	462,263
Equity in loss of unconsolidated affiliated company	—	222,449
Advance to officer	—	6,500
Allocated and direct expenses to affiliates	—	(115,079)
Gain on sale of property and equipment	(55,856)	—
Amortization of deferred loan fees	174,036	—
Changes in operating assets and liabilities other than advances from affiliates:
Decrease (increase) in operating assets:
Accounts receivable	458,824	2,383
Advances receivable from affiliate	—	(9,233)
Inventory, primarily parts	86,429	—
Prepaid expenses, primarily insurance	896,766	(140,000)
Deposits	16,815	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	748,159	91,977
Financed insurance premiums payable	(820,499)	—

Net cash provided by (used in) operating activities of continuing operations	406,269	(1,006,415)
Net cash provided by operating activities of discontinued operations	624,829	—

Net cash provided by (used in) operating activities	1,031,098	(1,006,415)

Cash Flows From Investing Activities:
Purchase of membership units in affiliate	—	(1,267,000)
Purchase of property and equipment	(517,962)	(49,303)
Proceeds from sale property and equipment	86,931	—
Escrow liability	(619,922)	—

Net cash used in investing activities of continuing operations	(1,050,953)	(1,316,303)
Net cash provided by investing activities of discontinued operations	45,757	—

Net cash used in investing activities	(1,005,196)	(1,316,303)

Cash Flows From Financing Activities:
Proceeds from preferred stock subscriptions	—	1,625,000
Net change in line of credit	45,624	—
Payments on notes payable	(1,159,665)	—
Payments from restricted cash account	619,922	—
Common stock sales	400,393	—
Payments to affiliate	—	(115,570)
Advances from affiliate	—	803,787

Net cash provided by (used in) financing activities of continuing operations	(93,726)	2,313,217
Net cash used in financing activities of discontinued operations	—	—

Net cash provided by (used in) financing activities	(93,726)	2,313,217

Net decrease in cash	(67,824)	(9,501)
Cash at beginning of period	67,824	13,871

Cash at end of period	$—	$4,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2013	May 31, 2012
Supplemental Cash Flow Disclosures
Interest paid	$673,939	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Purchase of additional interest in unconsolidated affiliated company exchanged for advances paya	$—	$358,000

Direct deposit of receipts from preferred stock subscription used to purchase additional interest in unconsolidated affiliated company	$—	$147,000

Settlement of deferred consideration payable for acquisition of CTT (Note 9)	$4,708,348	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The Company’s current business, through its subsidiaries, is in the oil field services industry, including the transportation and disposal of salt water and other oil field fluids in Texas. The Company currently owns and operates thirteen disposal wells in Texas. The Company’s customer base includes national, integrated, and independent oil and gas exploration companies. In addition, the Company has a minor overriding interest in 2 producing gas wells in Wise County, Texas and 7 producing gas wells in Denton County, Texas. Frontier previously was in the business of acquiring and developing oil and gas properties, providing contract services to an affiliate and sponsoring and managing joint venture oil and gas development partnerships.

3.	SUMMARY OF SELECTED ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the comparative condensed consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the June 30, 2013 financial statements. The Company previously presented “cost of revenue” which includes costs and expenses directly attributable to the production of revenue. The Company reclassified those items of costs and expenses to “direct costs” in the current consolidated statements of operations. In addition, the Company reclassified “operating expenses,” which includes all costs and expenses at the subsidiary level not directly related to the production of income and acquisition related expenses, to “indirect costs” in the current statements of operations.

Fiscal Year Change

On June 28, 2012, the Board of Directors approved the change in the Company’s fiscal year from November 30 to December 31. The change became effective at the end of the quarter ended September 30, 2012. All references to “years”, unless otherwise noted, refer to the 12-month fiscal year, which prior to December 1, 2011, ended on November 30, and beginning with January 1, 2012, ends on December 31, of each year. Therefore, as a result of this change, the Company has presented the statement of operations and statement of cash flows for the six months ended May 31, 2012.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. The acquisition method requires that assets acquired and liabilities assumed including contingencies be recorded at their fair values as of the acquisition date. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed for CTT.

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

The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the contingency period, which is June 30, 2014 (Note 9), as specified in the stock purchase agreement. The fair value of the earnings based contingent liability is to be determined based on the earnings as of future fiscal period-ends. At this time it is not possible to determine a probable range of possible outcomes of the valuation of the earnings based contingent liability. Future gains and losses on the re-measurement of the earnings based contingent liability will be included in other income (expense).

The fair value measurements of the Company’s contingent liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total
Liabilities
Earnings based deferred consideration liability related to the CTT acquisition	—	—	2,300,000	2,300,000

There were no transfers between the three levels during the six months ended June 30, 2013.

Earnings Per Share (EPS)

Basic earnings per common share is calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an anti-dilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations.

4.	INVESTMENT IN UNCONSOLIDATED AFFILIATED COMPANY:

As of May 31, 2012 the Company’s investments in FIG totaled $4,539,104. The investments reflect a $284,900 net profits interest and a $4,254,204 equity interest. The Company’s share of FIG’s losses totaled $71,491 for the quarter and $222,449 for the quarter to date. The Company’s equity interest and net profits interest in FIG at May 31, 2012 was 48.19% and 60.24%, respectively. The Company acquired a 51% interest in FIG effective June 4, 2012 and acquired the remaining 49% interest in September of 2012. As a result of the acquisition the Company’s net profit interest was impaired and charged to other expense in September of 2012. In addition the Company’s June 30, 2013 FIG investment account was eliminated in consolidation (See Note 5).

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

The acquisition date fair value of the Company’s equity interest in FIG held immediately before May 31, 2012 was $3,791,996. The Company’s fair value equity interest was determined by taking the fair value of the net assets acquired and deducting the majority interest ownership immediately before May 31, 2012. There was no gain or loss on re-measuring the investment.

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

The following is the final fair value of the net assets acquired by the Company in the acquisition, reconciled to the total fair value of the consideration transferred:

Cash	$907,132
Accounts receivable and accrued revenue	1,794,260
Inventory	61,905
Property and equipment (net)	7,081,025
Deposits	25,960
Other assets	1,026,903
Notes payable	(2,346,973)
Accounts payable and accrued expenses	(881,216)

Fair value of net assets acquired as of May 31, 2012	7,668,996
Non-controlling interest adjustment	(3,791,996)

Fair value of consideration transferred	$3,877,000

In September 2012, the Company acquired the remaining 49% ownership of FIG. The transaction was valued at $5,610,000. The following is the final fair value of the non-controlling interest acquired by the Company in the transaction reconciled to the total final fair value of the consideration transferred:

Fair value of 49% interest in FIG	$3,635,361
Decrease in additional paid-in capital on purchase of 49% interest in FIG	1,974,639

Fair value of consideration transferred	$5,610,000

The Company’s operating results are substantially affected by the acquisition of FIG which can limit comparability of financial results for the six months ended June 30, 2013 to the six months ended May 31, 2012.

Acquisition of Chico Coffman Tank Trucks, Inc.

The Company through a wholly owned subsidiary, Frontier Acquisition I, Inc. completed the acquisition of Chico Coffman Tank Trucks, Inc. on July 31, 2012 by acquiring all of the issued and outstanding stock of Chico Coffman Tank Trucks, Inc. (“CTT”) inclusive of its wholly owned subsidiary, Coffman Disposal, LLC for the sum of $16,986,939.

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed.

The following details the final fair value of the consideration transferred to effect the acquisition of CTT.

Cash and debt consideration	$9,978,591
Earnings based deferred compensation liability	2,300,000
Share based deferred compensation liability	4,708,348

Total fair value consideration		$16,986,939

The following is the final fair value of the net assets acquired by the Company in the acquisition, reconciled to the total fair value of the consideration transferred:

Cash	$78,135
Accounts receivable	3,023,355
Inventory	251,605
Prepaid expenses	655,616
Property and equipment	15,982,000
Intangible assets	4,067,735
Other assets	15,356
Accounts payable and accrued expenses	(4,682,095)
Financed insurance premiums	(81,024)
Notes payable	(2,323,744)

Fair value of consideration transferred	$16,986,939

The share based deferred consideration liability was settled in May 2013 in which the company issued an additional 572,913 shares of common stock in full satisfaction of the Company’s liability. A total of 1,750,000 common shares were issued to settle the liability by increasing the amount of the equity by the same amount of the liability settlement with no gain or loss recognized for the liability settlement.

The Company’s operating results are substantially affected by the acquisition of CTT which can limit comparability of financial results for the six months ended June 30, 2013 to the six months ended May 31, 2012.

6.	INTANGIBLE ASSETS:

In connection with the acquisition of CTT, the Company acquired intangible assets consisting of disposal well permits, and customer relationships. The Company valued the disposal well permits using the build-out (Greenfield) valuation technique. The customer relationships were valued by the Company using the excess earnings valuation technique.

Disposal well permits and customer relationships are considered definite-life intangible assets which are amortizable over their estimated useful life.

The intangible assets, net of amortization as of June 30, 2013 were as follows:

	June 30, 2013
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible assets:
Disposal well permits	$2,093,867	$(191,938)	$1,901,929	10 years
Customer relationships	1,973,867	(180,938)	1,792,929	10 years

	$4,067,734	$(372,876)	$3,694,858

Future amortization expense for definite-life intangible assets as of June 30, 2013 is as follows:

Periods
Ending
June 30,
2014	$406,776
2015	406,776
2016	406,776
2017	406,776
2018	406,776
Thereafter	2,033,854

$4,067,734

7.	STOCK BASED COMPENSATION:

Under the terms of the Company’s employment agreements with its officers, certain officers receive a grant of 25,000 of the Company’s common stock per quarter and a grant of 5,000 of the Company’s common shares times the number of years of completed service issued annually. In addition, certain officers receive options to purchase up to 15,000 of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option is up to two years from its date of issuance, at which time the option expires. Also, two officers who joined the Company in the first quarter of this year received a grant of certain restricted common stock shares as a sign-on bonus. The granted shares vest proportionally each quarter for the calendar year ended December 31, 2013.

Additionally, each Director, except for Mr. O’Donnell, is awarded 25,000 shares of the Company’s common stock per calendar quarter (issued at the beginning of each quarter).

Summary Stock Compensation Table

The following table sets forth the Company’s paid or accrued stock compensation expense to its officers, directors and employees.

	Stock Awards	Stock Options Awards	Non-Vested Stock Awards (1)	Securities Underlying Non-Vested Stock (#)	Total
Six months ended June 30, 2013	$1,080,638	$61,200	$378,750	405,000	$1,520,588

Six months ended May 31, 2012	$280,013	$30,000	$106,250	300,000	$416,263

(1)	As of June 30, 2013 and May 31, 2012, the Company’s unrecognized compensation expense related to the nonvested stock grants was $378,750 and $148,750, respectively.

The Company executed a contract on January 12, 2012 for consulting and marketing services. Under the terms of the contract a portion of the fees to be paid are in the form of the Company’s common stock. For the six months ended May 31, 2012 the Company recorded professional fees of $46,000 with an offsetting credit to stockholders’ equity. The Company executed a contract on May 10, 2013 for consulting and marketing services. Under the terms of the contract a portion of the fees to be paid are in the form of the Company’s common stock. For the six months ended June 30, 2013 the Company recorded professional fees of $202,500 with an offsetting credit to stockholders’ equity.

A summary of the status of the Company’s option grants as of June 30, 2013 and December 31, 2012 and the changes during the periods then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding December 31, 2012	150,000	$1.54	1.64	$231,000
Granted	90,000	$1.63	1.88	$377,000
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding June 30, 2013	240,000	$1.57	1.73	$608,000

The weighted average fair value at the grant date for options during the six months ended June 30, 2013 was estimated using the Black-Scholes option valuation model with the following inputs:

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

A summary of the status of the Company’s vested and non-vested option grants at June 30, 2013 and the weighted average grant date fair value is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Grant Date Fair Value
Vested	240,000	$.69	$166,200
Nonvested	—	—	—

Total	240,000	$.69	$166,200

The status of the Company’s non-vested stock grant at June 30, 2013 and the grant date value is presented below:

	Shares	Weighted Average Grant Date Value per Share	Grant Date Value
Nonvested	202,500	$1.87	$378,750
Forfeited	—	—	—

Total	202,500	$1.87	$378,750

8.	LONG-TERM DEBT:

Long-term debt as of June 30, 2013 was as follows:

Revolving credit facility and term loan (a)	$6,287,435
ICON term note (b)	5,000,000
Notes payable	2,082,408
Installment notes	469,553

Total debt	13,839,396
Less current portion	(11,755,295)

Total long-term debt	$2,084,101

In connection with the acquisition of CTT, the Company and its subsidiaries entered into loan agreements effective July 23, 2012 with Capital One Leverage Finance Corp. (Capital One) and ICON Investments (ICON) the proceeds of which were primarily used for the cash portion of the acquisition. Due to the Company was in technical default, on May 24, 2013, the Company entered into a forbearance agreement with Capital One.

a.	Pursuant to the terms of the forbearance agreement, Capital One reduced its loan commitments from $15 million to $9 million consisting of revolving loan commitment of $3 million and a term loan commitment of $6 million subject to the terms of the Credit Agreement. The Credit Agreement has a maturity date of July 23, 2017 and pursuant to the forbearance agreement, provides for default interest rate which is base rate plus the applicable margin plus 2% (6.75% and 7.75% as of June 30, 2013), in which all of the loans were converted into base rate borrowings, bearing default interest rate, at the expiration of the applicable interest period. All new loans shall be base rate borrowings interest, bearing default interest rate. As part of the forbearance agreement, the Company has to raise $2 million in equity, pursue certain potential restructuring transactions and provide daily borrowing base certificates along with other financial reports as requested. The term loan portion of the Credit Agreement requires monthly payments of $100,000 plus interest with the balance of the loan plus unpaid interest due on July 23, 2017. The Credit Agreement also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein Capital One has a subordinated loan position to ICON. Pursuant to the terms of the Credit Agreement and the affirmative covenants, the Company is obligated to maintain all deposits with Capital One Bank, N.A.

The Credit Agreement contains certain restrictive debt covenants that require the Company to maintain a certain ratio and restrictions commencing with the month ending December 31, 2012. The major requirements are that the Company must maintain a monthly Fixed Charge Coverage Ratio each month that cannot be less than 1.0 to 1.0, a rolling twelve month Leverage Ratio determined on the last day of each month that cannot be greater the 4.50 to 1.0 and the Company cannot incur capital expenditures that exceeds $3 million in any fiscal year. As of June 30, 2013, the Company was in technical default resulting from its inability to maintain two financial ratios of the debt covenants and accordingly classified the entire note balance as a current liability.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement provides for 14% monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to Capital One on all other Company properties and assets. The covenants in the ICON Note are in all material respects the same as in the Capital One Credit Agreement. As of June 30, 2013, the Company was in technical default resulting from its inability to maintain two financial ratios of the debt covenants and accordingly classified the entire note balance as a current liability.

9.	COMMITMENTS AND CONTINGENCIES:

a.	During the year ended December 31, 2012 a complaint was filed with the Texas Railroad Commission (RRC) regarding the operation of one of Trinity Disposal Wells, LLC’s wells in East Texas. The complaint requested that the RRC terminate the well injection permit on the basis that the Company violated the terms of the permit by failing to confine injection fluids to the permitted interval and that the escape of such fluids is causing waste and poses a threat to fresh water. The Company answered the complaint and presented expert testimony contradicting the claim. On May 24, 2013, the RRC dismissed the complaint and ruled in favor of the Company.

b.	Share based deferred consideration liability was recorded as part of the CTT purchase consideration based on the Stock Purchase Agreement dated June 29, 2012. The previous owner of CTT received $4,708,348 in consideration in the form of common shares with a right to receive additional common shares if the share price of the company falls below $4.00 per share at the end of the measurement period, which is January 25, 2014, as specified in the stock purchase agreement. The share based deferred compensation liability was settled on May 1, 2013 in which the company issued additional 572,913 common stock shares in full satisfaction of the Company’s liability. A total of 1,750,000 common shares were issued to settle the liability.

c.	Earnings based deferred consideration liability was recorded as part of the CTT purchase consideration based on the Stock Purchase Agreement dated June 29, 2012 which was amended on May 1, 2013. The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the measurement period, which ends on June 30, 2014, as specified in the amended agreement dated May 1, 2013. Because the fair value of the earnings based contingent liability will largely be determined based on the earnings as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the earnings based contingent liability at this time. Accordingly, there was no change in the fair value from the acquisition date through June 30, 2013. Future gains and losses on the re-measurement of the earnings based contingent liability will be included in other income (expense). As of June 30, 2013, the value of the earnings based liability was $2,300,000.

d.	The Company is obligated for $1,529,500 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2022 with no option to renew. The monthly lease payment for the disposal wells leases is $10,300. The Company is also obligated for $107,010 under an operating lease agreement for rent of its office space in Dallas, Texas. The term of the lease is from March 1, 2011 through May 31, 2014. The average monthly base lease payment over the remaining term of the lease is $7,644.

10.	DISCONTINUED OPERATIONS:

On July 24, 2013, the Company approved the plan to sell certain assets and to discontinue the operations of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations is June 1, 2013.

The fixed assets of FIG are classified as assets held for sale in the consolidated balance sheets as of June 30, 2013 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). FIG’s net losses of $94,897 for the quarter ended June 30, 2013 are included in discontinued operations.

The carrying amounts of the fixed assets, net of accumulated depreciation as of June 30, 2013 were $5,858,341. FIG’s revenue and net loss before income tax are summarized as follows:

For the Quarter
Ended June 30, 2013
Revenues	$484,780

Net loss before income tax	$(94,897)

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DESCRIPTION OF PROPERTIES

Our principal executive offices are located in an office building located at 3030 LBJ Freeway, Dallas, Texas, 75234. The lease on the office space runs through May 31, 2014 with the option to renew the lease for an additional five years. The average base lease payment over the remaining term of the lease is $7,644 per month.

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

Name of Field or Well	Gross Producing Well Count	Net Producing Well Count
Newark East, Override Interest	9	0.04

PRODUCTIVE WELLS AND ACREAGE:

The following is a breakdown of our productive wells and acreage as of June 30, 2013:

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Total Net Developed Acres
Wise County	—	—	2	0.0360	224	8.06
Denton County	—	—	7	0.0360	566	20.38

Notes:

1.	Total Gross Wells are those wells in which the Company holds an overriding interest as of June 30, 2013.

2.	Net Productive Wells was calculated by multiplying the overriding interest held by the Company in each of the 9 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds an overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total overriding interest held by the Company in the respective properties.

5.	All acreage in which the Company holds an overriding interest as of June 30, 2013 have or had existing wells located thereon; thus all acreage may be accurately classified as developed.

SIGNIFICANT ACCOUNTING POLICIES

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2013 we reported a net loss from continuing operations of $2,556,293 as compared to a net loss of $881,805 for the quarter ended May 31, 2012. The components of these results are explained below.

Revenue- Net revenue for the three months ended June 30, 2013 was $9,875,701, an increase as compared to $701 for the three months ended May 31, 2012. Net revenue for the six months ended June 30, 2013 was $20,867,485, an increase as compared to $2,309 for the six months ended May 31, 2012. The increase in net revenue is attributable to the acquisitions of Chico Coffman Tank Trucks (“CTT”) and Frontier Income and Growth (“FIG”).

Revenues by subsidiaries are as follows:

	Six Months Ended
	June 30, 2013	May 31, 2012
Chico Coffman Tank Trucks, Inc.	$17,462,949	$—
Frontier Income and Growth, LLC. and its subsidiaries, Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC	3,404,536	—
Frontier Oilfield Services, Inc.	—	2,309

Total revenue	$20,867,485	$2,309

Expenses- The components of our costs and expenses for the six months ended June 30, 2013 and May 31, 2012 are as follows:

	Six Months Ended
	June 30, 2013				May 31, 2012
	CTT	FIG	FOSI	Total	FOSI
Costs and expenses:
Direct costs	$12,647,535	$2,744,091	$—	$15,391,626	$—
Indirect costs	2,896,982	908,518	—	3,805,500	1,701
General and administrative	—	—	3,699,733	3,699,733	1,305,834
Depreciation and amortization	1,361,934	645,431	2,945	2,010,310	1,752

Total costs and expenses	$16,906,451	$4,298,040	$3,702,678	$24,907,169	$1,309,287

Direct costs for the six months ended June 30, 2013 were $15,391,626 which is attributable to our acquisitions of CTT and FIG. There were no comparable costs for the quarter ended May 31, 2012.

Indirect costs increased $3,803,799 for the quarter ended June 30, 2013 as compared to the quarter ended May 31, 2012. The increase in indirect costs for the quarter and year-to-date is attributable to our acquisitions of CTT and FIG.

General and administrative expenses increased $2,393,899 for the six months ended June 30, 2013 as compared to the six months ended May 31, 2012. The increase is attributable to stock compensation cost of $1,104,323, salaries and wages of $176,822, legal and professional fees of $519,968 and expenses in all other categories totaling $592,786. The increase in stock compensation cost is mostly attributable to an increase in number of shares awarded and a change in the method of determining the date for issuing common stock shares to executives for years of service. The employment contracts for two executives were modified January 1, 2013 which changed the date for awarding shares from annually to the anniversary date of the executive’s years of service. These changes had the effect of increasing stock compensation cost by $1,104,323 over the amount reported for the six months ended May 31, 2012.

Depreciation and amortization expense totaled $2,010,310 for the six months ended June 30, 2013 and $1,752 for the six months ended May 31, 2012. The increase of $2,008,558 in depreciation expense is attributable to our acquisitions of CTT and FIG.

Interest expense for the six months ended June 30, 2013 was $847,975 which was primarily related to the Capital One and ICON notes. There was no interest expense for the six months ended May 31, 2012.

The Company’s loss on its equity interest in FIG for the six months ended May 31, 2012 was $222,449. FIG’s results since May 31, 2012 are reflected in the Company’s consolidated statement of operations.

The Company disposed of property and equipment in the quarter ended June 30, 2013 for $86,931. The gain related to this transaction was $55,856. The Company also wrote-off the fully depreciated value of the related asset totaling $192,858.

We have not recorded any federal income taxes for the six months ended June 30, 2013 and May 31, 2012 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit. In addition we have not recorded a provision for state income taxes due to the operating loss sustained this quarter.

Net income (loss) – The components of our net income (loss) by subsidiaries are as follows:

	Six Months Ended
	June 30, 2013	May 31, 2012
Chico Coffman Tank Trucks, Inc. (“CTT”)	$559,546	$—
Frontier Income and Growth, LLC. and its subsidiaries, Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. (“FIG”)	(991,309)	—
Frontier Oilfield Services, Inc. (“FOSI”)	(4,494,937)	(1,529,427)

Total net loss	$(4,926,700)	$(1,529,427)

Discontinued operations - On July 24, 2013, management and the Board of Directors of the Company elected to discontinue the operations and sell the fixed assets of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations was June 1, 2013. The fixed assets of FIG are classified as assets held for sale in the consolidated balance sheets as of June 30, 2013. FIG’s net losses of $94,897 for the quarter ended June 30, 2013 are included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had total assets of $29,436,165 of which property and equipment amounted to $14,950,849 or 51% of the total. Our revenues for the current fiscal quarter totaled $9,875,701 while the revenues for the quarter ended May 31, 2012 were $701. Our accumulated losses as of June 30, 2013 totaled $23,365,494. The Company had no cash balance as of June 30, 2013. Our current ratio at June 30, 2013 was .18:1. As of June 30, 2013 our stockholders’ equity was $6,634,113. Our cash provided by operating activities totaled $1,031,098 for the six months ended June 30, 2013 while cash used in operating activities totaled $1,006,415 for the six months ended May 31, 2012. This represents an increase of $2,037,513 in cash provided by operating activities. Cash used in investing activities totaled $1,005,196 for the six months ended June 30, 2013 that primarily consisted of the purchase of property and equipment and the release of the CTT escrow liability. Cash flows used in investing activities for the six months ended May 31, 2012 were $1,316,303. Cash flows used in financing activities for the six months ended June 30, 2013 totaled $93,726 that consisted of the sale of common stock totaling $400,393, borrowings totaling $45,624 and payments from the restricted cash account totaling $619,922 offset by payments on notes payable totaling $1,159,665. Cash flows provided by financing activities for the six months ended May 31, 2012 totaled $2,313,217 that consisted of the sale of preferred stock subscriptions totaling $1,625,000 and net advances from FIG totaling $803,787.

In response to the recent losses, the Company is reviewing various aspects of its operations to reduce costs. In connection with its review, the Company has elected to discontinue the operations of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The discontinuation may include the sale of certain assets of Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC, but there can be no assurance that we will receive sufficient value in any sale to cover our losses or that if we cease operations in any service area that the assets will be profitably employed elsewhere.

Due to our recent loses we are attempting to acquire additional equity and debt financing to increase our available cash so that we might pay down our accounts payable and pare back our outstanding indebtedness. Our ability to secure additional capital through business alliances with third parties or other debt/equity financing arrangements will also allow us to acquire companies and/or assets to further increase our operations in the water disposal segment of the oilfield services industry. There can be no assurance that we will be able to obtain the additional equity or debt financing or take advantage of any opportunity to buy companies and/or assets that are suitable for our investment or that we may be able to obtain financing or equity to pay for the costs of these additional companies and/or assets at terms that are acceptable to us. The oil and gas industry is subject to various trends including the availability of capital for drilling new wells, prices received for crude oil and natural gas, sources of crude oil outside our area of operations, interest rates, and the overall health of the economy. We are not aware of any specific trends that are unusual to our company, as compared to the rest of the oil and gas industry.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of June 30, 2013.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications related to the Company’s unique industry accounting and disclosure rules. Management has outsourced certain financial functions to mitigate the material weakness in internal control over financial reporting. The Company is reviewing its finance and accounting staffing requirements, and intends to make appropriate changes while also considering current liquidity constraints.

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

PART II OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

No material proceedings

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3 DEFAULTS UPON SENIOR SECURITIES

None

Item 5 OTHER INFORMATION

On May 1, 2013, the Company entered into an agreement with the former owner of CTT to amend the Stock Purchase Agreement dated June 29, 2012. Under the terms of the new agreement, the section relating to the deferred earn-out consideration which at June 30, 2012 was $2,300,000 was deleted in its entirety. It was further agreed that prior to July 1, 2013, the Company and the seller will replace the earn-out provisions previously set forth and replace it with a revised earn-out provision covering the period from July 1, 2013 to June 30, 2014.

The revised earn-out will be earned each quarter during the new measurement period where CTT exceeds its targeted earnings before interest, taxes, depreciation and amortization threshold for such quarter and, if there is such excess, then the earn-out payment to be made to the seller for such quarter will be an agreed-upon percentage of such excess. Since the targeted earnings and percentage have not been agreed to at this time it is not feasible to determine the effect, if any, on the deferred earn-out consideration liability recorded at June 30, 2013.

In addition, the section of the Agreement pertaining to the deferred stock consideration was amended wherein the Company agreed to issue an additional 572,913 of common stock shares in full satisfaction of the Company’s obligation to issue additional shares under the previous provisions of the Agreement. The amendment did not change the value of the deferred consideration; rather, it settles the Company’s share obligation portion to the seller. The total number of shares issued under the Amended Agreement is 1,750,000.

Item 6 EXHIBITS

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2013

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald R. Lawhorne
Donald R. Lawhorne, Chief Executive Officer