Form 10-Q
period 2013-09-30
FRONTIER OILFIELD SERVICES INC
filed 2013-11-14
CIK 1108645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 14, 2013 there were 21,987,296 shares of common stock, par value $0.01 per share, outstanding.

 FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012

ASSETS
Current Assets:
Cash	$—	$60,568
Certificate of deposit	77,614	77,614
Accounts receivable	1,441,300	2,892,481
Inventory, primarily parts	274,024	299,384
Prepaid expenses, primarily insurance	1,918,588	1,269,347
Current assets of discontinued operations	181,808	1,190,631
Deferred loan origination fees, current portion	300,970	336,297
Total current assets	4,194,304	6,126,322
Property and equipment:
Property and equipment, at cost	16,473,931	16,350,008
Less accumulated depreciation	(2,212,291)	(684,503)
Total property and equipment	14,261,640	15,665,505
Other assets:
Intangibles, net	3,593,164	3,898,245
Assets held for sale (Note 11)	5,604,142	6,596,110
Restricted cash	—	619,922
Other assets of discontinued operations	10,620	25,960
Deferred loan fees, net of current portion	693,178	913,539
Deposits	13,417	14,892
Total other assets	9,914,521	12,068,668
Total Assets	$28,370,465	$33,860,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$10,266,567	$12,643,199
Bank overdraft	290,091	—
Accounts payable	3,893,562	3,629,236
Accrued liabilities	748,442	944,014
Financed insurance premiums payable	1,785,599	820,499
Current liabilities of discontinued operations	1,834,528	1,240,723
Escrow liability	—	619,922
Deferred consideration payable for acquisition of CTT	2,300,000	2,300,000
Total current liabilities	21,118,789	22,197,593
Long-term debt, less current maturities (Note 8)	2,216,714	2,055,096
Non-current liabilities of discontinued operations	124,567	170,474
Deferred consideration payable for acquisition of CTT	—	4,708,348
Total Liabilities	23,460,070	29,131,511
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock- $.01 par value; authorized 10,000,000; 1,750,000 issued and outstanding at September 30, 2013	17,500	—
Common stock- $.01 par value; authorized 100,000,000 shares;
21,587,296 shares issued and outstanding at September 30, 2013
18,116,357 shares issued and outstanding at December 31, 2012	215,873	181,163
Additional paid-in capital	30,929,519	22,986,615
Prepaid stock compensation	(161,000)	—
Accumulated deficit	(26,091,497)	(18,438,794)
Total stockholders’ equity	4,910,395	4,728,984
Total Liabilities and Stockholders’ Equity	$28,370,465	$33,860,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues, net of discounts	$6,523,784	$7,202,034	$23,986,732	$7,203,943
Costs and expenses:
Direct operating costs	5,424,491	5,614,228	18,072,026	5,615,929
Indirect operating costs	815,685	1,518,845	3,712,667	1,518,845
General and administrative	1,348,828	1,173,407	5,048,561	2,501,249
Depreciation and amortization	685,242	382,768	2,050,120	384,521
Total costs and expenses	8,274,246	8,689,248	28,883,374	10,020,544
Operating loss	(1,750,462)	(1,487,214)	(4,896,642)	(2,816,601)
Other (income) expense:
Interest expense	417,784	358,163	1,262,851	358,163
Gain on disposal of property and equipment	(648)	—	(56,504)	—
Equity in loss of unconsolidated affiliated company	—	—	—	169,794
Impairment loss on net profits interest in affiliate	—	284,900		284,900
Loss before provision for income taxes	(2,167,598)	(2,130,277)	(6,102,989)	(3,629,458)
Provision for state income taxes	—	—	—	6,735
Loss from continuing operations	(2,167,598)	(2,130,277)	(6,102,989)	(3,636,193)
Loss from discontinued operations, net of income taxes	(552,863)	(238,443)	(1,544,172)	(343,783)
Net loss	(2,720,461)	(2,368,720)	(7,647,161)	(3,979,976)
Less: loss attributable to noncontrolling interest	—	105,018	—	156,635
Net loss attributable to Frontier Oilfield Services, Inc.	$(2,720,461)	$(2,263,702)	$(7,647,161)	$(3,823,341)

Net loss per common share - basic and diluted:
Continuing operations	$(0.10)	$(0.15)	$(0.30)	$(0.33)
Discontinued operations	(0.03)	(0.01)	(0.07)	(0.02)
Total	$(0.13)	$(0.16)	$(0.37)	$(0.35)

Weighted Average Common Shares Outstanding:
Basic and Diluted	21,424,253	14,401,495	20,674,599	11,026,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities:
Net loss	$(7,647,161)	$(3,979,976)
Less: Loss from discontinued operations, net of taxes	(1,544,172)	(343,783)
Loss from continuing operations, net of taxes	(6,102,989)	(3,636,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,050,120	384,521
Issuance of common stock for services	1,953,138	955,813
Impairment loss on net profits interest in subsidiary	—	284,900
Equity loss of unconsolidated affiliated company	—	169,794
Gain on sale of property and equipment	(56,504)	(2,750)
Amortization of deferred loan fees	255,688	52,307
Changes in operating assets and liabilities other than advances from affiliates:
Decrease (increase) in operating assets:
Accounts receivable	1,451,181	(135,782)
Inventory, primarily parts	25,360	27,074
Prepaid expenses, primarily insurance	(649,241)	419,454
Deposits	1,475	(2,996)
Increase in operating liabilities:
Accounts payable and accrued liabilities	63,212	994,176
Financed insurance premiums payable	965,100	—
Net cash used in operating activities of continuing operations	(43,460)	(489,682)
Net cash provided by operating activities of discontinued operations	1,077,613	387,905
Net cash provided by (used in) operating activities	1,034,153	(101,777)

Cash Flows From Investing Activities:
Cash used for acquisition of subsidiaries net of cash received	—	(1,900,402)
Purchase of property and equipment	(381,199)	(287,783)
Proceeds from sale property and equipment	96,529	4,500
Escrow liability	(619,922)	—
Purchase of certificate of deposit	—	(77,614)
Payments to related party	—	(288,790)
Net cash used in investing activities of continuing operations	(904,592)	(2,550,089)
Net cash provided by investing activities of discontinued operations	5,306	—
Net cash used in investing activities	(899,286)	(2,550,089)

Cash Flows From Financing Activities:
Proceeds from preferred stock subscriptions	700,000	2,353,000
Net change in line of credit	(1,102,414)	—
Proceeds from notes payable	803,500	2,308,509
Payments on notes payable	(1,843,865)	(226,102)
Payments from restricted cash account	619,922	—
Common stock sales	400,393	90,000
Deferred loan origination fees	—	(1,455,042)
Increase in bank overdraft	290,091	—
Net cash provided by (used in) financing activities of continuing operations	(132,373)	3,070,365
Net cash used in financing activities of discontinued operations	(63,062)	(7,306)
Net cash provided by (used in) financing activities	(195,435)	3,063,059

Net increase (decrease) in cash	(60,568)	411,193
Cash at beginning of period	60,568	5,050
Cash at end of period	$—	$416,243

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012

Supplemental Cash Flow Disclosures
Interest paid	$1,007,163	$334,672

Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of common stock and debt for acquisitions	$—	$25,361,102
Term notes payable issued for property and equipment	$—	$570,035
Preferred stock issued for investment in affiliate	$—	$147,000
Reduction of deferred loan origination fees against notes payable	$—	$45,704
Settlement of deferred consideration payable for acquisition of CTT	$4,708,348	$—
Fair value of common stock warrants issued with preferred stock	$503,774
Beneficial conversion features of Asher Note	$72,235
Cumulative dividend payable recorded in accrued liabilities	$5,542	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Frontier Oilfield Services, Inc. a Texas corporation (and collectively with its subsidiaries, “we”, “our”, “Frontier”, “FOSI”, or the “Company”), was organized on March 24, 1995. The accompanying condensed consolidated financial statements include the accounts of the Company and Frontier Acquisition I, Inc., and its subsidiary Chico Coffman Tank Trucks, Inc. and its subsidiary Coffman Disposal, LLC, and Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC.

The Company’s current business, through its subsidiaries, is in the oil field services industry, including the transportation and disposal of salt water and other oil field fluids in Texas. The Company currently owns and operates thirteen disposal wells in Texas. The Company’s customer base includes national, integrated, and independent oil and gas exploration companies.

3.	GOING CONCERN:

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of the date of this report, the Company has generated losses from operations, have an accumulated deficit and a working capital deficiency. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues sufficient to meet our operating expenses.  The Company’s continuation as a going concern is dependent upon management’s ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business.

The Company’s ability to continue as a going concern is dependent upon management’s ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	SUMMARY OF SELECTED ACCOUNTING POLICIES:

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

Reclassification of Discontinued Operations

In accordance with ASC Topic 205, regarding the presentation of discontinued operations the assets, liabilities and activity of FIG have been reclassified as discontinued operations for all periods presented.

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

The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the contingency period, which is June 30, 2014 (Note 9), as specified in the stock purchase agreement. The fair value of the earnings based contingent liability is to be determined based on the earnings as of future fiscal period-ends (See Note 9).

The fair value measurements of the Company’s contingent liabilities consisted of the following:

	Level 1	Level 2	Level 3	Total
Liabilities
Earnings based deferred consideration liability related to the CTT acquisition	—	—	2,300,000	2,300,000

There were no transfers between the three levels during the nine months ended September 30, 2013.

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

The share based deferred consideration liability was settled in May 2013 in which the company issued an additional 572,913 shares of common stock in full satisfaction of the Company’s liability. A total of 1,750,000 common shares were issued to settle the liability by increasing equity by the same amount of the liability settlement with no gain or loss recognized for the liability settlement.

The Company’s operating results are substantially affected by the acquisition of CTT which can limit comparability of financial results for the nine months ended September 30, 2013 to 2012.

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

The intangible assets, net of amortization as of September 30, 2013 were as follows:

	September 30, 2013
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible assets:
Disposal well permits	$2,093,867	$(244,285)	$1,849,582	10 years
Customer relationships	1,973,867	(230,285)	1,743,582	10 years
	$4,067,734	$(474,570)	$3,593,164

Future amortization expense for definite-life intangible assets as of September 30, 2013 is as follows:

Periods
Ending
September 30,
2014	$406,776
2015	406,776
2016	406,776
2017	406,776
2018	406,776
Thereafter	1,559,284
$3,593,164

7.	STOCK BASED COMPENSATION:

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

Summary Stock Compensation Table

The following table sets forth the Company’s paid or accrued stock compensation expense to its officers, directors and employees.

	Stock Awards	Stock Options Awards	Non-Vested Stock Awards (1)	Securities Underlying Non-Vested Stock (1)	Total
Nine months ended September 30, 2013	$1,131,636	$64,500	$554,500	605,000	$1,750,636

Nine months ended September 30, 2012	$651,751	$69,750	$191,250	300,000	$912,751

(1) As of September 30, 2013, the Company’s unrecognized compensation expense related to the nonvested stock grants was $161,000.

The Company executed a contract on January 12, 2012 for consulting and marketing services. Under the terms of the contract a portion of the fees to be paid are in the form of the Company’s common stock. For the nine months ended September 30, 2012 the Company recorded professional fees of $43,062 with an offsetting credit to stockholders’ equity. The Company executed a contract on May 10, 2013 for consulting and marketing services. Under the terms of the contract a portion of the fees to be paid are in the form of the Company’s common stock. For the nine months ended September 30, 2013 the Company recorded professional fees of $202,502 with an offsetting credit to stockholders’ equity.

A summary of the status of the Company’s option grants as of September 30, 2013 and December 31, 2012 and the changes during the periods then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding December 31, 2012	150,000	$1.54	1.64	$231,000
Granted	120,000	$1.28	1.72	$153,600
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding September 30, 2013	270,000	$1.43	1.67	$386,100

The weighted average fair value at the grant date for options during the nine months ended September 30, 2013 was estimated using the Black-Scholes option valuation model with the following inputs:

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

A summary of the status of the Company’s vested and non-vested option grants at September 30, 2013 and the weighted average grant date fair value is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Grant Date Fair Value
Vested	270,000	$.63	$169,500
Nonvested	—	—	—
Total	270,000	$.63	$169,500

The status of the Company’s non-vested stock grant at September 30, 2013 and the grant date value is presented below:

	Shares	Weighted Average Grant Date Value per Share	Grant Date Value
Nonvested	175,000	$0.92	$161,000
Forfeited	100,000	$1.90	$190,000
Total	275,000	$1.28	$351,000

8.	LONG-TERM DEBT:

Long-term debt as of September 30, 2013 was as follows:

Revolving credit facility and term loan (a)	$4,470,489
ICON term note (b)	5,000,000
Notes payable(1)	2,785,668
Installment notes(1)	435,889
Total debt	12,692,046
Less current portion	(10,350,765)
Total long-term debt	$2,341,281

(1)	$84,198 and $124,567 are classified as current liabilities and non-current liabilities of discontinued operations, respectively.

In connection with the acquisition of CTT, the Company and its subsidiaries entered into loan agreements effective July 23, 2012 with Capital One Leverage Finance Corp. (Capital One) and ICON Investments (ICON) the proceeds of which were primarily used for the cash portion of the acquisition. The Company subsequently fell into technical default and on May 24, 2013 the Company entered into a forbearance agreement with Capital One.

a.
Pursuant to the terms of the forbearance agreement, Capital One reduced its loan commitments from $15 million to $9 million consisting of a revolving loan commitment of $3 million and a term loan commitment of $6 million subject to the terms of the Credit Agreement. The Credit Agreement has a maturity date of July 23, 2017 and pursuant to the forbearance agreement, provides for a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of September 30, 2013), in which all of the loans were converted into base rate borrowings, bearing default interest rates, at the expiration of the applicable interest period. All new loans shall be base rate borrowings, bearing default interest rates. As part of the forbearance agreement, the Company was required to raise $2 million in equity, pursue certain potential restructuring transactions and provide daily borrowing base certificates along with other financial reports as requested. The term loan portion of the Credit Agreement requires monthly payments of $100,000 plus interest with the balance of the loan plus unpaid interest due on July 23, 2017. The Credit Agreement also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein Capital One has a subordinated loan position to ICON. Pursuant to the terms of the Credit Agreement and the affirmative covenants, the Company is obligated to maintain all deposits with Capital One Bank, N.A.

Subsequent to September 30, 2013, the Company amended the forbearance agreement dated October 11, 2013. As part of the new forbearance agreement, Capital One reduced its loan commitments from $9 million to $7,750,000 consisting of revolving loan commitment of $1,750,000 and a term loan commitment of $6 million. In addition to the initial agreement, the Company has to raise $500,000 in equity and sell certain fixed assets of the Company (See Note 11).

b.
The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement provides for 14% monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to Capital One on all other Company properties and assets. The covenants in the ICON Note are in all material respects the same as in the Capital One Credit Agreement. As of September 30, 2013, the Company was in technical default resulting from its inability to maintain two financial ratios of the debt covenants and accordingly classified the entire note balance as a current liability.

c.
The Company and its subsidiaries entered into a consulting agreement with Great American Group (GA) to sell all of the trucks and trailers owned by Trinity Disposal & Trucking, LLC. As part of the sale of the assets, GA guaranteed the sale in the amount of $1,305,000 and advanced the Company $650,000. The advance will be paid after GA completes the sale of the assets.

d.
The Company entered into a convertible note agreement with Asher Enterprises, Inc. in the amount of $153,500. The note, due in May 2014, is convertible into shares of the Company’s common stock, at the discretion of the holder commencing 180 days following the date of the debenture at a conversion price per share equal to a discount of 35% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion date. The Company evaluated the note and determined that the conversion option does not constitute a derivative liability for financial reporting purposes. The beneficial conversion feature discount resulting from the conversion price of $0.34, below the market price on August 15, 2013 of $0.53, resulted in a discount of $72,235 of which $11,996 was amortized during the nine months ended September 30, 2013.

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

b.
A share based deferred consideration liability was recorded as part of the CTT purchase consideration based on the Stock Purchase Agreement dated June 29, 2012. The previous owner of CTT received $4,708,348 in consideration in the form of common shares with a right to receive additional common shares if the share price of the company falls below $4.00 per share at the end of the measurement period, which is January 25, 2014, as specified in the stock purchase agreement. The share based deferred compensation liability was settled on May 1, 2013 in which the company issued an additional 572,913 shares of common stock in full satisfaction of the Company’s liability. A total of 1,750,000 common shares were issued to settle the liability.

c.
An earnings based deferred consideration liability was recorded as part of the CTT purchase consideration based on the Stock Purchase Agreement dated June 29, 2012 which was amended on May 1, 2013. The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the measurement period, which ends on June 30, 2014, as specified in the amended agreement dated May 1, 2013. Because the fair value of the earnings based contingent liability will largely be determined based on the earnings as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the earnings based contingent liability at this time. Accordingly, there was no change in the fair value from the acquisition date through September 30, 2013. Future gains and losses on the re-measurement of the earnings based contingent liability will be included in other income (expense). As of September 30, 2013, the value of the earnings based liability was $2,300,000.

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

e.
On July 26, 2013, the Company entered into an employee termination agreement (the “Termination Agreement”) with the Company’s President and Chief Executive Officer, pursuant to which his employment with the Company terminated on July 26, 2013. Pursuant to the Termination Agreement, the Company is required to pay for a period of six months a gross monthly salary and consulting fee for a total of $12,500 per month and any accrued vacations In addition, the Company agreed to pay a structured success fee for the Company’s acquisitions that were originated by Mr. Burroughs.

f.
From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

10.	PREFERRED STOCK AND WARRANTS:

During the nine months ended September 30, 2013, the Company issued 1,750,000 shares of cumulative convertible preferred stock and 3,500,000 warrants for $700,000. The preferred stock features 7% cumulative dividends, payable quarterly, with payment at the option of the Company to be made in kind or in shares of common stock based on a per share valuation set at a 25% discount to the 5 day average closing bid price of the market price. The warrant features provide that 2 warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share with a term of 12-24 months from the date of issuance. The weighted average fair value for the warrants was estimated using the Black-Scholes option valuation model. The value of the warrants was calculated to be $503,774 that was recorded to additional paid-in capital. The Black-Scholes option valuation model inputs used are as follows:

Average expected life in years	1
Average risk-free interest rate	4.00%
Average volatility	75%
Dividend yield	7%

11.	DISCONTINUED OPERATIONS:

On July 24, 2013, the Company approved the plan to sell certain assets and to discontinue the operations of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations is June 1, 2013.

The fixed assets of FIG are classified as assets held for sale in the consolidated balance sheets as of September 30, 2013 in accordance with (ASC 205-20), Presentation of Financial Statements - Discontinued Operations. FIG’s net losses of $552,863 and $1,544,172 for the three months ended September 30, 2013 and nine months ended September 30, 2013 are included in discontinued operations.

The carrying amounts of the fixed assets, net of accumulated depreciation as of September 30, 2013 were $5,604,142. FIG’s revenue and net loss before income tax are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September	September
	2013	2012	30, 2013	30, 2012

Revenues	$759,509	$2,649,804	$4,648,825	$3,512,469

Net loss before income tax	$(552,863)	$(238,443)	$(1,544,172)	$(343,783)

Assets and liabilities classified as discontinued operations are as follows:

	September 30,	December 31,
	2013	2012

Cash	$23,941	$7,256
Accounts receivable	157,867	1,027,527
Inventory, primarily parts	—	21,347
Prepaid expenses, primarily insurance	—	134,501
Deposits	10,620	25,960
Total assets	$192,428	$1,216,591

Current portion of long-term debt	$84,198	$84,668
Accounts payable	1,642,515	1,036,382
Accrued liabilities	107,815	119,673
Long-term debt, less current maturities	124,567	170,474
Total liabilities	$1,959,095	$1,411,197

12.	SUBSEQUENT EVENT:

Subsequent to September 30, 2013, an investor invested approximately $1 million for general working capital needs of the Company. The Company completed the sale of a portion of FIG’s assets subsequent to September 30, 2013 and received proceeds approximately $2.6 million. The proceeds were used to pay down the debt and as a working capital of the Company.

Subsequent to September 30, 2013, the Company granted 200,000 shares to each of the two officers of the Company for a total of 400,000 shares to be vested at the rate of 50,000 shares every 3 months beginning October 1, 2013.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2013 we reported a net loss from continuing operations of $2,167,598 as compared to a net loss from continuing operations of $2,130,277 for the quarter ended September 30, 2012. The components of these results are explained below.

Revenue- Revenues by subsidiaries are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Chico Coffman Tank Trucks, Inc.	$6,523,784	$7,202,034	$23,986,732	$7,202,034

Frontier Income and Growth, LLC. (discontinued operations)	—	—	—	—

Frontier Oilfield Services, Inc.	—	—	—	1,909

Total revenue	$6,523,784	$7,202,034	$23,986,732	$7,203,943

Revenue from discontinued operations	$759,509	$2,649,804	$4,648,825	$3,512,469

The increase in net revenue for the nine months is attributable to our recent acquisitions of Chico Coffman Tank Trucks (“CTT”) and Frontier Income and Growth (“FIG”). The decrease in net revenue for the three months is attributable to the discontinued operations of

FIG and change in the overall customer base of CTT including discontinuation of a business line that led to a decrease in revenue customer base of CTT.

Expenses- The components of our costs and expenses for the three months and nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	CTT	FIG	FOSI	Total	CTT	FIG	FOSI	Total
Costs and expenses:
Direct costs	$18,072,026	$—	$—	$18,072,026	$5,614,176	$—	$1,753	$5,615,929
Indirect costs	3,712,667	—	—	3,712,667	1,518,845	—	—	1,518,845
General and administrative	—	—	5,048,561	5,048,561	—	—	2,501,249	2,501,249
Depreciation and amortization	2,041,189	—	8,931	2,050,120	381,209	—	3,312	384,521

Total costs and expenses	$23,825,882	$—	$5,057,492	$28,883,374	$7,514,230	$—	$2,506,314	$10,020,544

Costs and expenses from discontinued operations				$6,192,997				$3,856,252

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	CTT	FIG	FOSI	Total	CTT	FIG	FOSI	Total
Costs and expenses:
Direct costs	$5,424,491	$—	$—	$5,424,491	$5,614,176	$—	$52	$5,614,228
Indirect costs	815,685	—	—	815,685	1,518,845	—	—	1,518,845
General and administrative	—	—	1,348,828	1,348,828	—	—	1,173,407	1,173,407
Depreciation and amortization	679,256	—	5,986	685,242	381,209	—	1,560	382,769

Total costs and expenses	$6,919,432	$—	$1,354,814	$8,274,246	$7,514,230	$—	$1,175,018	$8,689,248

Costs and expenses from discontinued operations				$1,312,372				$2,888,247

The increase in direct costs for the nine months is attributable to our recent acquisitions of Chico Coffman Tank Trucks (“CTT”) and Frontier Income and Growth (“FIG”). The decrease in direct costs for the three months is attributable to the discontinued operations of FIG and discontinuation of a business line that led to reduction in headcount and expenses of CTT.

The increase in indirect costs for the nine months is attributable to our recent acquisitions of Chico Coffman Tank Trucks (“CTT”) and Frontier Income and Growth (“FIG”). The decrease in indirect costs for the three months is attributable to the discontinued operations of FIG and discontinuation of a business line that led to reduction in headcount and expenses of CTT.

The increase in general and administrative expenses for the nine months is attributable to stock compensation costs of $840,000, salaries and wages of $309,000, legal and professional fees of $1,180,000 and expenses in all other categories totaling $218,000. The increase in stock compensation cost is mostly attributable to an increase in number of shares awarded and a change in the method of determining the date for issuing common stock shares to executives for years of service. The employment contracts for two executives were modified January 1, 2013 which changed the date for awarding shares from annually to the anniversary date of the executive’s years of service. The increase in legal and professional fees is attributable to the costs associated with the purchase of CTT and FIG, including pursuing other acquisition targets in 2013. The increase in salaries and wages is attributable to increase in management head count position in anticipation of the increase of acquisition efforts in 2013.

The increase in depreciation and amortization expense is attributable to purchase price allocation due to our recent acquisitions of CTT and FIG.

Other (Income) Expenses- The components of our costs and expenses for the three months and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Interest expense	$417,784	$358,163	$1,265,759	$358,163

Gain on disposal of property and equipment	(648)	—	(56,504)	—

Equity in loss of unconsolidated affiliated company	—	—	—	169,794

Impairment loss on net profits interest in affiliate	—	284,900	—	284,900

Total other (income) expenses	$417,136	$643,063	$1,209,255	$812,857

The increase in interest expense is attributable to the new Capital One and ICON notes.

We have not recorded any federal income taxes for the nine months ended September 30, 2013 and 2012 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit. In addition we have not recorded a provision for state income taxes due to the operating loss sustained this quarter.

Net loss – The components of our net loss by subsidiaries are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Chico Coffman Tank Trucks, Inc.	$(404,596)	$(332,504)	$154,950	$(332,504)

Frontier Income and Growth, LLC. (discontinued operations)	(552,863)	(238,443)	(1,544,172)	(343,783)

Frontier Oilfield Services, Inc.	(1,763,002)	(1,692,755)	(6,257,939)	(3,147,054)

Total net loss	$(2,720,461)	$(2,263,702)	$(7,647,161)	$(3,823,341)

Discontinued operations - On July 24, 2013, management and the Board of Directors of the Company elected to discontinue the operations and sell the fixed assets of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations was June 1, 2013. The fixed assets of FIG are classified as assets held for sale in the consolidated balance sheets as of September 30, 2013.  FIG’s net losses of $647,760 from June 1, 2013 to September 30, 2013 are included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of September 30, 2013 we had total current assets of $4.17 million. Our total current liabilities as of September 30, 2013 were $21.09 million. Thus, we had a working capital deficit of $16.92 million as of September 30, 2013.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We have negative working capital and rely on proceeds from equity and loans to fund our operations.  We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended
	September 30, 2013	September 30, 2012

Net cash used in operating activities of continuing operations	$(43,460)	$(489,682)
Net cash provided by operating activities of discontinued operations	1,077,613	387,905
Net cash provided by (used in) operating activities	1,034,153	(101,777)

Net cash used in investing activities of continuing operations	(904,592)	(2,550,089)
Net cash provided by investing activities of discontinued operations	5,306	—
Net cash used in investing activities	(899,286)	(2,550,089)

Net cash provided by (used in) financing activities of continuing operations	(132,373)	3,070,365
Net cash used in financing activities of discontinued operations	(63,062)	(7,306)
Net cash provided by (used in) financing activities	(195,435)	3,063,059

Net increase (decrease) in cash	$(60,568)	$411,193

As of September 30, 2013, we had no cash and cash equivalents, a decrease of $68,000 from December 31, 2012 as our improved cash flow from operations was offset by capital expenditures, escrow funds payment and reductions in outstanding indebtedness. Currently we are focusing on paying down our existing indebtedness with our lender with the proceeds of the sale of FIG’s assets.

Net cash provided by operating activities was $1.03 million for the nine month ended September 30, 2013, consisted of $1.08 million net cash provided by operating activities of discontinued operations, add-back of non cash items and other adjustments of $4.2 million (of which $2.05 million was depreciation and amortization) and a $1.86 million change in net operating assets and liabilities offset by a net loss of $7.65 million. The increase in net operating activities resulted from improvements in the Company’s trade cycle, including collections of accounts receivable.

Net cash used in operating activities was $102,000 for the nine month ended September 30, 2012, consisted of $388,000 net cash provided by operating activities of discontinued operations, add-back of non cash items and other adjustments of $1.84 million (of which $385,000 was depreciation and amortization) and a $1.3 million change in net operating assets and liabilities offset by a net loss of $3.98 million. The decrease in net operating activities mainly resulted from the acquisitions of CTT and FIG.

Net cash used in investing activities was $899,000 for the nine months ended September 30, 2013 which consisted primarily of $381,000 of capital expenditures and $619,000 release of escrow funds to JD Coffman.

Net cash used in investing activities was $2.55 million for the nine months ended September 30, 2012 which consisted primarily of $1.9 million of cash used for acquisition of CTT and FIG, $288,000 for capital expenditures and $$289,000 payments to related party.

Net cash used in financing activities was $207,000 for the nine months ended September 30, 2013 which consisted primarily of $46,000 net cash used in financing activities of discontinued operations, $1.1 million cash received from preferred and common stock sales, $620,000 cash receipts from escrow funds, $806,000 in borrowings and $1.86 million in debt payments.

Net cash provided by financing activities was $3.06 million for the nine months ended September 30, 2012 which consisted primarily of $2.44 million cash received from preferred and common stock sales, $1.46 million payment of loan origination fees, $2.31 in borrowings and $233,000 in debt payments.

Capital Expenditures

Capital expenditures for nine months ended September 30, 2013 and 2012 of $381,000 and $288,000, respectively, were mainly related to the improvements of our disposal wells and our fleet of vehicles. We currently are not anticipating any major expenditures for the remainder of 2013.

Indebtedness

In connection with the acquisition of CTT, the Company and its subsidiaries entered into loan agreements effective July 23, 2012 with Capital One Leverage Finance Corp. (Capital One) and ICON Investments (ICON) the proceeds of which were primarily used for the cash portion of the acquisition. Due to the Company’s technical default, on May 24, 2013, the Company entered into a forbearance agreement with Capital One.

Pursuant to the terms of the forbearance agreement, Capital One reduced its loan commitments from $15 million to $9 million consisting of revolving loan commitment of $3 million and a term loan commitment of $6 million subject to the terms of the Credit Agreement. The Credit Agreement has a maturity date of July 23, 2017 and pursuant to the forbearance agreement, provides for default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of September 30, 2013), in which all of the loans were converted into base rate borrowings, bearing the default interest rate, at the expiration of the applicable interest period. All new loans shall be base rate borrowings, bearing default interest rates. As part of the forbearance agreement, the Company was required to raise $2 million in equity, pursue certain potential restructuring transactions and provide daily borrowing base certificates along with other financial reports as requested. The term loan portion of the Credit Agreement requires monthly payments of $100,000 plus interest with the balance of the loan plus unpaid interest due on July 23, 2017. The Credit Agreement also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein Capital One has a subordinated loan position to ICON. Pursuant to the terms of the Credit Agreement and the affirmative covenants, the Company is obligated to maintain all deposits with Capital One Bank, N.A.

Subsequent to September 30, 2013, the Company amended the forbearance agreement dated October 11, 2013. As part of the new forbearance agreement, Capital One reduced its loan commitments from $9 million to $7,750,000 consisting of revolving loan commitment of $1,750,000 and a term loan commitment of $6 million. In addition to the initial agreement, the Company is required to raise $500,000 in equity and sell certain fixed assets of the company.

The Credit Agreement contains certain restrictive debt covenants that require the Company to maintain a certain ratio and restrictions commencing with the month ending December 31, 2012. The major requirements are that the Company must maintain a monthly Fixed Charge Coverage Ratio each month that cannot be less than 1.0 to 1.0, a rolling twelve month Leverage Ratio determined on the last day of each month that cannot be greater the 4.50 to 1.0 and the Company cannot incur capital expenditures that exceeds $3 million in any fiscal year. As of September 30, 2013, the Company was in technical default resulting from its inability to maintain two financial ratios of the debt covenants.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement provides for 14% monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to Capital One on all other Company properties and assets. The covenants in the ICON Note are in all material respects the same as in the Capital One Credit Agreement. As of September 30, 2013, the Company was in technical default resulting from its inability to maintain two financial ratios of the debt covenants.

Outlook

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

Due to our recent losses we are attempting to acquire additional equity and debt financing to increase our available cash so that we might pay down our accounts payable and pare back our outstanding indebtedness. Our ability to secure additional capital through business alliances with third parties or other debt/equity financing arrangements will also allow us to acquire companies and/or assets to further increase our operations in the water disposal segment of the oilfield services industry. There can be no assurance that we will be able to obtain the additional equity or debt financing or take advantage of any opportunity to buy companies and/or assets that are suitable for our investment or that we may be able to obtain financing or equity to pay for the costs of these additional companies and/or assets at terms that are acceptable to us. The oil and gas industry is subject to various trends including the availability of capital for drilling new wells, prices received for crude oil and natural gas, sources of crude oil outside our area of operations, interest rates, and the overall health of the economy. We are not aware of any specific trends that are unusual to our company, as compared to the rest of the oil and gas industry.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of September 30, 2013.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications related to the Company’s unique industry accounting and disclosure rules. Management has outsourced certain financial functions to mitigate the material weakness in internal control over financial reporting.  The Company is reviewing its finance and accounting staffing requirements.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2013, the Company issued 1,750,000 shares of cumulative convertible preferred stock and 3,500,000 warrants for $700,000 to an accredited investor. The sale was accomplished as an exempt sale under Section 4(5) of the Securities Act of 1933, as amended. The preferred stock features 7% cumulative dividends, payable quarterly, with payment at the option of the Company to be made in kind or in shares of common stock based on a per share valuation set at a 25% discount to the 5 day average closing bid price of the market price. The warrant features provide that 2 warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share with a term of 12-24 months from the date of issuance. The weighted average fair value for the warrants was estimated using the Black-Scholes option valuation model. The proceeds of the sale of the preferred stock were used by the company as working capital.

Subsequent to September 30, 2013, the Company granted 200,000 shares to each of the two officers of the Company for a total of 400,000 shares to be vested at the rate of 50,000 shares every 3 months beginning October 1, 2013.

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

The revised earn-out will be earned each quarter during the new measurement period where CTT exceeds its targeted earnings before interest, taxes, depreciation and amortization threshold for such quarter and, if there is such excess, then the earn-out payment to be made to the seller for such quarter will be an agreed-upon percentage of such excess. Since the targeted earnings and percentage have not been agreed to at this time it is not feasible to determine the effect, if any, on the deferred earn-out consideration liability recorded at September 30, 2013.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the November 14, 2013

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne,
Chief Executive Officer