Form 10-K
period 2013-12-31
FRONTIER OILFIELD SERVICES INC
filed 2014-05-22
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

Registrant's telephone number, including Area Code: (972) 243-2610

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the presiding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No

The Issuer's revenues for the most recent fiscal year were $30,208,968

On May 21, 2014, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,997,746. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on May 21, 2014 as reported on the Over-The-Counter Pink Sheet Market. As of May 21, 2014, the Company had 5,894,986 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

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

As used herein, references to the “Company” are to Frontier Oilfield Services, Inc. a Texas corporation and its subsidiaries (“Frontier”).

Item 1. Business

Item 1A. The Company and Its Business

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

The Company’s current business, through its subsidiaries, is in the oilfield services industry, including the transportation and disposal of saltwater and other oilfield fluids in Texas. The Company currently owns and operates eleven disposal wells in Texas. The Company's customer base includes national, integrated, and independent oil and gas exploration companies.

Owned Mineral Interests

In addition, the Company has a minor overriding interest in 2 producing gas wells in Wise County, Texas and 7 producing gas wells in Denton County, Texas. Frontier previously was in the business of acquiring and developing oil and gas properties, providing contract services to an affiliate and sponsoring and managing joint venture oil and gas development partnerships.

Recent Developments

On July 24, 2013, we approved the plan to sell certain assets and to discontinue the operations of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations is June 1, 2013.

On September 20, 2013 we entered into a commitment with an individual accredited investor whereby the investor would acquire up to 750,000 shares of Frontier’s 2013 Series A 7% Convertible Preferred Stock (the “Stock”) for the sum of $300,000. The attributes of the Stock allow the holder to convert each share of the Stock into one and one-half shares of Frontier common stock and two warrants for an additional share at an exercise price of $0.20 per share.

On August 20, 2013 we entered into a commitment with an individual accredited investor whereby the investor would acquire up to 1,000,000 shares of Frontier’s 2013 Series A 7% Convertible Preferred Stock (the “Stock”) for the sum of $400,000. The attributes of the Stock allow the holder to convert each share of the Stock into one and one-half shares of Frontier common stock and two warrants for an additional share at an exercise price of $0.20 per share.

On September 30, 2013 an accredited investor (“Lender”) advanced the Company funds for operation. Total principal advances under this facility totaled $1,596,000 as of December 31, 2013. These advances are due on demand with interest rate of 0%.

On October 11, 2013 we sold one of our disposal wells known as the Highway 59 Disposal Well located in Marion County Texas for the principal sum of $1.3 million. The net proceeds of the sale were used primarily to pay down secured debt.

On November 1, 2013 the Board of Directors voted for a four-to-one reverse split of the company’s common stock.

On February 11, 2014 we sold one of our disposal wells known as the Weiner Disposal Well located in Panola County Texas for the principal sum of $230,000. The proceeds of the sale were also used primarily to pay down secured debt.

On February 27, 2014 we sold 10 acres of vacant land located in Johnson County Texas for the principal sum of $125,000. The net proceeds of the sale were used to pay down secured debt.

On April 11, 2014, we refinanced the line of credit and the term loan from Capital One Bank, N.A with a shareholder who is an accredited investor. The terms of the new loan are the same as the previous credit agreement with Capital One Bank.

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

In addition, in order to finance future development and operating activities, we may secure additional capital through business alliances with third parties or other debt/equity financing arrangements. However, potential investors should note that while we currently have in place one definite financing arrangement there can be no assurance that we will be able to enter into additional financing arrangements or that if we are able to enter into such arrangements, we will be able to achieve any profitability as a result of our operations.

General Regulations

Both state and federal authorities regulate i) the transportation and disposal of saltwater and drilling fluids and ii) the extraction, production, transportation, and sale of oil, gas, and minerals. The executive and legislative branches of government at both the state and federal levels have periodically proposed and considered proposals for establishment of controls on saltwater disposal, alternative fuels, energy conservation, environmental protection, taxation of crude oil imports, limitation of crude oil imports, as well as various other related programs. If any proposals relating to the above subjects were to be enacted, we cannot predict what effect, if any, implementation of such proposals would have upon our operations. A listing of the more significant current state and federal statutory authority for regulation of our current operations and business are provided below.

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

Currently pending in the United States Congress is a comprehensive energy bill which among other things calls for the reduction or elimination of certain tax incentives currently in place for domestic oil companies including the tax deductions permitted for intangible costs and depletion allowances. In the event such legislation became law the loss of these tax benefits would likely have a negative material effect on the finances of the company. Federal legislation has also been introduced which may have an effect on the use of hydraulic fracturing to increase oil and gas production, primarily in shales, due to concerns primarily with potential water supply contamination.

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

State Regulatory Controls

In each state where we conduct or contemplate oil and gas activities, these activities are subject to various regulations. The regulations relate to the extraction, production, transportation and sale of oil and natural gas, the issuance of drilling permits, the methods of developing new production, the spacing and operation of wells, the conservation of oil and natural gas reservoirs and other similar aspects of oil and gas operations. In particular, the State of Texas (where we have conducted the majority of our oil and gas operations to date) regulates the rate of daily production allowable from both oil and gas wells on a market demand or conservation basis. At the present time, no significant portion of our production has been curtailed due to reduced allowables. We are currently engaged in saltwater and drilling fluid disposal activities and our operations are subject to inspection and permitting by state authorities. There have been recent regulatory and legislative proposals due to concerns primarily with potential water supply contamination due to claims that such contamination could potentially be caused by hydraulic fracturing operations.

We know of no proposed regulation or legislation that will materially impede our operations.

Environmental Regulations

Our saltwater disposal operations are subject to environmental protection regulations established by federal, state, and local agencies. To the best of our knowledge, we believe that we are in compliance with the applicable environmental regulations established by the agencies with jurisdiction over our operations. We are acutely aware that the applicable environmental regulations currently in effect could have a material detrimental effect upon our earnings, capital expenditures, or prospects for profitability. Our competitors are subject to the same regulations and therefore, the existence of such regulations does not appear to have any material effect upon our position with respect to our competitors. The Texas Legislature has mandated a regulatory program for the management of hazardous wastes generated during crude oil and natural gas exploration and production, gas processing, oil and gas waste reclamation, saltwater disposal and transportation operations. The disposal of these wastes, as governed by the Railroad Commission of Texas, is becoming an increasing burden on the industry. Our disposal operations are subject to inspection and regulation by state and federal environmental authorities.

Employees

Currently, our corporate office has three full time employees. Our operations in Chico, Texas currently employ 155 full-time employees.

Offices

We maintain our corporate offices at 3030 LBJ Freeway, Suite 1320, Dallas, Texas 75234. The Company’s operating lease agreement as amended as of March 06, 2014 and expires May 31, 2014 and now pays a base monthly rent of $2,500. In addition in consideration of deferment in rental payments the Company executed a $20,000 10% promissory note payable as follows: $5,000 per month due and payable on the first day of each month and the entire unpaid principal balance of the promissory note, plus all accrued but unpaid interest, if any, shall be due and payable on or before September 1, 2014. The Company is in process of searching for suitable space to accommodate administrative functions on a more cost efficient basis.

Item 1B. Business Risks

We are currently experiencing extreme financial difficulty and have lost a significant amount of money during the last two fiscal years. Possible Bankruptcy

Due to our inability to operate the Company profitably, we have made drastic changes in our operations including i) the closing down of our Trinity saltwater disposal operations in east Texas and selling certain Trinity assets to reduce debt and raise additional operating cash and ii) negotiate the sale of our Chico Coffman trucking operations and reduce our operations to operating our disposal wells in return for the disposal fees we charge others to utilize our wells. There can be no assurance we will be successful. If we are unable to return the Company to profitability we will have no choice but to seek the protection of the United States Bankruptcy Court and liquidate or reorganize the Company.

We have a significant amount of debt and our operational loses may prevent us from paying our debt when due.

We currently have a significant amount of debt held by secured creditors which we must service by paying principal and interest each month. If we fail to pay our debts in a timely matter we would be in breach of our loan agreements and our secured creditors could foreclose on their collateral which constitutes all our assets. Due to our operational losses we have been dependent upon two of our significant shareholders who have purchased our equity and provided additional loans to make our loan payments. If we are unable to return the Company to profitability and we cannot raise any additional debt or equity capital we will default on our loans and our creditors would foreclose on our assets. We would then cease operating as a going concern and our stockholders would lose all their investment in the Company.

Our future success depends upon our ability to adapt to changes in the oil industry and successfully implement our new business strategy.

Due to the changes occurring in the oil industry we have adopted a revised business plan which caused the Company to change its primary focus from oil production activities to acquiring businesses and assets that are involved in the oil field services industry with an emphasis on saltwater and drilling fluid disposal. The Company currently has very limited financial resources and there can be no assurance that we will be successful in locating additional saltwater disposal businesses or assets and if we are successful in locating them that we will be able to successfully acquire them.

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

Our Company Success Will Likely Depend Upon The Continuing Availability Of Certain Disposal Sites.

We believe that there will be available to the Company a number of existing disposal wells and sources of locations for the drilling of new wells necessary to provide the Company with sufficient disposal capacity at a reasonable cost. However, there can be no assurance that disposal wells or disposal well locations will always be available or available at a reasonable cost. There can be no assurance that the Company will have the resources to drill and/or complete additional wells. If we are not able to obtain disposal wells or disposal well drilling locations or the wells or locations are available but their cost is no longer reasonable, the Company's finances would be directly impacted and it might not have the ability to continue as a going concern.

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

The Company Is Dependent Upon Trucking and Is Subject To Potential Liability.

The Company’s primary method of collecting the saltwater from its customers is by truck. Consequently the Company has a number of trucks operating on the roads and highways where potential accidents and liability may occur. While the Company insures itself from certain risks, there is no assurance that the Company will be able to obtain such insurance in the future or if available that the insurance will be adequate to cover all of any potential liability or judgment rendered against the Company. Should the Company not be insured or the amount of its insurance is inadequate to cover any finding of liability against the Company then it is likely that the Company would not be able to continue as a going concern.

We May Not Obtain Necessary Permits.

We are required to obtain certain permits, approvals or licenses in connection with our proposed operations. We may not be able to obtain new or transferred permits, approvals or licenses on a timely basis or at all, which would result in material adverse consequences to our business and financial condition.

Our Saltwater Disposal Operations May Be Subject To Liability or Claims Of Environmental Damages.

We have acquired existing saltwater disposal wells and locations which have received the necessary governmental permits for drilling a disposal well. However, although the disposal wells have received certain governmental regulatory licenses, permits or approvals this does not shield the Company from potential claims from third parties claiming contamination of their water supply or other environmental damages. Remediation of environmental contamination or damages can be extremely costly and such costs, if the Company is found liable, could be of such a magnitude as to cause the Company to cease operating as a going concern.

Our Business May Fail.

There is limited operating history upon which to base an assumption that we will be able to achieve our business plans. Our saltwater disposal operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of significant operating history and potential undercapitalization. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, our ability to acquire suitable assets and to maintain our existing customer base and attract new customers. There can be no assurance that we will achieve our projected goals or accomplish our business plans; and such failure could have a material adverse effect on the Company and its stockholders. If we are not able to achieve and maintain operating revenues, the Company could fail and you could lose your entire investment.

We Will Require Additional Funding To Implement Our Business Plan.

Our estimate of the amounts required to fund our future operations is based upon assumptions that may not prove accurate. If we do not have adequate funds to cover working capital requirements, we will require debt and/or equity financing sources for additional working capital. We may leverage our assets and may use the assets as collateral to secure financing. There is no assurance that the Company will obtain additional debt or equity funding if necessary.

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

All of our saltwater disposal customers operate in the energy industry. This concentration of operations and customers in a single industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.

Oil prices are volatile. A substantial decrease in oil prices could adversely affect our financial results.

Our future financial condition is significantly impacted by results of our skim oil operations which depend upon the prices we receive for our oil processing. Oil prices historically have been volatile and likely will continue to be volatile in the future, especially given world geopolitical conditions. Our cash flow from operations is highly dependent on the prices that we receive for oil. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

-	the level of consumer demand for oil;
-	the domestic and foreign supply of oil;
-	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
-	the price of foreign oil;
-	domestic governmental regulations and taxes;
-	the price and availability of alternative fuel sources;

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

Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $11.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2011, NYMEX oil prices fluctuated but averaged $97.00 per Bbl and for 2012 oil prices also fluctuated but averaged approximately $94.00 per Bbl. In 2013 NYMEX oil prices averaged $97.91 per Bbl. While we attempt to obtain the best price for our crude in our marketing efforts, we cannot control these market price swings and are subject to the market volatility for this type of oil. These price differentials relative to NYMEX prices can have as much of an impact on our profitability as does the volatility in the NYMEX oil prices.

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

Disposal Wells. The Company currently owns and operates eleven (11) disposal wells which are licensed by the State of Texas for the disposal of saltwater and certain drilling fluids. We receive fees from the use of our wells from our own operations or by third parties who contract for the use of our disposal wells. Our disposal wells and their locations are as follows:

Company	Well Name	Permit #	Location	State	Own/ Lease	Lease Term Exp.	Lease Terms
Coffman Disposal, LLC
Trull Disposal Well, LLC	Trull 1	11954	Trull Lease, Well No. 1, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	$1,500 per month
Trull Well #2, LLC	Trull 2	12180	Trull Lease, (19617), Well No. 2, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	$1,500 month
Trull Well #3 LLC (in process)	Trull 3	13300	Trull (000000) Lease Boonsville Field, Wise County RRC District 09	TX	Lease	not completed	$1,500 per month
CSWU Well, LLC	CSWU	11891	Caughlin Strawn West Unit Lease, (30288), Well No. 1202U, Caughlin (Strawn) Field, Wise County, RRC District 09	TX	Lease	5/31/2018	$1,800 per month
Brunson Well, LLC	Brunson 1	11779	Brunson Kenneth Lease (30152) Lease, Well No.1 WD, Boonsville (Bend Congl., Gas ) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	$2,000 per month
Brunson Well, LLC	Brunson 2	12533	Brunson Kenneth Lease (30152), Well No. 2 Boonesville (Bend Congl., Gas) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	$2,000 per month

Trinity Disposal Wells, LLC
Trinity Disposal Wells, LLC	Barker - Hope	17034	Barker-Hope Lease, (016675), Well No. 4, Scottsville, NW (Page 6400) Field, Harrison County, RRC District 06	TX	Lease	5 year renewals	$500 per month
Trinity Disposal Wells, LLC	Riley	16157	756 Akin Road, Waskom TX 75692; (Riley Lease, (14193), Well No. 1SW, Waskom (Riley 6225) Field, Harrison County, RRC District 06	TX	Own	na/	n/a
Trinity Disposal Wells, LLC	Shaw	16705	Shaw, Jim Lease, (029412), Well No. 1, Bethany (Pettit) Field, Harrison County RRC District 06	TX	Lease	5 year renewals	$500 per month
Trinity Disposal Wells, LLC	Dorsett	11388	Well No. 1 Blocker (Cotton Valley) Field Harrison County, RRC District 06	TX	Own	n/a	n/a
Trinity Disposal Wells, LLC	Newt	F1619	Newt Lease, Well No. 1 Blocker (Page) Field, Harrison County, Texas, District 06	TX	Own	n/a	n/a
Trinity Disposal Wells, LLC	Johnson	16704	Johnson Et Al Lease, (149097) Well No. 1, Belle Bower (Paluxy Upper) Field, Panola County, RRC District 06	TX	Lease	5 year renewals	$500 per month

We are currently attempting to sell some of our wells in East Texas.

Oil and Gas Properties

The following information pertains to our oil and gas properties as of December 31, 2013:

Name of Field or Well	Gross Producing Well Count	Net Producing Well Count
Newark East, Override Interest	9	0.036

Productive Wells and Acreage

Geographic Area	Total Gross Oil Wells	Net Productive Oil Wells	Total Gross Gas Wells	Net Productive Gas Wells	Total Gross Developed Acres	Total Net Developed Acres
Wise County	-	-	2	0.036	224	8.06
Denton County	-	-	7	0.036	566	20.38

Notes:

1.	Total Gross Wells are those wells in which the Company holds an overriding interest in as of December 31, 2013.

2.	Net Productive Wells was calculated by multiplying the overriding interest held by the Company in each of the 9 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds an overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold an overriding interest as of December 31, 2013 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.

6.	Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.

Reserves Reported To Other Agencies

We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.

Forfeiture of Oil and Gas Interests

During the first quarter of 2012, we were notified the Company had forfeited its interest in the Johnson #1-H and Johnson #2-H Joint Ventures effective September 7, 2010 for not paying a Special Assessment of $43,008 for estimated workover expenses. If we had known of the Special Assessment cash call, we would have declined to participate because there was no assurance that the rework would be successful in increasing production to recoup the Special Assessment amount and extend the life of the wells. In addition, we are no longer obligated to pay the plug and abandonment costs for these wells.

As a result of the forfeiture the Company wrote-off the book value of the wells, asset retirement obligations, receivables and payables which resulted in a loss of $16,089.

Item 3. Legal Proceedings

The Company is not currently the subject of or involved in any material litigation.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prices for our common stock are currently quoted in the over-the-counter Pink Sheets maintained by the National Quotation Bureau (NQB) owned Pink Sheet OTC Market, Inc. and our ticker symbol is FOSI.PK. Prices for our stock were approved for quotation on the over-the-counter on January 27, 2001. The following table shows the high and low bid information for our common stock for each quarter during which prices for our common stock have been quoted.

QUARTER EXCEPT JUNE	LOW BID	HIGH BID
Quarter ending March 31, 2013	$2.25	$2.25
Quarter ending June 30, 2013	$1.00	$1.00
Quarter ending September 30, 2013	$0.26	$0.48
Quarter ending December 31, 2013	$2.96	$2.96

QUARTER	LOW BID	HIGH BID
Quarter ending February 28, 2012	$0.50	$1.05
Quarter ending May 31, 2012	$0.70	$1.30
Month ending June 30, 2012	$0.80	$1.25
Quarter ending September 30, 2012	$0.80	$4.50
Quarter ending December 31, 2012	$1.50	$2.50

The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 988 shareholders of record for our common stock as of December 31, 2013.

Item 6. Selected Financial Data

Not applicable as we are a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 2013 and 2012.

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

Recent Financial Developments

On September 20, 2013 we entered into a commitment with an individual accredited investor whereby the investor would acquire up to 750,000 shares of Frontier’s 2013 Series A 7% Convertible Preferred Stock (the “Stock”) for the sum of $300,000. The attributes of the Stock allow the holder to convert each share of the Stock into one and one-half shares of Frontier common stock and two warrants for an additional share at an exercise price of $0.20 per share.

On August 20, 2013 we entered into a commitment with an individual accredited investor whereby the investor would acquire up to 1,000,000 shares of Frontier’s 2013 Series A 7% Convertible Preferred Stock (the “Stock”) for the sum of $400,000. The attributes of the Stock allow the holder to convert each share of the Stock into one and one-half shares of Frontier common stock and two warrants for an additional share at an exercise price of $0.20 per share.

On September 30, 2013 an accredited investor (“Lender”) advanced the Company funds for operation. Total principal advances under this facility totaled $1,596,000 as of December 31, 2013. These advances are due on demand with interest rate of 0%.

On October 11, 2013 we sold one of our disposal wells known as the Highway 59 Disposal Well located in Marion County Texas for the principal sum of $1.3 million. The net proceeds of the sale were used primarily to pay down secured debt.

On November 1, 2013 the Board of Directors voted for a four-to-one reverse split of the company’s common stock.

On February 11, 2014 we sold one of our disposal wells known as the Weiner Disposal Well located in Panola County Texas for the principal sum of $230,000. The proceeds of the sale were also used primarily to pay down secured debt.

On February 27, 2014 we sold 10 acres of vacant land located in Johnson County Texas for the principal sum of $125,000. The net proceeds of the sale were used to pay down secured debt.

On July 24, 2013, we approved the plan to sell certain assets and to discontinue the operations of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations is June 1, 2013.

On April 11, 2014, we refinanced the line of credit and the term loan from Capital One Bank, N.A with a shareholder who is an accredited investor. The terms of the new loan are the same as the previous credit agreement with Capital One Bank.

Results of Operations

For the year ended December 31, 2013 we reported a net loss from continuing operations of $5,835,596 as compared to a net loss from continuing operations of $5,648,836 for the year ended December 31, 2012. The components of these results are explained below.

Revenue- Revenues by subsidiaries are as follows:

	Year Ended
	December 31, 2013	December 31, 2012

Chico Coffman Tank Trucks, Inc. ("CTT")	$30,208,968	$16,375,629

Frontier Oilfield Services, Inc. ("FOSI")	—	1,909

Total revenue	$30,208,968	$16,377,538

The increase in net revenue for the year is attributable to our acquisitions of Chico Coffman Tank Trucks (“CTT”).

Expenses- The components of our costs and expenses for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31, 2013
	CTT	FOSI	Total
Costs and expenses:
Direct costs	$22,576,043	$—	$22,576,043
Indirect costs	4,711,645	—	4,711,645
General and administrative	—	6,297,035	6,297,035
Depreciation and amortization	2,809,736	20,947	2,830,683

Total costs and expenses	$30,097,424	$6,317,982	$36,415,406

	Year Ended December 31, 2012
	CTT	FOSI	Total
Costs and expenses:
Direct costs	$12,262,990	$1,701	$12,264,691
Indirect costs	3,054,335	—	3,054,335
General and administrative	—	4,010,383	4,010,383
Depreciation and amortization	1,191,883	8,253	1,200,136

Total costs and expenses	$16,509,208	$4,020,337	$20,529,545

The increase in direct and indirect costs for the year is attributable to our acquisition of Chico Coffman Tank Trucks (“CTT”).

The increase in general and administrative expenses for the year is attributable to stock compensation costs of $2,400,000, salaries and wages of $1,000,000, legal and professional fees of $2,010,000 and expenses in all other categories totaling $887,000. The increase in stock compensation cost is mostly attributable to an increase in number of shares awarded and a change in the method of determining the date for issuing common stock shares to executives for years of service. The employment contracts for two executives were modified January 1, 2013 which changed the date for awarding shares from annually to the anniversary date of the executive’s years of service. The increase in legal and professional fees is attributable to the costs associated with the purchase of CTT and FIG, including pursuing other acquisition targets in 2013. The increase in salaries and wages is attributable to an increase in management head count positions in anticipation of the completion of acquisition efforts in 2013.

The increase in depreciation and amortization expense is attributable to purchase price allocation due to our acquisition of CTT.

Other (Income) Expenses- The components of our costs and expenses for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended
	December 31, 2013	December 31, 2012

Interest expense	$1,840,982	$871,970

(Gain) Loss on disposal of property and equipment	15,967	134,767

Equity in loss of unconsolidated affiliated company	—	169,794

Gain on deferred compensation payable write-off	(2,300,000)	—

Impairment loss on net profits interest in affiliate	—	284,900

Total other (income) expenses	$(443,051)	$1,461,431

The increase in interest expense is attributable to the Capital One and ICON note. Due to our non-compliance with the debt covenants, we paid default interest rate for the Capital One and ICON notes.

We have not recorded any federal income taxes for the years ended December 31, 2013 and 2012 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit.

Net loss – The components of our net loss by subsidiary are as follows:

	Years Ended
	December 31, 2013	December 31, 2012

Chico Coffman Tank Trucks, Inc. ("CTT")	$(74,351)	$(363,195)

Frontier Income and Growth, LLC. and its subsidiaries, Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. ("FIG")	(2,899,458)	(1,131,692)

Frontier Oilfield Services, Inc. ("FOSI")	(5,761,245)	(5,285,641)

Total net loss	$(8,735,054)	$(6,780,528)

Discontinued operations - On July 24, 2013, management and the Board of Directors of the Company elected to discontinue the operations and sell the fixed assets of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations was June 1, 2013.

Liquidity and Capital Resources

Cash Flows and Liquidity

As of December 31, 2013 we had total current assets of $3.9 million. Our total current liabilities as of December 31, 2013 were $17.1 million. Thus, we had a working capital deficit of $13.2 million as of December 31, 2013.

In the past we have primarily acquired producing oil and gas properties with opportunities for future development and contracted well operations to contractors. Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt or equity financing arrangements to stabilize and improve the financial condition of the Company and lower our cost of borrowing. Any such additional funding will be done on an "as needed" basis and will only be done in those instances in which we believe such additional financings will accomplish these goals. However, actual results may differ from management’s plan and the amount may be material.

Our ability to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire companies and/or assets which will allow the Company to further operate in the water disposal segment of the oilfield services industry is strictly contingent upon our ability to locate adequate financing or equity to pay for these additional companies and/or assets. There can be no assurance that we will be able to obtain the opportunity to buy companies and/or assets that are suitable for our investment or we may be able to obtain financing or equity to pay for the costs of these additional companies and/or assets at terms that are acceptable to us. Additionally, if economic conditions justify the same, we may hire additional employees although we do not currently have any definite plans to make additional hires.

The following table summarizes our sources and uses of cash for the years ended December 31, 2013 and 2012:

	For the Years Ended
	December 31, 2013	December 31, 2012

Net cash used in operating activities of continuing operations	$(778,502)	$(1,580,752)
Net cash provided by operating activities of discontinued operations	721,133	724,479
Net cash used in operating activities	(57,369)	(856,273)

Net cash used in investing activities of continuing operations	(898,615)	(1,759,266)
Net cash provided by (used in) investing activities of discontinued operations	453,632	(128,493)
Net cash used in investing activities	(444,983)	(1,887,759)

Net cash provided by financing activities of continuing operations	540,281	4,302,669
Net cash used in financing activities of discontinued operations	(46,377)	(1,503,119)
Net cash provided by financing activities	493,904	2,799,550

Net increase (decrease) in cash	$(8,448)	$55,518

As of December 31, 2013, we had $52,000 in cash and cash equivalents, a decrease of $8,000 from December 31, 2012 due to our negative cash flow from operations, capital expenditures and reductions in outstanding indebtedness. This was offset by, cash flows from discontinued operations.

Net cash used in operating activities was $57,000 for the year ended December 31, 2013, consisted of $778,000 of net cash used for operating activities offset by $721,000 net cash provided by operating activities of discontinued operations. Net cash used in operating activities was $856,000 for the year ended December 31, 2012, consisted of $1.6 million of net cash used for operating activities offset by $724,000 net cash provided by operating activities of discontinued operations.

Net cash used in investing activities was $445,000 for the year ended December 31, 2013 which consisted of $454,000 net cash provided by investing activities of discontinued operations offset by $402,000 used for capital expenditures and the $619,000 release of escrow funds to JD Coffman. Net cash used in investing activities was $1.9 million for the year ended December 31, 2012 which consisted of $128,000 net cash used by investing activities of discontinued operations, $1.5 million of cash used for acquisition of CTT and FIG, and $436,000 used for capital expenditures.

Net cash provided by financing activities was $493,000 for the year ended December 31, 2013 which consisted of $1.1 million cash received from preferred and common stock sales, $1.2 million in borrowings and $620,000 cash receipts from escrow funds offset by $46,000 net cash used in financing activities of discontinued operations, and $2.6 million in repayments of debt. Net cash provided by financing activities was $2.8 million for the year ended December 31, 2012 which consisted of $3.6 million cash received from preferred and common stock sales and $1.1 million in related party borrowings offset by $1.5 million net cash used in financing activities of discontinued operations, and $890,000 in repayments of debt.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS.

FRONTIER OILFIELD SERVICES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets – December 31, 2013 and 2012	F-2
Consolidated Statements of Operations —
For The Years Ended December 31, 2013 and 2012	F-4
Consolidated Statements of Cash Flows —
For The Years Ended December 31, 2013 and 2012	F-5
Consolidated Statements of Changes In Consolidated Stockholders' Equity —
For The Years Ended December 31, 2013 and 2012	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Frontier Oilfield Services, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Frontier Oilfield Services, Inc. and its subsidiaries (the “Company”), as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Oilfield Services, Inc. and its subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, LLP

Dallas, Texas

May 21, 2014

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash	$52,120	$60,568
Certificate of deposit - restricted cash	77,614	77,614
Accounts receivable, net of allowance of doubtful accounts of $33,321 and $0, respectively	1,536,084	2,892,481
Other receivable	287,076	—
Inventory, primarily parts	214,969	299,384
Prepaid expenses, primarily insurance	1,364,303	1,269,347
Current assets of discontinued operations	126,059	1,190,631
Deferred loan origination fees, current portion	289,194	336,297
Total current assets	3,947,419	6,126,322
Property and equipment:
Property and equipment, at cost	16,624,281	16,296,082
Less accumulated depreciation	(3,434,197)	(887,483)
Total property and equipment	13,190,084	15,408,599
Other assets:
Intangibles, net	3,491,472	3,898,245
Assets held for sale	1,946,743	6,596,110
Restricted cash	—	619,922
Other assets of discontinued operations	10,620	25,960
Deferred loan fees, net of current portion	625,296	913,539
Deposits	13,417	11,707
Total other assets	6,087,548	12,065,483
Total Assets	$23,225,051	$33,600,404

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$8,756,472	$12,643,199
Accounts payable	3,397,230	3,629,236
Accrued liabilities	1,036,836	944,014
Financed insurance premiums payable	1,119,213	820,499
Loans from shareholder	1,596,000	—
Current liabilities of discontinued operations	1,475,743	1,240,723
Escrow liability	—	619,922
Deferred consideration payable for acquisition of CTT	—	2,300,000
Total current liabilities	17,381,494	22,197,593
Long-term debt, less current maturities (Note 2)	1,656,231	2,055,096
Non-current liabilities of discontinued operations	—	170,474
Deferred consideration payable for acquisition of CTT	—	4,708,348
Total Liabilities	19,037,725	29,131,511
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Convertible preferred stock- $.01 par value; authorized 10,000,000; 1,750,000 issued or outstanding at December 31, 2013	17,500	—
Common stock- $.01 par value; authorized 100,000,000 shares;
5,553,157 shares issued and outstanding at December 31, 2013
4,529,090 shares issued and outstanding at December 31, 2012	55,531	45,291
Additional paid-in capital	31,659,261	23,122,487
Prepaid stock compensation	(74,000)	—
Accumulated deficit	(27,470,966)	(18,698,885)
Total stockholders' equity	4,187,326	4,468,893
Total Liabilities and Stockholders' Equity	$23,225,051	$33,600,404

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2013	December 31, 2012

Revenues, net of discounts	$30,208,968	$16,377,538
Costs and expenses:
Direct operating costs	22,576,043	12,264,691
Indirect operating costs	4,711,645	3,054,335
General and administrative	6,297,035	4,010,383
Depreciation and amortization	2,830,683	1,200,136
Total costs and expenses	36,415,406	20,529,545
Operating loss	(6,206,438)	(4,152,007)
Other (income) expense:
Interest expense	1,840,982	871,970
Loss on disposal of property and equipment	15,967	134,767
Gain on deferred consideration payable write-off	(2,300,000)	—
Equity in loss of unconsolidated affiliated company	—	169,794
Impairment loss on net profits interest in affiliate	—	284,900
Loss before provision for federal and state income taxes	(5,763,387)	(5,613,438)
Provision for federal and state income taxes	72,209	35,398
Loss from continuing operations	(5,835,596)	(5,648,836)
Loss from discontinued operations, net of income taxes	(2,899,458)	(1,131,692)
Net loss	(8,735,054)	(6,780,528)
Less: loss attributable to noncontrolling interest	—	156,635
Net loss attributable to Frontier Oilfield Services, Inc.	$(8,735,054)	$(6,623,893)

Net loss per common share - basic and diluted:
Continuing operations	$(1.11)	$(1.71)
Discontinued operations	(0.55)	(0.34)
Total	$(1.66)	$(2.05)

Weighted Average Common Shares Outstanding:
Basic and Diluted	5,250,820	3,307,432

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities:
Net loss	$(8,735,054)	$(6,780,528)
Less: Loss from discontinued operations, net of taxes	(2,899,458)	(1,131,692)
Loss from continuing operations, net of taxes	(5,835,596)	(5,648,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,830,683	1,200,136
Bad debt expense	33,321	—
Allocated expenses to affiliates	—	(115,079)
Gain on deferred consideration liability write-off	(2,300,000)	—
Issuance of common stock for services	2,609,538	1,461,363
Impairment loss on net profits interest in subsidiary	—	284,900
Equity loss of unconsolidated affiliated company	—	169,794
Loss on sale of property and equipment	15,967	134,767
Amortization of deferred loan fees	371,333	154,976
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	1,323,076	99,266
Other receivable	(287,076)	—
Inventory, primarily parts	84,415	(47,779)
Prepaid expenses, primarily insurance	255,044	677,700
Deposits	(1,710)	6,673
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(176,211)	512,299
Financed insurance premiums payable	298,714	(470,932)
Net cash used in operating activities of continuing operations	(778,502)	(1,580,752)
Net cash provided by operating activities of discontinued operations	721,133	724,479
Net cash used in operating activities	(57,369)	(856,273)

Cash Flows From Investing Activities:
Cash used for acquisition of subsidiaries net of cash received	—	(1,450,868)
Purchase of property and equipment	(402,102)	(435,719)
Proceeds from sale property and equipment	123,409	127,321
Escrow liability	(619,922)	—
Net cash used in investing activities of continuing operations	(898,615)	(1,759,266)
Net cash provided by (used in) investing activities of discontinued operations	453,632	(128,493)
Net cash used in investing activities	(444,983)	(1,887,759)

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2013	December 31, 2012

Cash Flows From Financing Activities:
Proceeds from preferred stock subscriptions	700,000	2,353,000
Loans from shareholder	1,246,000	—
Net change in line of credit	(1,086,707)	818,363
Proceeds from notes payable	220,490	—
Payments on notes payable	(1,559,817)	(889,595)
Payments from restricted cash account	619,922	—
Advances from related party	—	1,120,656
Common stock sales	400,393	1,234,606
Deferred loan origination fees	—	(334,361)
Net cash provided by financing activities of continuing operations	540,281	4,302,669
Net cash used in financing activities of discontinued operations	(46,377)	(1,503,119)
Net cash provided by financing activities	493,904	2,799,550

Net increase (decrease) in cash	(8,448)	55,518
Cash at beginning of period	60,568	5,050
Cash at end of period	$52,120	$60,568

Supplemental Cash Flow Disclosures
Interest paid	$1,278,935	$682,883

Supplemental Schedule of Non-Cash Investing and Financing Activities
Deferred consideration for acquisition of CTT	$—	$7,008,348
Issuance of debt for acquisition of CTT	$—	$9,775,816
Issuane of common stock for acquisition of non-controlling interest in FIG	$—	$5,610,000
Payment of TDT line of credit and equipment notes payable	$—	$2,390,353
Purchase of additional interest in unconsolidated affiliated company exchanged for advances payable	$—	$813,800
Term notes payable issued for property and equipment	$—	$570,035
Preferred stock issued for investment in affiliate	$—	$147,000
Reduction of deferred loan origination fees against notes payable	$—	$45,704
Settlement of deferred consideration payable for acquisition of CTT	$4,708,348	$—
Beneficial conversion features of Asher Note	$72,235	$—
Cumulative dividend payable recorded in accrued liabilities	$37,027	$—
Payment of finance insurance payable with shareholder loan	$350,000	$—
Proceeds from disposal of property and equipment paid directly to lenders	$1,765,969	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

	Preferred	Preferred Stock		Preferred Stock				Additional	Prepaid		Attributable to	Total
	Stock	Series A 8%		2013 Series A 7%		Common Stock		Paid-In	Stock	Accumulated	Noncontrolling	Stockholders’
	Subscriptions	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Compensation	Deficit	Interest	Equity

Balance December 31, 2011	$3,000,000	—	$—	—	$—	2,213,322	$22,133	$11,625,038	$—	$(12,074,992)	$—	$2,572,179
Preferred stock subscriptions	2,500,000	—	—	—	—	—	—	—	—	—	—	2,500,000
Issuance of preferred stock	(5,500,000)	2,750,000	5,500,000	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock with warrants	—	(2,750,000)	(5,500,000)	—	—	1,375,000	13,750	5,486,250	—	—	—	—
Purchase of 51% interest in FIG	—	—	—	—	—	—	—	—	—	—	3,791,996	3,791,996
Shares issued for services	—	—	—	—	—	267,500	2,675	1,458,687	—	—	—	1,461,362
Purchase of 49% interest in FIG	—	—	—	—	—	467,500	4,675	3,630,686	—	—	(3,635,361)	—
Repayment of previous forgiven debt of affiliate	—	—	—	—	—	—	—	(310,721)	—	—	—	(310,721)
Sales of common stock	—	—	—	—	—	205,768	2,058	1,232,547	—			1,234,605
Net Loss	—	—	—	—	—	—	—	—	—	(6,623,893)	(156,635)	(6,780,528)
Balance December 31, 2012	—	—	—	—	—	4,529,090	45,291	23,122,487	—	(18,698,885)	—	4,468,893
Sales of common stock	—	—	—	—	—	93,575	936	399,457	—	—	—	400,393
Shares issued for services	—	—	—	—	—	492,925	4,929	2,678,609	(74,000)	—	—	2,609,538
Deferred compensation payable settlement	—	—	—	—	—	437,500	4,375	4,703,973	—	—	—	4,708,348
Convertible note - beneficial conversion features	—	—	—	—	—	—	—	72,235	—	—	—	72,235
Preferred stock sales	—	—	—	1,750,000	17,500	—	—	682,500	—	—	—	700,000
Shares rounding due to reverse split	—	—	—	—	—	67	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	—	—	(37,027)	—	(37,027)
Net loss	—	—	—	—	—	—	—	—	—	(8,735,054)	—	(8,735,054)
Balance - December 31, 2013	$—	—	$—	1,750,000	$17,500	5,553,157	$55,531	$31,659,261	$(74,000)	$(27,470,966)	$—	$4,187,326

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ACTIVITIES:

Frontier Oilfield Services, Inc. a Texas corporation (and collectively with its subsidiaries, “we”, “our”, “Frontier” or the “Company”), was organized on March 24, 1995. The accompanying consolidated financial statements include the accounts of the Company and Frontier Acquisition I, Inc., and its subsidiary Chico Coffman Tank Trucks, Inc. (CTT was acquired effective July 31, 2012), and its subsidiary Coffman Disposal, LLC, and Frontier Income and Growth, LLC and its subsidiary Trinity Disposal & Trucking, LLC (TDT) and its subsidiary Trinity Disposal Wells, LLC. Effective May 31, 2012 Frontier acquired 51% of FIG in a step acquisition and effective September 30, 2012 Frontier acquired the remaining 49% of FIG.

The Company’s current business, through its subsidiaries, is in the oilfield service industry, including the transportation and disposal of saltwater and other oilfield fluids in Texas. The Company currently owns and operates eleven disposal wells in Texas. The Company's customer base includes national, integrated, and independent oil and gas exploration companies. Frontier previously was in the business of acquiring and developing oil and gas properties, providing contract services to an affiliate and sponsoring and managing joint venture oil and gas development partnerships.

2. GOING CONCERN:

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of the date of this report, the Company has generated losses from operations, and has an accumulated deficit and working capital deficiency. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Non-controlling Interests

The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, Consolidation, to account for the non-controlling interest in FIG. ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owner.

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

Cash

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. The Company is obligated to maintain all deposits in one financial institution. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of December 31, 2013 and 2012, none of the Company’s cash was in excess of federally insured limits.

Accounts Receivable

The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management's expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of December 31, 2013, the Company’s allowance for doubtful accounts was $33,321.

At December 31, 2013 and 2012, the Company had the following customer concentrations.

	Percentage of Revenue		Percentage of Accounts Receivable
	2013	2012	2013	2012
Customer A	60%	45%	32%	33%
Customer B	17%	31%	*	30%
Customer C	*	*	14%	*
Customer D	*	*	13%	*

* Less than 10%

Parts Inventory

Parts inventory consists of replacement parts for the Company’s vehicles and transports and is stated at the lower of cost or market. Cost is determined using average cost method.

Property and Equipment

The Company's property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized.

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

During the year ended December 31, 2013, the Company disposed of property and equipment with a cost of $231,477 and accumulated depreciation of $46,342. The Company received total proceeds of $169,168 in which $45,759 was paid directly to the lender and recognized a loss of $15,967 in the accompanying consolidated statements of operations. During the year ended December 31, 2012, the Company disposed of property and equipment with a cost of $281,000 and accumulated depreciation of $18,733. The Company received total proceeds of approximately $127,500 and recognized a loss of $134,767 in the accompanying consolidated statements of operations.

Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. In 2013, the Company determined that it would not be able to fully recover the carrying amount of its disposal wells from FIG. In accordance with the guidance for the impairment of long-lived assets, the Company recorded an impairment charge of $1.8 million in 2013 to adjust the carrying value of the asset to our estimate of its fair value. We estimated that fair value using the comparable sales method. The impairment charge impacted the loss from discontinued operations, net of income taxes line in our consolidated statement of operations. As of December 31, 2012 the Company had not identified any such impairment.

Asset retirement obligations

ASC Topic 410, Asset Retirement and Environmental Obligations, requires companies to recognize a liability for an asset retirement obligation (ARO) at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. This obligation relates to the future costs of plugging and abandoning the Company’s saltwater disposal wells, the removal of equipment and facilities, and returning such land to its original condition.

The Company has not recorded an ARO for the future estimated reclamation costs associated with the operation of the Company’s eight saltwater disposal wells. The Company is not able to determine the estimated life of its wells and is unable to determine a reasonable estimate of the fair value associated with this liability. The Company believes that any such liability would not be material to the consolidated financial statements taken as a whole.

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

Fair Value Measurements

The ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2013 and 2012.

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

Earnings Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there were 300,000 stock options and 3,500,000 warrants outstanding that can potentially have a dilutive effect to the EPS.

Reclassifications

Certain amounts in the comparative consolidated financial statements have been reclassified from financial statements previously presented to conform to the presentation of the December 31, 2013 financial statements.

Reverse Stock Split

On November 1, 2013 the Company effected a four-to-one reverse stock split. All information in this Annual Report on Form 10-K relating to the number of shares, price per share and per share amounts gives retroactive effect to the four-to-one reverse stock split of our capital stock.

4. RECENT ACCOUNTING PRONOUNCEMENTS:

During the year ended December 31, 2013, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

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

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed. The 2012 comparative information is retrospectively adjusted to increase the fair value of property and equipment (net) of $1,050,344 offset by a decrease to goodwill of $501,487 and an increase in depreciation expense of $164,061 and a decrease in gain on disposal of equipment of $2,074.

The following details the final fair value of the consideration transferred to effect the acquisition of FIG:

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

Acquisition of Chico Coffman Tank Trucks, Inc.

The Company through a wholly owned subsidiary, Frontier Acquisition I, Inc. completed the acquisition of Chico Coffman Tank Trucks, Inc. on July 31, 2012 by acquiring all of the issued and outstanding stock of Chico Coffman Tank Trucks, Inc. (“CTT”) inclusive of its wholly owned subsidiary, Coffman Disposal, LLC for the sum of $16,986,939 subject to possible future adjustments for earnings and share prices. The acquisition was facilitated by credit facilities loaned to the Company in the aggregate amount of $12,000,000 provided by Capital One and ICON (See below). Also, the Company established an escrow account from the seller’s cash proceeds to pay for potential liabilities arising from business activities prior to the purchase of CTT such as final net working capital adjustments. The escrow agent distributed $350,000 plus accrued interest less any pending unpaid claims to the seller on January 23, 2013. On May 20, 2013 the escrow agent distributed to the seller the remaining balance.

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed. The 2012 comparative information is retrospectively adjusted to increase the fair value of property and equipment (net) of $8,755,836 and intangible assets of $4,067,735 offset by a decrease to goodwill of $12,823,571 and an increase in depreciation expense of $211,617 and a decrease in gain on disposal of equipment of $193,992.

The following details the final fair value of the consideration transferred to effect the acquisition of CTT:

Cash and debt consideration	$9,978,591
Earnings based deferred consideration liability	2,300,000
Share based deferred consideration liability	4,708,348
Total fair value consideration	$16,986,939

The following is the final fair value of the net assets acquired by the Company in the acquisition, reconciled to the total fair value of the consideration transferred:

Cash	$78,135
Accounts receivable	3,023,355
Inventory	251,605
Prepaid expenses	655,616
Property and equipment	15,982,000
Intangible assets	4,067,735
Other assets	15,356
Accounts payable and accrued	(4,682,095)
Financed insurance premium	(81,024)
Notes payable	(2,323,744)
$16,986,939

The share based deferred consideration liability was settled in May 2013 in which the company issued an additional 143,228 shares of common stock in full satisfaction of the Company’s liability. A total of 437,500 common shares were issued to settle the liability by increasing the amount of the equity by the same amount of the liability settlement with no gain or loss recognized for the liability settlement.

The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the contingency period, which is July 31, 2013, as specified in the CTT acquisition agreement. The fair value of the earnings based contingent liability was determined based on the earnings as of future fiscal period-ends. Based on CTT’s earnings through December 31, 2013 and 2012, the fair value of the earnings based contingent liability of $2,300,000 (recorded at the acquisition date) has changed as of December 31, 2013 and the additional consideration to be paid based upon specific earnings targets were not achieved and therefore the contingent liability of $2,300,000 has been written off and included in other income (expense) for the year.

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

The intangible assets, net of amortization as of December 31, 2013 and 2012 were as follows:

	December 31, 2013
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible assets:
Disposal well permits	$2,093,867	$(296,631)	$1,797,236	10 years
Customer relationships	1,973,867	(279,631)	1,694,236	10 years
	$4,067,734	$(576,262)	$3,491,472

	December 31, 2012
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible assets:
Disposal well permits	$2,093,867	$(87,245)	$2,006,622	10 years
Customer relationships	1,973,867	(82,244)	1,891,623	10 years
	$4,067,734	$(169,489)	$3,898,245

Future amortization expense for definite-life intangible assets as of December 31, 2013 is as follows:

Periods Ending December 31,
2014	$406,776
2015	406,776
2016	406,776
2017	406,776
2018	406,776
Thereafter	1,457,592
$3,491,472

7. BORROWINGS:

Long-term debt as of December 31, 2013 was as follows:

December 31,
2013

Revolving credit facility and term loan (a)	$3,767,585
ICON term note (b)	4,223,996
Loans from shareholder (f)	1,596,000
Notes payable (c)	2,082,409
Installment notes (d)	221,467
Convertible note (e)	117,246
Total debt	$12,008,703

 In connection with the acquisition of CTT, the Company and its subsidiaries entered into loan agreements effective July 23, 2012 with Capital One Business Credit Corp. (Capital One) and ICON Investments (ICON) the proceeds of which were primarily used for the cash portion of the acquisition. The Company subsequently fell into technical default and on May 24, 2013 the Company entered into a forbearance agreement with Capital One.

a.	Pursuant to the terms of the forbearance agreement, Capital One reduced its loan commitments from $9 million to $7.75 million consisting of a revolving loan commitment of $1.75 million and a term loan commitment of $6 million subject to the terms of the Credit Agreement. The Credit Agreement had a maturity date of July 23, 2017 and pursuant to the forbearance agreement, provides for a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of December 31, 2013), in which all of the loans were converted into base rate borrowings, bearing default interest rates, at the expiration of the applicable interest period. All new loans shall be base rate borrowings, bearing default interest rates. As part of the forbearance agreement, the Company was required to raise $2 million in equity, pursue certain potential restructuring transactions and provide daily borrowing base certificates along with other financial reports as requested. The term loan portion of the Credit Agreement requires monthly payments of $100,000 plus interest with the balance of the loan plus unpaid interest was due on July 23, 2017. The Credit Agreement also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein Capital One has a subordinated loan position to ICON. Pursuant to the terms of the Credit Agreement and the affirmative covenants, the Company is obligated to maintain all deposits with Capital One Bank, N.A.

As of February 4, 2014 the Credit Agreement and Forbearance Agreement were due on March 31, 2014 and was amended as follows: the Revolving Commitments shall be reduced (on a weekly basis) by $50,000 on February 17, 2014 and each week thereafter. In addition, on February 7, 2014, the Administrative Agent and Lenders will commence establishing intra-month reserves of $25,000 per week for the monthly principal installments of the Term Loan on the first day of each subsequent month. Unless otherwise agreed upon by the Administrative Agent and Lenders, no further loans will be made after March 31, 2014.

On April 11, 2014 an accredited investor, which is a shareholder purchased the Note and related collateral from Capital One and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements. As of May 21, 2014 these balances were past due.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement provides for 14% monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to Capital One on all other Company properties and assets. The covenants in the ICON Note are in all material respects the same as in the Capital One Credit Agreement. As of December 31, 2013, the Company was not in compliance of its debt covenants and accordingly classified the entire note balance as a current liability. In addition, on February 10, 2014 the Company received a notice of payment default for interest owed. ICON also reserved all of its rights and remedies under the ICON Credit Agreement and common law by virtue of the Credit Parties default on their obligations.

c.	The Company assumed two notes payable in connection with the acquisition of CTT. The notes relate to the CTT’s purchase of common stock shares from two former stockholders. The primary note payable in the original amount of $3,445,708 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $33,003 including interest, maturing December 1, 2018. The Company’s secondary note payable in the original amount of $219,555 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $2,488 including interest, maturing December 1, 2018. Both notes are subordinated to the Capital One and ICON notes. Payments of principal and interest have been suspended based upon defaults in the Capital One and ICON credit agreements. The suspension of the payments do not constitute a default in accordance with the subordinated agreement.

d.	The Company’s installment loan with principal balances of $221,000 for property and equipment used in the Company’s operations. At December 31, 2013, the loan matures in September 2017 with interest rates of 5.69% and monthly minimum payments of $5,377.

e.	The Company entered into a convertible note agreement with Asher Enterprises, Inc. in the amount of $153,500 with a stated interest rate of 8% per annum and effective interest rate of 70% per annum. The note, due in May 19, 2014, is convertible into shares of the Company’s common stock, at the discretion of the holder commencing 180 days following the date of the debenture at a conversion price per share equal to a discount of 35% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion date. The Company evaluated the note and determined that the conversion option does not constitute a derivative liability for financial reporting purposes. The beneficial conversion feature discount resulting from the conversion price of $0.34, below the market price on August 15, 2013 of $0.53, resulted in a discount of $72,235 of which $35,987 was amortized during the year ended December 31, 2013.

f.	On September 30, 2013 an accredited investor, which is a shareholder of the Company, advanced the Company funds for operations. Total principal advances under this facility totaled $1,596,000 as of December 31, 2013. These advances are due on demand with interest rate of 0%.

Future maturities of long-term debt as of December 31, 2013 are as follows:

Years Ending
December 31,
2014	$8,756,472
2015	418,928
2016	439,974
2017	450,650
2018	346,679
$10,412,703

8. EQUITY TRANSACTIONS:

a.	On September 2, 2011 Frontier entered into an Investment Agreement with LoneStar Income and Growth, LLC (LoneStar), a Texas limited liability company, an unrelated third party. The Investment Agreement provided that LoneStar would acquire up to 2,750,000 shares of Frontier’s 2011 Series A 8% Preferred Stock (the “Stock”) for the sum of $5,500,000 contingent upon Frontier using the proceeds of the Stock to acquire a majority 51% membership interest in Frontier Income and Growth, LLC, a saltwater transportation and disposal company. The attributes of the Stock allowed the holder to convert the preferred shares into two shares of Frontier’s common stock and a warrant for an additional share at an exercise price of $3.50 per share. LoneStar completed the purchase of $5,500,000 of the Stock and Frontier completed the acquisition of 51% of FIG in June 2012. Effective July 12, 2012, LoneStar elected to convert the Stock into 1,375,000 shares of the common stock and 2,750,000 warrants. The weighted average fair value for the warrants was estimated using the Black-Scholes option valuation model. The value of the warrants was calculated to be $4,065,385 that was recorded to paid-in capital. In connection with the conversion of the preferred stock into common stock on July 12, 2012, the Company agreed to pay LoneStar 8% interest on its investment from January 1, 2012 through June 30, 2012. The amount of interest was calculated to be $154,263 that is included in interest expense and accrued liabilities at December 31, 2012.

b.	As stated above, Frontier acquired a majority 51% membership interest in FIG, a saltwater transportation and disposal company. During the year ended December 31, 2013, the Company engaged in an exchange offering to acquire the remaining 1,122 membership interests in FIG. As of September 28, 2012 the Company successfully obtained all of the remaining membership interests and issued a total of 467,500 shares of its common stock valued at $5,610,000.

c.	On November 1, 2013 the Board of Directors voted for a four-to-one reverse split of the company’s common stock.

d.	During the year ended December 31, 2013, the Company issued 1,750,000 shares of cumulative convertible preferred stock and 3,500,000 warrants for $700,000. The preferred stock features a 7% cumulative dividend, payable quarterly, with payment at the option of the Company to be made in kind or in shares of common stock based on a per share valuation set at a 25% discount to the 5 day average closing bid price of the market price. The preferred stock features provide that one preferred stock can be converted into one and a half shares of common stock subject to approval of the Company’s Board of Directors. The warrant features provide that 2 warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share with a term of 12-24 months from the date of issuance. The weighted average fair value for the warrants was estimated using the Black-Scholes option valuation model. The value of the warrants was calculated to be $503,774 that was recorded to additional paid-in capital. The Black-Scholes option valuation model inputs used are as follows:

Average expected life in years	1
Average risk-free interest rate	4.00%
Average volatility	75%
Dividend yield	7%

9. STOCK BASED COMPENSATION:

Under the terms of the Company’s employment agreements with its officers, certain officers receive a grant of 25,000 shares of the Company’s common stock per quarter and a grant of 5,000 shares of the Company’s common stock times the number of years of completed service issued annually. In addition, certain officers receive options to purchase up to 15,000 of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option is up to two years from its date of issuance, at which time the option expires. Also, two officers who joined the Company in the first quarter of this year received a grant of certain restricted common stock shares as a sign-on bonus. The granted shares vest proportionally each quarter for the calendar year ended December 31, 2013.

Additionally, each Director, except for Mr. O’Donnell, is awarded 25,000 shares of the Company’s common stock per calendar quarter (issued at the beginning of each quarter).

Summary Stock Compensation Table

The following table sets forth the Company’s paid or accrued stock compensation expense to its officers, directors and employees.

				Securities
		Stock	Non-Vested	Underlying
	Stock	Options	Stock	Non-Vested
	Awards	Awards	Awards (1)	Stock (1)	Total

Year ended December 31, 2013	$1,664,163	$101,400	$641,500	605,000	$2,407,063

Year ended December 31, 2012	$1,055,663	$104,700	$255,000	300,000	$1,415,363

(1)	As of December 31, 2013, the Company’s unrecognized compensation expense related to the non-vested stock grants was $74,000. The Company also forfeited 100,000 shares of non-vested stock grants valued at $190,000 at the grant date.

The Company executed a contract on January 12, 2012 for consulting and marketing services. Under the terms of the contract a portion of the fees to be paid are in the form of the Company’s common stock. For the year ended December 31, 2012 the Company recorded professional fees of $46,000 with an offsetting credit to stockholders’ equity. The Company executed a contract on May 10, 2013 for consulting and marketing services. Under the terms of the contract a portion of the fees to be paid are in the form of the Company’s common stock. For the year ended December 31, 2013 the Company recorded professional fees of $201,475 with an offsetting credit to stockholders’ equity.

A summary of the status of the Company’s option grants as of December 31, 2013 and 2012 and the changes during the periods then ended is presented below:

			Weighted Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in Years)	Value
Outstanding December 31, 2011	—	$—	—	$—
Granted	150,000	1.54	1.64	231,600
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2012	150,000	1.54	0.64	231,600
Granted	150,000	1.62	1.57	242,850
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2013	300,000	$1.58	1.11	$474,450

The weighted average fair value at the grant date for options during the years ended December 31, 2013 and 2012 was estimated using the Black-Scholes option valuation model with the following inputs:

Average expected life in years	2
Average risk-free interest rate	2.00%
Average volatility	75%
Dividend yield	0%

Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as changes in historical volatility, capital structure, and its daily trading volumes.

In calculating the expected life of stock options, the Company determines the amount of time from grant date to contractual term date for vested options. In developing the expected life assumption, all amounts of time are weighted by the number of underlying options.

A summary of the status of the Company’s vested and non-vested option grants at December 31, 2013 and the weighted average grant date fair value is presented below:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Vested	300,000	$0.69	$206,100
Nonvested	—	—	—
Total	300,000	$0.69	$206,100

10. EMPLOYEE BENEFIT PLAN

CTT sponsors a 401(k) defined contribution plan covering substantially all employees. CTT is required and generally matches contributions up to a maximum of 4% of the participant’s earnings. The matching contributions for the year ended December 31, 2013 and 2012 were $45,853 and $28,380, respectively.

11. COMMITMENTS AND CONTINGENCIES:

a.	During the year ended December 31, 2012 a complaint was filed with the Texas Railroad Commission (RRC) regarding the operation of one of Trinity Disposal Wells, LLC’s wells in East Texas. The complaint requested that the RRC terminate the well injection permit on the basis that the Company violated the terms of the permit by failing to confine injection fluids to the permitted interval and that the escape of such fluids is causing waste and poses a threat to fresh water. The Company answered the complaint and presented expert testimony contradicting the claim. On May 24, 2013, the RRC dismissed the complaint and ruled in favor of the Company.

b.	The Company is obligated for $1,435,300 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each).The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one year renewal options. The monthly lease payment for the disposal well leases is $10,300.

The Company’s operating lease agreement, as amended as of March 6, 2014, expires May 31, 2014 and now requires a base monthly rent payment of $2,500 for its office space located in Dallas, Texas. In addition in consideration for deferment in rental payments the Company executed a $20,000 10% promissory note payable with the following terms: estimated minimum $5,000 per month due and payable on the first day of each month and the entire unpaid principal balance of the promissory note, plus all accrued but unpaid interest, if any, shall be due and payable on or before September 1, 2014. Rent expense for the twelve months ended December 31, 2013 and 2012 was $97,998 and $66,345, respectively. Following is a schedule of lease payments by year:

Years Ending December 31,	Disposal Well	Office Space
2014	$123,600	$37,535
2015	123,600	—
2016	123,600	—
2017	116,100	—
2018	105,600	—
Thereafter	842,800	—
	$1,435,300	$37,535

c.	A share based deferred consideration liability was recorded as part of the CTT purchase consideration based on the Stock Purchase Agreement dated June 29, 2012. The previous owner of CTT received $4,708,348 in consideration in the form of common shares with a right to receive additional common shares if the share price of the company falls below $4.00 per share at the end of the measurement period, which was January 25, 2014, as specified in the stock purchase agreement. The share based deferred consideration liability was settled on May 1, 2013 and the Company issued an additional 143,228 shares of common stock in full satisfaction of the Company’s liability. A total of 437,500 common shares were issued to settle the liability.

d.	An earnings based deferred consideration liability was recorded as part of the CTT purchase consideration based on the Stock Purchase Agreement dated June 29, 2012 which was amended on May 1, 2013. The previous owner of CTT was granted the right to receive additional consideration based on specified earnings targets at the end of the measurement period, which ends on June 30, 2014, as specified in the amended agreement dated May 1, 2013. Based on CTT’s earnings through December 31, 2013, the fair value of the earnings based contingent liability of $2,300,000 (recorded at the acquisition date) has changed as of December 31, 2013 and the additional consideration based upon specific earnings targets were not achieved and therefore the contingent liability of $2,300,000 has been cancelled and the gain was included in other income (expense) for the year ended December 31, 2013.

e.	On July 26, 2013, the Company entered into an employee termination agreement (the “Termination Agreement”) with the Company’s President and Chief Executive Officer, pursuant to which his employment with the Company terminated on July 26, 2013. Pursuant to the Termination Agreement, the Company is required to pay for a period of six months a gross monthly salary and consulting fee for a total of $12,500 per month and any accrued vacations In addition, the Company agreed to pay a structured success fee for the Company’s acquisitions that were originated by Mr. Burroughs.

f.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows

 12. DISCONTINUED OPERATIONS:

On July 24, 2013, the Company approved the plan to sell certain assets and to discontinue the operations of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations is June 1, 2013. The Company expects to sell all of its assets and winding down its operations in the next three months. During that period, FIG will continue to generate minimal activities related to its saltwater disposal operations.

The fixed assets of FIG are classified as assets held for sale in the consolidated balance sheets as of December 31, 2013 and 2012 in accordance with (ASC 205-20), Presentation of Financial Statements - Discontinued Operations. FIG’s net losses of $2,899,458 and $1,131,692 for the years ended December 31, 2013 and 2012 are included in discontinued operations.

During fiscal year 2013, the Company sold its rolling stock for proceeds of $1,295,000, resulting in a net gain of $151,891. The Company also sold one of the disposal wells for proceeds of $1,300,000, resulting in a net gain of $212,756.

The carrying amounts of the fixed assets, net of accumulated depreciation as of December 31, 2013 and 2012 were $1,946,743 and $6,596,110. In 2013, the Company determined that it would not be able to fully recover the carrying amount of its disposal wells from FIG. In accordance with the guidance for the impairment of long-lived assets, the Company recorded an impairment charge of $1.8 million in 2013 to adjust the carrying value of the asset to our estimate of its fair value. We estimated that fair value using the comparable sales method. The impairment charge impacted the loss from discontinued operations, net of income taxes line in our consolidated statement of operations. As of December 31, 2012 the Company had not identified any such impairment.

FIG’s revenue and net loss before income tax are summarized as follows:

	For The Years Ended
	December 31, 2013	December 31, 2012

Revenues	$4,742,263	$5,328,897

Net loss before income tax	$(2,899,458)	$(1,131,692)

Assets and liabilities classified as discontinued operations are as follows:

	December 31, 2013	December 31, 2012

Cash	$56,240	$7,256
Accounts receivable	69,819	1,027,527
Inventory, primarily parts	—	21,347
Prepaid expenses, primarily insurance	—	134,501
Deposits	10,620	25,960
Total assets	$136,679	$1,216,591

Current portion of long-term debt	$—	$84,668
Accounts payable	1,340,936	1,036,382
Accrued liabilities	134,807	119,673
Long-term debt, less current maturities	—	170,474
Total liabilities	$1,475,743	$1,411,197

13. INCOME TAXES:

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the twelve months ended December 31, 2013 due to the Company’s net operating loss carryforward from prior years.

The following table reconciles income tax expense and rate base on the statutory rate to the Company’s income tax expense.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	Percentage	Amount	Percentage
Computed “expected” income tax benefit	$(3,031,996)	35.00	$(2,360,796)	35.00
Increase (decrease) in income taxes resulting from:
Permanent differences	11,065	(0.13)	(142,395)	2.11
State taxes, net of Federal benefit	(25,273)	0.29	(12,389)	0.18
Changes in valuation allowance	3,118,413	(36.00)	2,550,978	(37.82)
Provision for federal and state income tax	$72,209	(0.84)	$35,398	(0.53)

Deferred Income Taxes

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	Years Ended
	Dec. 31, 2013	Dec. 31, 2012
Deferred tax assets (liabilities):
Net operating loss carryforward	$9,305,353	$6,256,589
Stock based compensation	72,135	36,645
Depreciation and amortization	(1,228,538)	(270,624)
Total deferred tax assets	8,148,950	6,022,610
Valuation allowance	(8,148,950)	(6,022,610)
Net deferred tax assets	$—	$—

At December 31, 2013 and 2012, we have net operating loss carryforwards of approximately $26.6 million and $15.2 million, respectively, remaining for federal income tax purposes. The change in the valuation allowance for the current year includes a revision of the prior year estimated net operating loss carryforward of $2.6 million. Net operating loss carryforwards may be used in future years to offset taxable income subject to compliance with Section 382 of the Internal Revenue Code. The federal net operating loss carryforwards will expire in 2018 through 2033.

14. SUBSEQUENT EVENTS

On February 11, 2014 we sold one of our disposal wells known as the Weiner Disposal Well located in Panola County Texas for the principal sum of $230,000. The proceeds of the sale were also used primarily to pay down secured debt.

On February 27, 2014 we sold 10 acres of vacant land located in Johnson County Texas for the principal sum of $125,000. The net proceeds of the sale were used to pay down secured debt.

On April 11, 2014, we refinanced the line of credit and the term loan from Capital One Bank, N.A with a shareholder who is an accredited investor. The terms of the new loan are the same as the previous credit agreement with Capital One Bank.

Item 9. Changes In and Disagreements with Accountants and Financial Disclosure.

NONE

Item 9A (T). Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this annual report on Form 10-K. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2013.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

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

Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. This information was important both for the controls evaluation generally and because item 5 in the Section 302 Certifications of the CEO and CFO requires that the CEO and CFO disclose that information to the Audit Committee of our Board and to our independent auditors and report on related matters in this section of the Report. In the professional auditing literature, “significant deficiencies” represent control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in the auditing literature as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, the company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.

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

NAME	AGE	POSITION
Donald Ray Lawhorne	70	Chief Executive Officer
Kenneth K. Conte	55	Chief Operating Officer and Chief Financial Officer
Dick O’Donnell	70	Executive Vice President, Director
John L. Stimpson	45	Director

DONALD RAY LAWHORNE is a Director and was named Chairman and Chief Executive Officer of Frontier Oilfield Services, Inc., effective July 29, 2013 and was previously President, CEO and Director of Pacesetter Management, Inc.; a Director of Orchard Holdings Group, LLC; Manager of Pacesetter Investment Partners, LLC, the general partner for Pacesetter Growth Fund, LP; and Manager of Pacesetter Associates LLC. Mr. Lawhorne has held the aforementioned positions since May 1997. Mr. Lawhorne was also President, CEO and Director of Alliance Enterprise, Inc. from March 1994 to February 2010. Mr. Lawhorne has an MBA from Pepperdine University and a BBA from Southern Methodist University.

KENNETH K. CONTE was named Vice President and Chief Financial Officer of Frontier Oilfield Services, Inc. effective January 1, 2012 and named Chief Operating Officer as of August 2013. From June 1, 2010 until November 2011 Conte served as Executive Vice President and CFO of NYTEX Energy Holdings, Inc. Dallas, TX. Prior to joining NYTEX and since December 2005, Conte served as Managing Director and Head of Mergers & Acquisitions for National Securities Corporation, formerly vFinance Investments, Inc., New York, NY. From September 2003 to December 2005, Conte served as CEO and CFO of Windsor Technology, LLC, Rochester, NY. From April 2001 to December 2005, Conte also served as Managing Partner of Argilus Investment Banking, Rochester, NY. Furthermore, from December 1998 to April 2001, Conte served as Senior Vice President — Investment Banking for McDonald Investments, Inc., in Cleveland, Ohio. Mr. Conte has also held management positions at the Corporate Banking and Finance Group for Key Bank in Rochester, at Shawmut’s LBO fund, and at The Chase Manhattan Bank.

Mr. Conte obtained his MBA in Finance at the William E. Simon Graduate School of Business Administration at the University of Rochester; and a BBA in Accounting from Niagara University.

BERNARD R. O’DONNELL is the Executive Vice President for our Company. Mr. O’Donnell began with the Company in April 2005. From April 2005 to December 31, 2010 Mr. O’Donnell was also the President and managing principal for Euro American Capital Corporation, a FINRA licensed broker dealer. He has over 35 years of diversified experience in financial sales, investment banking and brokerage operations. He has held series 7, 24, 63, and 66 securities licenses. Mr. O’Donnell has an MBA and a BS degree in Business and Industrial Management from San Jose State University.

John L. Stimpson is currently the President and owner in a number of enterprises including Gulf Trading, LLC an importer and exporter of forest products from 1998 to present and Point Logistics, LLC an asset based carrier and brokerage firm from 2005 to present. He is also currently a partner in Stimpson Properties, LLC a residential and commercial real estate management company, a position he began in 1998 and from 1996 to present he is owner/president of Pan American Mayal S.A. a real estate investment and development company located in Costa Rica. Mr. Stimpson has a Bachelor of Arts Degree from the University of Alabama.

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

Compensation Committee

We have a compensation committee of our Board of Directors that is headed by John Stimpson. The Board of Directors is authorized to create certain committees, including a compensation committee.

Compensation Committee Interlocks and Insider Participation

The compensation committee of our Board of Directors consists of the all members of the Board of Directors, John Stimpson, Don Lawhorne and Bernard O’Donnell, each participate in making compensation decisions. Bernard O’Donnell serves as an Executive Vice President in addition to serving as a director.

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

Donald Ray Lawhorne, Chief Executive Officer. Currently Mr. Lawhorne does not have an employment agreement with the Company. Mr. Lawhorne received stock based compensation only with his position as a board member. As of December 31, 2013, Mr. Lawhorne received 300,000 shares of common stock. The board elected to suspend all stock based compensation in 2014 as part of the Company’s cost cutting and restructuring measures.

Kenneth K. Conte, Chief Operating Officer and Chief Financial Officer. The Company executed an Employment Agreement with Mr. Conte on January 1, 2012. The stock-based compensation section of the Agreement is as follows:

1. Shares. The Executive will be entitled to the issuance of certain common stock of Frontier for services rendered. 100,000 shares of the Company’s common stock will be set aside for distribution to the Executive on a per annual basis (25,000 shares per quarter) beginning 90 days after Executive begins this employment agreement. (25,000 Frontier common shares to be issued each quarter). As of December 31, 2013, Mr. Conte received 100,000 shares of common stock. The board elected to suspend all stock based compensation in 2014 as part of the Company’s cost cutting and restructuring measures.

Bernard (“Dick”) O’Donnell, Executive Vice President. The Company executed an Employment Agreement with Mr. O’Donnell on December 1, 2011. The stock-based compensation section of the Agreement is as follows:

1. Shares. The Executive will be entitled to the issuance of certain common stock of Frontier for services rendered. Upon execution of this Agreement, 100,000 shares of the Company’s common stock will be set aside for distribution to the Executive on a per annual basis (25,000 shares per quarter) beginning 90 days after Executive begins this employment agreement. (25,000 Frontier common shares to be issued each quarter). As of December 31, 2013, Mr. O’Donnell received 300,000 shares of common stock. The board elected to suspend all stock based compensation in 2014 as part of the Company’s cost cutting and restructuring measures.

2. Stock Grant and Options. The Executive will receive, as part of his annual compensation for his services the following annual stock grant and options:

a) Grant: Executive shall annually receive 5,000 common shares of the Company’s common stock times his number of years completed service to the Corporation to a maximum of 100,000 shares. As of December 31, 2013, Mr. O’Donnell completed 8 years of service to the Company and received 40,000 shares of common stock. The board elected to suspend all stock based compensation in 2014 as part of the Company’s cost cutting and restructuring measures.

b) Option: Executive shall receive the right to purchase up to 15,000 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option will be up to two years from its date of issuance, at which time the option will expire. In the event of a change in ownership, all unexercised options will be accelerated to the current monthly period. As of December 31, 2013, Mr. O’Donnell received 60,000 options. The board elected to suspend all stock based compensation in 2014 as part of the Company’s cost cutting and restructuring measures.

Benefits. The Company offers life, disability, medical and dental benefits to its employees. In addition, CTT sponsors a 401(k) defined contribution plan covering substantially all of its employees. CTT is required and generally matches contributions up to a maximum of 4% of the participant’s contributions.

Summary Compensation Table

The following table sets forth the annual and log-term compensation with respect to the year ended December 31, 2013 paid or accrued by us on behalf of the executive officers named.

						Long Term Compensation
						Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards (1) ($)	Stock Awards (1) ($)	Restricted Stock Awards (1) ($)	Securities Underlying Restricted Stock (#)	Total ($)
Donald Ray Lawhorne,	2013	$44,167	$—		$215,250	$—	—	$259,417
Chief Executive Officer

Kenneth K. Conte	2013	$150,740	$17,200	$—	$161,750	$—	—	$329,690
Chief Operating Officer and Chief Financial Officer	2012	$120,000	$57,800	$—	$149,250	$255,000	300,000	$582,050

David York	2013	$170,865	$—	$40,500	$239,813	$—	—	$451,178
Director of Field Operation	2012	$42,716	$—	$24,900	$164,750	$—	—	$232,366

Dick O’Donnell,	2013	$107,917	$—	$40,500	$322,150	$—	—	$470,567
Executive Vice President & Director	2012	$150,000	$—	$39,900	$205,226	$—	—	$395,126

(1)	A description of the assumptions made in valuation of options and awards granted can be found in Note 9 to the Consolidated Financial Statements, which is deemed to be a part of this Item.
(2)	David York is no longer an officer of the Company effective May 1, 2014.

Option Grants

The following table sets forth the stock options granted to the named executive officers for the year ended December 31, 2013.

		Percent	Weighted
	Number of	of Total	Average
	Securities	Options	Market Price
	Underlying	Granted	on Date of
	Options	Employees	Issuance	Expiration
Name	Granted (#)	in Fiscal Yr.	($/Share)	Date
B. O’Donnell	60,000	40.00%	$1.62	(1)
D. York	60,000	40.00%	$1.62	(1) (2)

(1)	15,000 stock options per quarter which expire two years from the date of issuance.
(2)	David York is no longer an officer of the Company effective May 1, 2014.

Aggregated Option Exercises in This Year and Year-End Option Values

The following table sets forth the option exercises and year-end option values for the named executive officers.

			Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options at		Options at
	Acquired on	Value	Fiscal Year End		Fiscal Year End ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
B. O’Donnell	—	—	120,000	—	$120,600	—
D. York	—	—	90,000	—	$161,100	—

(1) Based on the closing price of our common stock on December 31, 2013 of $2.96 per share less the exercise price payable for those shares.

Employment Agreements

Donald Ray Lawhorne, Chief Executive Officer. Currently Mr. Lawhorne does not have an employment agreement with the Company.

Kenneth K. Conte, Chief Operating Officer and Chief Financial Officer. The Company amended Mr. Conte’s Employment Agreement on August 31 2013 unless otherwise terminated as provided for in the Agreement. Under the terms of the Agreement Mr. Conte is entitled to receive an initial annual base salary of $168,000 plus benefits enumerated therein unless otherwise altered by the Board with respect to all executives of the Company. Under the Agreement Mr. Conte is also entitled to certain stock-based compensation for services rendered as disclosed in the “Stock-Based Compensation” section above.

Bernard (“Dick”) O’Donnell, Executive Vice President. The Company amended Mr. O’Donnell’s Employment Agreement on January 1, 2013 unless otherwise terminated as provided for in the Agreement. Under the terms of the Agreement Mr. O’Donnell is entitled to receive an initial annual base salary of $60,000 plus benefits enumerated therein unless otherwise altered by the Board with respect to all executives of the Company. Under the Agreement Mr. O’Donnell is also entitled to certain stock-based compensation for services rendered as disclosed in the “Stock-Based Compensation” section above.

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

Compensation of Directors

Each Director receives $250 for each meeting of the Board. In addition to the foregoing, each Director is awarded 25,000 shares of the Company's common stock per calendar quarter (issued at the beginning of each quarter). The shareholders of the Company approved the election of the three directors on October 12, 2011. The sitting of the directors became effective 20 days after the mailing of the Information Statement to our shareholders, or on or about November 3, 2011. The board elected to suspend stock compensation as part of the Company’s cost cutting and restructuring measures.

Compensation Committee Report

Our Board of Directors reviewed and discussed the Compensation Discussion and Analysis with management and, based on such discussion, included the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2013 we had a total of 5,553,471 shares of our common stock outstanding. The following table sets forth the stock ownership of the officers, directors and shareholders then holding more than 5% of the common stock of Frontier Oilfield Services:

TITLE OF CLASS	NAME AND ADDRESS OF OWNER	AMOUNT OWNED	PERCENT OF CLASS
Common stock	Tim Burroughs (1)	660,318	11.89
	3209 Hillsdale Court
	Plano, TX 75093
Common stock	Tim Burroughs Family Tr (2)	125,000	2.25
	3209 Hillsdale Court
	Plano, TX 75093
Common stock	Marketing Research Group, Inc. (3)	2,003	0.04
	3209 Hillsdale Court
	Plano, TX 75093
Common stock	Petroleum Holdings, Inc. (3)	184	-
	3209 Hillsdale Court
	Plano, TX 75093
Common stock	American Eagle Services, Inc. (3)	129	-
	3209 Hillsdale Court
	Plano, TX 75093
Common stock	Gulftex Oil & Gas, LLC (4), (5)	84,154	1.52
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234
Common stock	David York (5)	577,060	10.39
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234
Common stock	David & Kelli York Joint Account	25	-
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234
Common stock	D. York FBO AV	5	-
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234
Common stock	Jimmy D. Coffman	437,500	7.88
	503 W. Sherman
	Chico, TX 76431
Common stock	Bernard O’Donnell	162,500	2.93
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234
Common stock	Bernard O’Donnell IRA	56,250	1.01
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234
Common stock	Kenneth K. Conte	97,750	1.76
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234
Common stock	Kyle Conte (6)	3,250	0.06
	226 South Eastate Drive
	Webster, NY 14580
Common stock	Karen S. Conte (6)	3,250	0.06
	226 South Eastate Drive
	Webster, NY 14580
Common stock	Cede & Co.	491,403	8.85
	P.O. Box 222
	New York, NY 10274
Common stock	Joan K. Conte (6)	13,750	0.25
	14 Park Road
	Pittsford, NY 14534
Common stock	Sherri Green (6)	3,750	0.07
	1350 Ramsday Drive
	Lucas, TX 75002
Common stock	Danielle N. Paniagua (6)	3,250	0.06
	447 Webster Avenue, Apt 3
	New Rochelle, NY 10801
Common stock	Donald Ray Lawhorne	100,000	1.80
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234
All Directors and Officers as a Group and Shareholders Owning More Than 5% of the Common Stock.		2,821,531	50.82

Item 13. Certain Relationships and Related Transactions and Director Independence.

John Stimpson is the only independent board member. Don Lawhorne is the Chief Executive Officer and one of the board member. Bernard O’Donnell is the Executive Vice President and one of the board member.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2013 and 2012 amounted to $137,800 and $52,100, respectively.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2013 and 2012 was $40,695 and $2,705

All Other Fees

No fees were billed by our auditors for products and services other than those described above under "Audit Fees" and "Tax Fees" for the year ended December 31, 2013 and 2012.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2013 and 2012
Consolidated Statements of Operations-
For The Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows-
For The Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes In Stockholders' Equity-
For The Years Ended December 31, 2013 and 2012
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
101.CAL XBRL Taxonomy Calculation Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase
101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the May 21, 2014.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Don Lawhorne
Don Lawhorne, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the May 21, 2014.

Signatures	Capacity

/s/ Don Lawhorne	Chief Executive Officer

/s/ Kenneth K. Conte	Chief Operating Officer and Chief Financial Officer

/s/ Bernard R. O’Donnell	Executive Vice President, Director

/s/ John L. Stimpson	Director

