Form 10-Q
period 2014-03-31
FRONTIER OILFIELD SERVICES INC
filed 2014-06-04
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

As of June 4, 2014 there were 5,894,986 shares of common stock, par value $0.01 per share, outstanding.

 FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$—	$52,120
Certificate of deposit	77,614	77,614
Accounts receivable, net of allowance of doubtful accounts of $33,321	1,503,347	1,536,084
Other receivable	287,076	287,076
Inventory, primarily parts	164,905	214,969
Prepaid expenses, primarily insurance	921,003	1,364,303
Current assets of discontinued operations	73,792	126,059
Deferred loan origination fees, current portion	289,194	289,194
Total current assets	3,316,931	3,947,419
Property and equipment:
Property and equipment, at cost	16,332,181	16,624,281
Less accumulated depreciation	(3,980,115)	(3,434,197)
Total property and equipment	12,352,066	13,190,084
Other assets:
Intangibles, net	3,389,778	3,491,472
Assets held for sale	1,704,965	1,946,743
Other assets of discontinued operations	10,493	10,620
Deferred loan fees, net of current portion	548,582	625,296
Deposits	13,417	13,417
Total other assets	5,667,235	6,087,548
Total Assets	$21,336,232	$23,225,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,778,256	$8,756,472
Bank overdraft	262,132	—
Accounts payable	3,015,072	3,397,230
Accrued liabilities	1,222,413	1,036,836
Financed insurance premiums payable	641,429	1,119,213
Current portion of loans from shareholder	—	1,596,000
Current liabilities of discontinued operations	1,383,263	1,475,743
Total current liabilities	14,302,565	17,381,494
Loans from shareholder, less current maturities	2,793,000	—
Long-term debt, less current maturities	1,432,235	1,656,231
Total Liabilities	18,527,800	19,037,725
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock- $.01 par value; authorized 10,000,000; 1,750,000 issued or outstanding	17,500	17,500
Common stock- $.01 par value; authorized 100,000,000 shares; 5,894,986 shares issued and outstanding at March 31, 2014 5,553,157 shares issued and outstanding at December 31, 2013	58,950	55,531
Additional paid-in capital	31,709,342	31,659,261
Prepaid stock compensation	(37,000)	(74,000)
Accumulated deficit	(28,940,360)	(27,470,966)
Total stockholders’ equity	2,808,432	4,187,326
Total Liabilities and Stockholders’ Equity	$21,336,232	$23,225,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Revenues, net of discounts	$4,869,012	$9,099,919
Costs and expenses:
Direct operating costs	3,977,597	6,567,270
Indirect operating costs	836,682	1,471,171
General and administrative	513,244	1,871,168
Depreciation and amortization	711,614	717,459
Total costs and expenses	6,039,137	10,627,068
Operating loss	(1,170,125)	(1,527,149)
Other (income) expense:
Interest expense	205,385	351,524
(Gain) loss on disposal of property and equipment	(48,499)	8,660
Loss on extinguishment of debt	4,453	—
Loss before provision for income taxes	(1,331,464)	(1,887,333)
Provision for state income taxes	46,564	—
Loss from continuing operations	(1,378,028)	(1,887,333)
Loss from discontinued operations, net of income taxes	(91,366)	(594,452)
Net loss attributable to Frontier Oilfield Services, Inc.	$(1,469,394)	$(2,481,785)

Net loss per common share - basic and diluted:
Continuing operations	$(0.25)	$(0.37)
Discontinued operations	(0.01)	(0.12)
Total	$(0.26)	$(0.49)

Weighted Average Common Shares Outstanding:
Basic and Diluted	5,608,303	5,042,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows From Operating Activities:
Net loss	$(1,469,394)	$(2,481,785)
Less: Loss from discontinued operations, net of income taxes	(91,366)	(594,452)
Loss from continuing operations, net of taxes	(1,378,028)	(1,887,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	711,614	717,459
Issuance of common stock for services	37,000	1,049,136
Loss on extinguishment of debt	4,453	—
Allocated and direct expenses to affiliates	—	—
(Gain) loss on disposal of property and equipment	(48,499)	8,660
Amortization of deferred loan fees	76,714	88,491
Changes in operating assets and liabilities other than advances from affiliates:
Decrease (increase) in operating assets:
Accounts receivable	32,737	403,206
Deposits & other	—	(5,000)
Inventory, primarily parts	50,064	8,219
Prepaid expenses, primarily insurance	443,300	386,530
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(196,581)	484,946
Financed insurance premiums payable	(477,784)	(474,546)
Net cash provided by (used in) operating activities of continuing operations	(745,010)	779,768
Net cash used in operating activities of discontinued operations	(43,649)	(162,277)
Net cash provided by (used in) operating activities	(788,659)	617,491

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(571,048)
Proceeds from sale property and equipment	164,473	47,673
Escrow liability	—	(378,272)
Net cash provided by (used in) investing activities of continuing operations	164,473	(901,647)
Net cash used in investing activities of discontinued operations	—	(31,721)
Net cash provided by (used in) investing activities	164,473	(933,368)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows From Financing Activities:
Loans from shareholder	1,197,000	—
Net change in line of credit	(887,066)	45,624
Payments on notes payable	—	(383,724)
Payments from restricted cash account	—	378,272
Common stock sales	—	399,393
Increase in bank overdraft	262,132	—
Net cash provided by financing activities of continuing operations	572,066	439,565
Net cash used in financing activities of discontinued operations	—	(14,111)
Net cash provided by financing activities	572,066	425,454

Net increase (decrease) in cash	(52,120)	109,577
Cash at beginning of period	52,120	60,568
Cash at end of period	$—	$170,145

Supplemental Cash Flow Disclosures
Interest paid	$97,291	$253,549

Supplemental Schedule of Non-Cash Investing and Financing Activities
Convertible notes conversion	$53,500	$—
Proceeds from sale of properties to pay term note and vendors	$308,870	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

1.	BASIS OF PRESENTATION:

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 (including the notes thereto) set forth in Form 10-K.

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

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues sufficient to meet its operating expenses.  The Company’s continuation as a going concern is dependent upon management’s ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business.

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

Fair Value Measurements

The ASC Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended March 31, 2014 and 2013.

Earnings Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are 300,000 stock options and 3,500,000 warrants outstanding that could potentially have a dilutive effect to the EPS

Reverse Stock Split

On November 1, 2013 the Company affected a four-to-one reverse stock split. All information in these condensed financial statements relating to the number of shares, price per share and per share amounts gives retroactive effect to the four-to-one reverse stock split of our capital stock.

Property and Equipment

During the year ended March 31, 2014, the Company disposed of property and equipment with a cost of $292,000 and accumulated depreciation of $64,000. The Company received total proceeds of approximately $276,000 of which approximately $112,000 was paid directly to the lender and recognized a gain of $48,499 in the accompanying consolidated statements of operations. During the year ended March 31, 2013, the Company disposed of property and equipment with a cost of $65,000 and accumulated depreciation of $8,667. The Company received total proceeds of approximately $48,000 and recognized a loss of $8,660 in the accompanying consolidated statements of operations.

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

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed. The 2013 comparative information is retrospectively adjusted to increase depreciation expense of $146,557 and a decrease in gain on disposal of equipment of $56,333.

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

5.	INTANGIBLE ASSETS:

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

The intangible assets, net of amortization as of March 31, 2014 were as follows:

	March 31, 2014
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible assets:
Disposal well permits	$2,093,867	$(348,978)	$1,744,889	10 years
Customer relationships	1,973,867	(328,978)	1,644,889	10 years
	$4,067,734	$(677,956)	$3,389,778

Future amortization expense for definite-life intangible assets as of March 31, 2014 is as follows:

Periods Ending March 31,
2015	$406,776
2016	406,776
2017	406,776
2018	406,776
2019	406,776
Thereafter	1,355,898
$3,389,778

6.	STOCK BASED COMPENSATION:

Under the terms of the Company’s employment agreements with its officers, certain officers receive a grant of 25,000 shares of the Company’s common stock per quarter and a grant of 5,000 shares of the Company’s common stock times the number of years of completed service issued annually. In addition, certain officers receive options to purchase up to 15,000 of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option is up to two years from its date of issuance, at which time the option expires. The granted shares vest proportionally each quarter for the calendar year ended December 31, 2014.

The board, with mutual agreement from the officers of the Company, elected to suspend all stock based compensation in 2014 as part of the Company’s cost cutting and restructuring measures.

Summary Stock Compensation Table

The following table sets forth the Company’s paid or accrued stock compensation expense to its officers, directors and employees.

				Securities
		Stock	Non-Vested	Underlying
	Stock	Options	Stock	Non-Vested
	Awards	Awards	Awards (1)	Stock (1)	Total

Three months ended March 31, 2014	$—	$—	$37,000	—	$37,000

Three months ended March 31, 2013	$838,086	$42,300	$168,750	300,000	$1,049,136

(1) As of March 31, 2014, the Company’s unrecognized compensation expense related to the nonvested stock grants was $37,000.

A summary of the status of the Company’s option grants as of March 31, 2014 and December 31, 2013 and the changes during the periods then ended is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in Years)	Value
Outstanding December 31, 2013	300,000	$1.58	1.11	$474,450
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(30,000)	0.70	—	—
Outstanding March 31, 2014	270,000	$1.68	0.96	$453,450

The weighted average fair value at the grant date for options issued during the three months ended March 31, 2014 was estimated using the Black-Scholes option valuation model with the following inputs:

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

A summary of the status of the Company’s vested and non-vested option grants at March 31, 2014 and the weighted average grant date fair value is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Grant Date Fair Value
Vested	270,000	$0.71	$192,000
Nonvested	—	—	—
Total	270,000	$0.71	$192,000

7.	BORROWINGS:

Borrowings as of March 31, 2014 were as follows:

March 31,
2014

Revolving credit facility and term loan (a)	$2,772,969
ICON term note (b)	4,064,018
Loans from shareholder (f)	2,793,000
Notes payable (c)	2,082,407
Installment notes (d)	199,421
Convertible note (e)	91,676
Total borrowings	$12,003,491

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

On April 11, 2014 an accredited investor, who is also a shareholder and affiliate of the Company purchased the Capital One Note from Capital One and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements including Capital One’s security interest on the Company’s assets. As of June 1, 2014, these balances are past due.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement provides for a 14% annual interest rate and monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to Capital One on all other Company properties and assets. The covenants in the ICON Note are in all material respects the same as in the Capital One Credit Agreement. As of March 31, 2014, the Company was not in compliance of its debt covenants and accordingly classified the entire note balance as a current liability. In addition, on February 10, 2014 the Company received a notice of payment default for interest owed. ICON also reserved all of its rights and remedies under the ICON Credit Agreement and common law by virtue of the Credit Parties default on their obligations.

c.	The Company assumed two notes payable in connection with the acquisition of CTT. The notes relate to CTT’s purchase of common stock shares from two former stockholders. The primary note payable in the original amount of $3,445,708 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $33,003 including interest, maturing December 1, 2018. The Company’s secondary note payable in the original amount of $219,555 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $2,488 including interest, maturing December 1, 2018. Both notes are subordinated to the Capital One and ICON notes. Payments of principal and interest have been suspended based upon defaults in the Capital One and ICON credit agreements. The suspension of the payments does not constitute a default in accordance with the subordinated agreement.

d.	The Company’s installment loan with principal balances of approximately $199,000 for property and equipment used in the Company’s operations. At March 31, 2014, the loan matures in September 2017 with interest rates of 5.69% and monthly minimum payments of $5,377.

e.	The Company entered into a convertible note agreement with Asher Enterprises, Inc. in the amount of $153,500 with a stated interest rate of 8% per annum and effective interest rate of 70% per annum. The note, due in May 19, 2014, is convertible into shares of the Company’s common stock, at the discretion of the holder commencing 180 days following the date of the debenture at a conversion price per share equal to a discount of 35% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion date. The Company evaluated the note and determined that the conversion option does not constitute a derivative liability for financial reporting purposes. The beneficial conversion feature discount resulting from the conversion price of $0.34, below the market price on August 15, 2013 of $0.53, resulted in a discount of $72,235 of which $23,470 was amortized during the period ended March 31, 2014. In 2014, the Company issued 341,372 shares to Asher Enterprises, Inc. in partial payment of the convertible note. This conversion resulted in a principal reduction of $53,500 in convertible note balance of the Company. The conversion resulted in loss on extinguishment of debt of $4,453.

f.	On September 30, 2013 an accredited investor, which is a shareholder of the Company, advanced the Company funds for operations. Total principal advances under this facility totaled $2,706,000 as of March 31, 2014. These advances are due on demand with interest rate of 0%. On May 27, 2014 in consideration of these advances the Company issued a note in the principal amount of $2,783,484 with interest at 9% for a term of 18 months.

g.	On March 21, 2014 another accredited investor, which is a shareholder of the Company loaned the Company in the amount of $87,000. The loan has an interest rate of 7% with payment term as follows:

1.	$5,000 by March 25, 2014 plus accrued interest
2.	$32,000 by March 28, 2014 plus accrued interest
3.	$12,500 by April 10, 2014 plus accrued interest
4.	$12,500 by May 10, 2014 plus accrued interest
5.	$25,000 on and before the sale of the next Trinity Disposal Well plus accrued interest

9.	COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated for $1,435,300 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each).The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one year renewal options. The monthly lease payment for the disposal well leases is $10,300.

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

b.	On July 26, 2013, the Company entered into an employee termination agreement (the “Termination Agreement”) with the Company’s President and Chief Executive Officer, pursuant to which his employment with the Company terminated on July 26, 2013. Pursuant to the Termination Agreement, the Company is required to pay for a period of six months a gross monthly salary and consulting fee for a total of $12,500 per month and any accrued vacations In addition, the Company agreed to pay a structured success fee for any future acquisitions by the Company that were originated by Mr. Burroughs.

c.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

10.	EQUITY TRANSACTIONS:

a.	During the year ended December 31, 2013, the Company issued 1,750,000 shares of cumulative convertible preferred stock and 3,500,000 warrants for $700,000. The preferred stock features a 7% cumulative dividend, payable quarterly, with payment at the option of the Company to be made in kind or in shares of common stock based on a per share valuation set at a 25% discount to the 5 day average closing bid price of the market price. The amount of dividend in arrears was $37,026. The warrant features provide that 2 warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share with a term of 12-24 months from the date of issuance. The weighted average fair value for the warrants was estimated using the Black-Scholes option valuation model. The value of the warrants was calculated to be $503,774 that was recorded to additional paid-in capital. The Black-Scholes option valuation model inputs used are as follows:

Average expected life in years	1
Average risk-free interest rate	4.00%
Average volatility	75%
Dividend yield	7%

b.	On February 24, 2014 and March 21, 2014, the Company issued a total of 341,372 shares to Asher Enterprises, Inc. in partial payment of the convertible note. This conversion resulted in a principal reduction of $53,500 in convertible note balance of the Company. The conversion resulted in loss on extinguishment of debt of $4,453.

11.	DISCONTINUED OPERATIONS:

On July 24, 2013, the Company approved the plan to sell certain assets and to discontinue the operations of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations was June 1, 2013. The Company expects to sell all of FIG’s assets and winding down its operations in the next three months. During that period, FIG will continue to generate minimal activities related to its salt-water disposal operations.

The fixed assets of FIG are classified as assets held for sale in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 in accordance with (ASC 205-20), Presentation of Financial Statements - Discontinued Operations. FIG’s net losses of $91,366 and $594,452 for the three months ended March 31, 2014 and 2013, are included in discontinued operations.

During three months ended March 31, 2014, the Company sold a disposal well of FIG for proceeds of $230,000 of which approximately $197,000 were paid directly to the Company’s lender at closing, resulting in a net loss of $45,032 which is included in discontinued operations for the period ended March 31, 2014. The proceeds paid directly to the Company’s lenders were included as a non-cash financing activity in the accompanying consolidated statement of cash flows.

FIG’s revenue and net loss before income tax are summarized as follows:

	For The Three Months Ended
	March 31, 2014	March 31, 2013

Revenues	$57,017	$1,891,865

Loss from discontinued operations, net of income taxes	$(91,366)	$(594,452)

Assets and liabilities classified as discontinued operations are as follows:

	March 31, 2014	December 31, 2013

Cash	$1,107	$56,240
Accounts receivable	72,685	69,819
Inventory, primarily parts	—	—
Prepaid expenses, primarily insurance	—	—
Deposits	10,493	10,620
Total assets	$84,285	$136,679

Current portion of long-term debt	$—	$—
Accounts payable	1,272,406	1,340,936
Accrued liabilities	110,857	134,807
Long-term debt, less current maturities	—	—
Total liabilities	$1,383,263	$1,475,743

12.	SUBSEQUENT EVENT:

Subsequent to March 31, 2014, the Company issued 1,100,000 shares of cumulative convertible preferred stock and 2,200,000 warrants for $440,000. The preferred stock features a 7% cumulative dividend, payable quarterly, with payment at the option of the Company to be made in kind or in shares of common stock based on a per share valuation set at a 25% discount to the 5 day average closing bid price of the market price. The warrant features provide that 2 warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share which expires on September 20, 2014.

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

DESCRIPTION OF PROPERTIES

Our principal executive offices are located in an office building located at 3030 LBJ Freeway, Dallas, Texas, 75234. The lease on the office space runs through May 31, 2014 with the option to renew the lease for an additional five years. The average base lease payment over the remaining term of the lease is $2,500 per month.

The Company owns 7.055 acres in Chico, Texas on which it has 5 buildings used for its water disposal operations in that area. The Company also owns 7.49 acres in Harrison County, Texas on which three of its disposal wells are located along with a small manufactured office and repair shop. In addition, the Company is obligated under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with no option to renew. The monthly lease payment for the disposal well leases is $10,300.

SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included on Form 10-K for the year ended December 31, 2013 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2014 we reported a net loss from continuing operations of $1,378,028 as compared to a net loss from continuing operations of $1,887,333 for the quarter ended March 31, 2013. The components of these results are explained below.

Revenue- Revenues by subsidiaries are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013

Chico Coffman Tank Trucks, Inc. (“CTT”)	$4,868,867	$9,099,919

Frontier Oilfield Services, Inc. (“FOSI”)	145	—

Total revenue	$4,869,012	$9,099,919

The decrease in net revenue for the three months is attributable to a reduced number of loads transported resulting in management’s decision to change direction with its customers by focusing only on customers where the majority of the loads will be disposed of in Company owned wells as opposed to third party wells where either the Company has to pay to dispose in these types of facilities and/or the Company does not benefit from skim oil that is collected to sell.

Expenses- The components of our costs and expenses for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31, 2014
	CTT	FOSI	Total
Costs and expenses:
Direct costs	$3,977,597	$—	$3,977,597
Indirect costs	836,682	—	836,682
General and administrative	—	513,244	513,244
Depreciation and amortization	706,377	5,237	711,614

Total costs and expenses	$5,520,656	$518,481	$6,039,137

	Three Months Ended March 31, 2013
	CTT	FOSI	Total
Costs and expenses:
Direct costs	$6,567,270	$—	$6,567,270
Indirect costs	1,471,171	—	1,471,171
General and administrative	—	1,871,168	1,871,168
Depreciation and amortization	714,503	2,956	717,459

Total costs and expenses	$8,752,944	$1,874,124	$10,627,068

The decrease in direct costs for the three months is attributable to the overall reduction in salaries and other variable expenses including fuel and repairs and maintenance as a result of the planned volume decreases with specific customers.

The decrease in indirect costs for the three months is the result of overall reduction of administrative salaries positions combined with tighter expense controls.

The decrease in general and administrative costs for the three months for FOSI were specifically related to acquisition costs that have been eliminated as a result of management’s focus internally on operations and customer relationships. In addition, management reduced professional fees to $242,000 for the three months ended March 31, 2014 compared to $360,000 for the three months ended March 31, 2013. In addition stock compensation was $37,000 for the three months ended March 31, 2014 compared to $1,049,000 for the three months ended March 31, 2013.

Other (Income) Expenses- The components of our costs and expenses for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013

Interest expense	$205,385	$351,524

(Gain) loss on disposal of property and equipment	(48,499)	8,660

Loss on extinguishment of debt	4,453	—

Total other (income) expenses	$161,339	$360,184

The decrease in interest expense is attributable to the decreasing principal balance of the Capital One and ICON Notes. Due to our non-compliance with the debt covenants, we paid the higher default interest rate for the Capital One and ICON notes.

We have not recorded any federal income taxes for the three months ended March 31, 2014 and 2013 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit. In addition we have $46,564 in provision for state income taxes.

Net loss – The components of our net loss by subsidiary are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013

Chico Coffman Tank Trucks, Inc. (“CTT”)	$(649,863)	$317,345

Frontier Income and Growth, LLC. and its subsidiaries, Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. (“FIG”)	(91,366)	(594,452)

Frontier Oilfield Services, Inc. (“FOSI”)	(728,165)	(2,204,678)

Total net loss	$(1,469,394)	$(2,481,785)

Discontinued operations - On July 24, 2013, management and the Board of Directors of the Company elected to discontinue the operations and sell the fixed assets of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations was June 1, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of March 31, 2014 we had total current assets of $3.3 million. Our total current liabilities as of March 31, 2014 were $14.3 million. Thus, we had a working capital deficit of $11 million as of March 31, 2014.

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

Our ability to secure additional capital through business alliances with third parties or other debt or equity financing arrangements which will allow the Company to further operate in the water disposal segment of the oilfield services industry is strictly contingent upon our ability to locate adequate debt or equity financing There can be no assurance that we will be able to obtain debt or equity financing at terms that are acceptable to us.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Net cash provided by (used in) operating activities of continuing operations	$(745,010)	$779,768
Net cash used in operating activities of discontinued operations	(43,649)	(162,277)
Net cash provided by (used in) operating activities	(788,659)	617,491

Net cash provided by (used in) investing activities of continuing operations	164,473	(901,647)
Net cash used in investing activities of discontinued operations	—	(31,721)
Net cash provided by (used in) investing activities	164,473	(933,368)

Net cash provided by financing activities of continuing operations	572,066	439,565
Net cash used in financing activities of discontinued operations	—	(14,111)
Net cash provided by financing activities	572,066	425,454

Net increase (decrease) in cash	$(52,120)	$109,577

As of March 31, 2014, we had approximately $262,000 in cash deficit, a decrease of approximately $314,000 from December 31, 2013 due to our negative cash flow from operations. This was offset by cash flows from investing and financing activities.

Net cash used in operating activities was approximately $789,000 for the three months ended March 31, 2014, consisted of approximately $745,000 of net cash used for operating activities in addition to approximately $44,000 net cash used in operating activities of discontinued operations. Net cash provided by operating activities was approximately $617,000 for the three months ended March 31, 2013, consisted of approximately $780,000 of net cash provided by operating activities offset by approximately $162,000 net cash used in operating activities of discontinued operations.

Net cash provided by investing activities was approximately $164,000 for the three months ended March 31, 2014 related to proceeds for certain asset sales. Net cash used in investing activities was approximately $933,000 for the three months ended March 31, 2013 which consisted of approximately $32,000 net cash used by investing activities of discontinued operations, approximately $378,000 related to release of the escrow funds related to the CTT purchase, and approximately $571,000 used for capital expenditures.

Net cash provided by financing activities was approximately $572,000 for the three months ended March 31, 2014 which consisted of approximately $1.2 million cash received from borrowings and approximately $887,000 in debt repayments, in which none was related to discontinued operations. Net cash provided by financing activities was approximately $425,000 for the three months ended March 31, 2013 which consisted of approximately $399,000 cash received from common stock sales, approximately $378,000 for the escrow funds release to the CTT purchase and approximately $384,000 in debt repayments offset by approximately $14,000 net cash used in financing activities of discontinued operations.

The oil and gas industry is subject to various trends including the availability of capital for drilling new wells, prices received for crude oil and natural gas, sources of crude oil outside our area of operations, interest rates, and the overall health of the economy. We are not aware of any specific trends that are unusual to our Company, as compared to the rest of the oil and gas industry.

Capital Expenditures

Capital expenditures for three months ended March 31, 2013 of $571,000, were mainly related to the improvements of our disposal wells. We currently are not anticipating any major expenditure for the remainder of 2014.

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

On April 11, 2014 an accredited investor, who is also a shareholder and affiliate of the Company purchased the Capital One Note from Capital One and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements including Capital One’s security interest on the Company’s assets. As of June 1, 2014, these balances are past due.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement provides for a 14% annual interest rate and monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to Capital One on all other Company properties and assets. The covenants in the ICON Note are in all material respects the same as in the Capital One Credit Agreement. As of March 31, 2014, the Company was not in compliance of its debt covenants and accordingly classified the entire note balance as a current liability. In addition, on February 10, 2014 the Company received a notice of payment default for interest owed. ICON also reserved all of its rights and remedies under the ICON Credit Agreement and common law by virtue of the Credit Parties default on their obligations.

Outlook

In response to the recent losses, the Company is reviewing various aspects of its operations to reduce costs. In connection with its review, the Company has elected to discontinue the operations of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The discontinuation may include the sale of additional non-core assets of Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC, but there can be no assurance that we will receive sufficient value in any sale to cover our losses or that if we cease operations in any service area that the assets will be profitably employed elsewhere.

Due to our recent losses we are attempting to obtain additional equity and debt financing to increase our available cash so that we are able to reduce our accounts payable and our outstanding indebtedness. There can be no assurance that we will be able to obtain the additional equity or debt financing at terms that are acceptable to us. The oil and gas industry which the Company tracks closely is subject to various trends including the availability of capital for drilling new wells, prices received for crude oil and natural gas, sources of crude oil outside our area of operations, interest rates, and the overall health of the economy. We are not aware of any specific trends that are unusual to our Company, as compared to the rest of the oil and gas industry.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of March 31, 2014.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to March 31, 2014, the Company issued 1,100,000 shares of cumulative convertible preferred stock and 2,200,000 warrants for $440,000. The preferred stock features a 7% cumulative dividend, payable quarterly, with payment at the option of the Company to be made in kind or in shares of common stock based on a per share valuation set at a 25% discount to the 5 day average closing bid price of the market price. The warrant features provide that 2 warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share which expires on September 20, 2014.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a)	EXHIBITS:

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the June 4, 2014

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne, Chief Executive Officer

