Form 10-Q
period 2014-06-30
FRONTIER OILFIELD SERVICES INC
filed 2014-08-14
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:             to

Commission File Number: 0-30746

FRONTIER OILFIELD SERVICES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2592165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

503 W. Sherman Street, Chico, Texas	76431
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2014 there were 5,894,986 shares of common stock, par value $0.01 per share, outstanding.

 FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$229,314	$52,120
Certificate of deposit	77,614	77,614
Accounts receivable, net of allowance of doubtful accounts of $33,321	874,358	1,536,084
Other receivable	—	287,076
Inventory, primarily parts	164,905	214,969
Prepaid expenses, primarily insurance	468,834	1,364,303
Current assets of discontinued operations	110,506	126,059
Deferred loan origination fees, current portion	289,194	289,194
Total current assets	2,214,725	3,947,419
Property and equipment:
Property and equipment, at cost	16,138,621	16,624,281
Less accumulated depreciation	(4,421,897)	(3,434,197)
Total property and equipment	11,716,724	13,190,084
Other assets:
Intangibles, net	3,288,084	3,491,472
Assets held for sale	1,704,965	1,946,743
Other assets of discontinued operations	10,493	10,620
Deferred loan fees, net of current portion	474,811	625,296
Deposits	13,417	13,417
Total other assets	5,491,770	6,087,548
Total Assets	$19,423,219	$23,225,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,472,046	$8,756,472
Accounts payable	2,960,536	3,397,230
Accrued liabilities	830,790	1,036,836
Financed insurance premiums payable	—	1,119,213
Current portion of loans from shareholder	—	1,596,000
Current liabilities of discontinued operations	1,344,367	1,475,743
Total current liabilities	12,607,739	17,381,494
Loans from shareholder, less current maturities	2,845,484	—
Long-term debt, less current maturities	1,531,693	1,656,231
Total Liabilities	16,984,916	19,037,725
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock- $.01 par value; authorized 10,000,000; 2,850,000 issued and outstanding as of June 30, 2014 1,750,000 issued and outstanding as of December 31, 2013	28,500	17,500
Common stock- $.01 par value; authorized 100,000,000 shares;
5,894,986 shares issued and outstanding at June 30, 2014
5,553,157 shares issued and outstanding at December 31, 2013	58,950	55,531
Additional paid-in capital	32,138,342	31,659,261
Prepaid stock compensation	—	(74,000)
Accumulated deficit	(29,787,489)	(27,470,966)
Total stockholders' equity	2,438,303	4,187,326
Total Liabilities and Stockholders' Equity	$19,423,219	$23,225,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues, net of discounts	$4,219,213	$8,363,030	$9,088,225	$17,462,949
Costs and expenses:
Direct operating costs	2,744,112	6,080,265	6,721,709	12,647,535
Indirect operating costs	1,254,216	1,425,811	2,090,898	2,896,982
General and administrative	407,248	1,828,565	920,492	3,699,733
Depreciation and amortization	608,605	647,420	1,320,219	1,364,879
Total costs and expenses	5,014,181	9,982,061	11,053,318	20,609,129
Operating loss	(794,968)	(1,619,031)	(1,965,093)	(3,146,180)
Other (income) expense:
Interest expense	95,483	493,543	300,868	845,067
(Gain) loss on disposal of property and equipment	26,100	(64,516)	(22,399)	(55,856)
Loss on extinguishment of debt	—	—	4,453	—
Loss before provision for income taxes	(916,551)	(2,048,058)	(2,248,015)	(3,935,391)
Provision for state income taxes	30,000	—	76,564	—
Loss from continuing operations	(946,551)	(2,048,058)	(2,324,579)	(3,935,391)
Income (loss) from discontinued operations, net of income taxes	105,204	(396,857)	13,838	(991,309)
Net loss	$(841,347)	$(2,444,915)	$(2,310,741)	$(4,926,700)

Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.16)	$(0.39)	$(0.40)	$(0.78)
Discontinued operations	0.02	(0.08)	—	(0.20)
Total	$(0.14)	$(0.47)	$(0.40)	$(0.97)

Weighted Average Common Shares Outstanding:
Basic and Diluted	5,894,986	5,203,553	5,752,436	5,073,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Net loss	$(2,310,741)	$(4,926,700)
Less: Income (loss) from discontinued operations, net of income taxes	13,838	(991,309)
Loss from continuing operations, net of taxes	(2,324,579)	(3,935,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,320,219	1,364,878
Issuance of common stock for services	74,000	1,723,088
Loss on extinguishment of debt	4,453	—
Direct payment of expenses by shareholder in exchange of preferred stock	223,743	—
Gain on disposal of property and equipment	(22,399)	(55,856)
Amortization of deferred loan fees	150,485	174,036
Changes in operating assets and liabilities other than advances from affiliates:
Decrease (increase) in operating assets:
Accounts receivable	948,802	755,543
Deposits & other	—	1,475
Inventory, primarily parts	50,064	53,297
Prepaid expenses, primarily insurance	895,469	896,766
Increase (decrease) in operating liabilities:
Accounts payable	(436,694)	326,398
Other current liabilities	(211,828)	—
Financed insurance premiums payable	(1,119,213)	(820,499)
Net cash provided by (used in) operating activities of continuing operations	(447,478)	483,735
Net cash provided by (used in) operating activities of discontinued operations	(14,055)	547,363
Net cash provided by (used in) operating activities	(461,533)	1,031,098

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(517,962)
Proceeds from sale property and equipment	266,804	126,981
Escrow liability	—	(619,922)
Net cash provided by (used in) investing activities of continuing operations	266,804	(1,010,903)
Net cash provided by investing activities of discontinued operations	—	5,707
Net cash provided by (used in) investing activities	266,804	(1,005,196)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows From Financing Activities:
Proceeds from preferred stock subscriptions	$216,257	$—
Loans from shareholder	1,249,484	—
Net change in line of credit	(1,093,818)	45,624
Payments on notes payable	—	(1,131,442)
Payments from restricted cash account	—	619,922
Common stock sales	—	400,393
Net cash provided by (used in) financing activities of continuing operations	371,923	(65,503)
Net cash used in financing activities of discontinued operations	—	(28,223)
Net cash provided by (used in) financing activities	371,923	(93,726)

Net increase (decrease) in cash	177,194	(67,824)
Cash at beginning of period	52,120	67,824
Cash at end of period	$229,314	$—

Supplemental Cash Flow Disclosures
Interest paid	$110,678	$673,939

Supplemental Schedule of Non-Cash Investing and Financing Activities
Convertible notes conversion	$53,500	$—
Proceeds from sale of properties to pay term note and vendors	$308,870	$—
Settlement of deferred consideration payable for acquisition of CTT	$—	$4,708,348
Accrued dividends payable	$5,782	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

1.	BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by Frontier Oilfield Services, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 (including the notes thereto) set forth in Form 10-K.

2.	BUSINESS ACTIVITIES:

Frontier Oilfield Services, Inc. a Texas corporation (and collectively with its subsidiaries, “we”, “our”, “Frontier”, “FOSI”, or the “Company”), was organized on March 24, 1995. The accompanying condensed consolidated financial statements include the accounts of the Company and Frontier Acquisition I, Inc., and its subsidiary Chico Coffman Tank Trucks, Inc. (CTT) and its subsidiary Coffman Disposal, LLC, and Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC (Note 9).

The Company’s current businesses are in the oilfield service industry and primarily involve the transportation and disposal of saltwater and other oilfield fluids in Texas. The Company currently owns and operates eleven disposal wells in Texas. The Company's customer base includes national, integrated, and independent oil and gas exploration companies.

3.	GOING CONCERN:

The Company’s financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of the date of this report, the Company has generated losses from operations, has an accumulated deficit and working capital deficiency. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, to reduce its operating expenses, raise additional capital resources and develop new and stable sources of revenue sufficient to meet its operating expenses.  The Company’s continuation as a going concern is dependent upon management’s ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s businesses.

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

Reclassification of Discontinued Operations

In accordance with ASC Topic 205, regarding the presentation of discontinued operations the assets, liabilities and activity of FIG and its subsidiaries have been reclassified as discontinued operations for all periods presented.

Earnings Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are 240,000 stock options and 5,700,000 warrants, which have been excluded from EPS, outstanding that could potentially have a dilutive effect to the EPS

Property and Equipment

During the six months ended June 30, 2014, the Company disposed of property and equipment with a cost of $485,000 and accumulated depreciation of $129,000. The Company received total proceeds of approximately $378,000 of which approximately $112,000 was paid directly to the lender and recognized a gain of $22,000 in the accompanying consolidated statements of operations. During the six months ended June 30, 2013, the Company disposed of property and equipment with a cost of $245,000 and accumulated depreciation of $168,000. The Company received total proceeds of approximately $133,000 and recognized a gain of $56,000 in the accompanying consolidated statements of operations.

5.	STOCK BASED COMPENSATION:

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

Summary Stock Compensation Table

The following table sets forth the Company’s paid or accrued stock compensation expense to its officers, directors and employees.

				Securities
		Stock	Non-Vested	Underlying
	Stock	Options	Stock	Non-Vested
	Awards	Awards	Awards (1)	Stock (1)	Total

Six months ended June 30, 2014	$74,000	$—	$—	—	$74,000

Six months ended June 30, 2013	$1,080,638	$61,200	$378,750	405,000	$1,520,588

(1) As of June, 2014, there were no unrecognized compensation expenses related to the non-vested stock grants.

A summary of the status of the Company’s option grants as of June 30, 2014 and December 31, 2013 and the changes during the periods then ended is presented below:

			Weighted Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in Years)	Value
Outstanding December 31, 2013	300,000	$1.58	1.11	$474,450
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(60,000)	0.86	—	(51,600)
Outstanding June 30, 2014	240,000	$1.76	0.81	$422,850

In calculating the expected life of stock options, the Company determines the amount of time from grant date to contractual term date for vested options. In developing the expected life assumption, all amounts of time are weighted by the number of underlying options.

A summary of the status of the Company’s vested and non-vested option grants at June 30, 2014 and the weighted average grant date fair value is presented below:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Vested	240,000	$0.73	$176,000
Nonvested	—	—	—
Total	240,000	$0.73	$176,000

6.	BORROWINGS:

Borrowings as of June 30, 2014 were as follows:

June 30,
2014

Revolving credit facility and term loan (a)	$2,738,631
ICON term note (b)	3,895,946
Loans from shareholder (f)	2,845,484
Notes payable (c)	2,082,407
Installment notes (d)	186,755
Convertible note (e)	100,000
Total borrowings	$11,849,223

 In connection with the acquisition of CTT, the Company and its subsidiaries entered into loan agreements effective July 23, 2012 with Capital One Business Credit Corp. (the “Senior Loan Facility”) and ICON Investments (ICON) the proceeds of which were primarily used for the cash portion of the acquisition. On April 11, 2014 an accredited investor, which is also a shareholder in the Company, purchased the Note and related collateral from Capital One and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements. As of August 13, 2014, these balances are past due and the lenders have not exercised their rights under these agreements.

a.	The Senior Loan Facility has a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of June 30, 2014). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position to ICON.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON in the amount of $5 million. The Loan Agreement provides for 14% monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of June 30, 2014, the Company was not in compliance with its debt covenants and accordingly classified the entire note balance as a current liability. In addition, on June 18, 2014, the Company received a Notice of Payment Default/Acceleration Obligations. ICON continues to reserve all of its rights and remedies under the ICON Credit Agreement and common law by virtue of the Credit Parties default on their obligations. Management is in discussion with ICON and anticipates a mutually agreeable resolution.

c.	The Company assumed two notes payable in connection with the acquisition of CTT. The notes relate to CTT’s purchase of common stock shares from two former stockholders. The primary note payable in the original amount of $3,445,708 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $33,003 including interest, maturing December 1, 2018. The Company’s secondary note payable in the original amount of $219,555 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $2,488 including interest, maturing December 1, 2018. Both notes are subordinated to the Senior Loan Facility and ICON notes. Payments of principal and interest have been suspended based upon defaults in the Senior Loan Facility and ICON credit agreements. The suspension of the payments does not constitute a default in accordance with the subordination agreement.

d.	The Company’s installment loan with principal balance of approximately $199,000 which were used to acquire property and equipment for use in the Company’s operations. At June 30, 2014, the loan matures in September 2017 with interest rates of 5.69% and monthly minimum payments of $5,377.

e.	The Company entered into a convertible note agreement with Asher Enterprises, Inc. in the amount of $153,500 with a stated interest rate of 8% per annum and effective interest rate of 70% per annum. The note was convertible into shares of the Company’s common stock, at the discretion of the holder commencing 180 days following the date of the debenture at a conversion price per share equal to a discount of 35% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion date. The Company evaluated the note and determined that the conversion option does not constitute a derivative liability for financial reporting purposes. The beneficial conversion feature discount resulting from the conversion price of $0.34, below the market price on August 15, 2013 of $0.53, resulted in a discount of $72,235 of which all of the balance was amortized during the period ended June 30, 2014. In 2014, the Company issued 341,372 shares to Asher Enterprises, Inc. in partial payment of the convertible note. This conversion resulted in a principal reduction of $53,500 in convertible note balance of the Company. The conversion resulted in loss on extinguishment of debt of $4,453. On June 10, 2014 an accredited investor, which is also a shareholder in the Company purchased the note from Asher Enterprises, Inc. and assumed all the existing terms and conditions of the note agreement.

f.	On May 27, 2014 an accredited investor, which is also a shareholder in the Company, entered into a loan agreement with the Company for the amount of $2,783,484. The note bears interest at 9% per annum for a term of 18 months.

g.	On March 21, 2014 the CEO of the Company, which is also a shareholder in the Company loaned the Company the amount of $87,000. The loan has an interest rate of 7% per annum with payment term as follows:

1.	$5,000 by March 25, 2014 plus accrued interest
2.	$32,000 by March 28, 2014 plus accrued interest
3.	$12,500 by April 10, 2014 plus accrued interest
4.	$12,500 by May 10, 2014 plus accrued interest
5.	$25,000 on and before the sale of the next Trinity Disposal Well plus accrued interest

Currently the loan is passed due and the CEO has agreed to extend the due dates above through September 30, 2014.

7.	COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated for $1,435,300 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each).The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one year renewal options. The monthly lease payment for the disposal well leases is $10,300.

b.	Although not named directly in the litigation the Company is obligated to indemnify one of its current officers and one of its former officers in certain litigation filed against them ; Jimmy Coffman and Elaine Coffman v. Tim P. Burroughs And Dick O'Donnell CAUSE NO. CV14-02-115 in the 271st Judicial District Wise County, Texas wherein the Coffman's seek to obtain the sum of $2,082,407 which they allege is owed them as a result of the Company's purchase of Chico Coffman Tank Trucks, Inc. and its subsidiary Coffman Disposal, LLC. The lawsuit is being defended through its Directors and Officers insurance carrier, Chubb Insurance. The Company is a named defendant along with the previouly named officers in certain litigation; Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. "Dick" O'Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas wherein the Plaintiffs allege they have been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties in the sum of $300,000. The Company is defending the lawsuit and believes that the lawsuit is without merit.

c.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

8.	EQUITY TRANSACTIONS:

a.	During the six months ended June 30, 2014, the Company issued 1,100,000 shares of cumulative convertible preferred stock and 2,200,000 warrants for $440,000. The preferred stock features a 7% cumulative dividend, payable quarterly, with payment at the option of the Company to be made in kind or in shares of common stock based on a per share valuation set at a 25% discount to the 5 day average closing bid price of the market price. The amount of dividends in arrears for all preferred stock was $42,809 at June 30, 2014. The warrant features provide that 2 warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share with an expiration date of September 20, 2014. The weighted average fair value for the warrants was estimated using the Black-Scholes option valuation model. The value of the warrants was calculated to be $481,836 that was recorded to additional paid-in capital. The Black-Scholes option valuation model inputs used are as follows:

Average expected life in years	1
Average risk-free interest rate	4.00%
Average volatility	75%
Dividend yield	7%

b.	On February 24, 2014 and March 21, 2014, the Company issued a total of 341,372 shares to Asher Enterprises, Inc. in partial payment of the convertible note. This conversion resulted in a principal reduction of $53,500 in convertible note balance of the Company. The conversion resulted in loss on extinguishment of debt of $4,453.

9.	DISCONTINUED OPERATIONS:

On July 24, 2013, the Company approved the plan to sell certain assets and to discontinue the operations of Frontier Income and Growth, LLC and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations was June 1, 2013. The Company anticipates to maximize this strategy and related strategic options by the end of the year 2014.

The fixed assets of FIG are classified as assets held for sale in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 in accordance with (ASC 205-20), Presentation of Financial Statements - Discontinued Operations. FIG’s net income of $13,838 and net loss of $991,309 for the six months ended June 30, 2014 and 2013, are included in discontinued operations.

During six months ended June 30, 2014, the Company sold a disposal well of FIG for proceeds of $230,000 of which approximately $197,000 were paid directly to one of the Company’s lenders at closing, resulting in a net loss of $45,032 which is included in discontinued operations for the period ended June 30, 2014. The proceeds paid directly to the Company’s lender were included as a non-cash financing activity in the accompanying consolidated statement of cash flows.

FIG’s revenue and net loss before income tax are summarized as follows:

	For The Six Months Ended
	June 30, 2014	June 30, 2013

Revenues	$207,525	$3,889,316

Income (loss) from discontinued operations, net of income taxes	$13,838	$(991,309)

Assets and liabilities classified as discontinued operations are as follows:

	June 30, 2014	December 31, 2013

Cash	$—	$56,240
Accounts receivable	110,506	69,819
Deposits	10,493	10,620
Total assets	$120,999	$136,679

Cash deficit	$9,674	$—
Accounts payable	1,263,834	1,340,936
Accrued liabilities	70,859	134,807
Total liabilities	$1,344,367	$1,475,743

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

DESCRIPTION OF PROPERTIES

Our principal executive offices are located in an office building located at 503 W. Sherman St., Chico, Texas 76431.

The Company owns 7.055 acres in Chico, Texas on which it has 5 buildings used for its water disposal operations in that area. The Company also owns 7.49 acres in Harrison County, Texas on which one of its disposal wells is located along with a small manufactured office and repair shop. In addition, the Company is obligated under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with no option to renew. The monthly lease payment for the disposal well leases is $10,300.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2014 we reported a net loss from continuing operations of $2,324,579 as compared to a net loss from continuing operations of $3,935,391 for the six months ended June 30, 2013. The components of these results are explained below.

Revenue- Total revenue decreased by $8.4 million, 48% from $17.5 million for the six months ended June 30, 2013 to $9.1 million for the six months ended June 30, 2014

The decrease in net revenue for the six months is attributable to a reduced number of loads transported resulting in management’s decision to focus on customers where the majority of the loads of saltwater and other fluids transported and disposed will be disposed in Company owned wells as opposed to third party wells. The use of third party wells requires the Company to pay to dispose in these types of facilities and the Company does not benefit from skim oil that is collected to sell.

Expenses- The components of our costs and expenses for the six months ended June 30, 2014 and 2013 are as follows:

			%
			Increase
	2014	2013	(Decrease)
Costs and expenses:
Direct costs	$6,721,709	$12,647,535	-47%
Indirect costs	2,090,898	2,896,982	-28%
General and administrative	920,492	3,699,733	-75%
Depreciation and amortization	1,320,219	1,364,879	-3%
Total costs and expenses	$11,053,318	$20,609,129	-46%

The decrease in volumes of saltwater transported and disposed necessitated a decrease in all expenses for the six months ended June 30, 2014. The decrease in direct costs is primarily attributable to the overall reduction in salaries, wages, benefits and other variable expenses including fuel, repairs and maintenance for the truck fleet.

The decrease in indirect costs for the six months ended June 30, 2014 is the result of overall reduction of administrative salaries positions combined with tighter expense controls associated with the reduced volumes transported.

The decrease in general and administrative costs for the six months for FOSI was related to acquisition costs that have been eliminated as a result of management’s focus internally on operations and customer relationships. In addition, management reduced professional fees to $438,000 for the six months ended June 30, 2014 compared to $1,135,000 for the six months ended June 30, 2013. Furthermore, stock compensation was reduced to $74,000 for the six months ended June 30, 2014 compared to $1,521,000 for the six months ended June 30, 2013.

Other (Income) Expenses- Other (income) expenses decreased approximately by $506,000, 64% from approximately $789,000 for the six months ended June 30, 2013 to approximately $283,000 for the six months ended June 30, 2014

The decrease in other (income) expenses is mainly attributable to a decrease in interest expense due to the decreasing principal balance of the Senior Loan Facility and ICON Notes. However due to our non-compliance with the debt covenants, we paid the higher default interest rate for the Senior Loan Facility and ICON notes.

We have not recorded any federal income taxes for the six months ended June 30, 2014 and 2013 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit. In addition we have $76,564 in provision for state income taxes.

Discontinued operations - On July 24, 2013, management and the Board of Directors of the Company elected to discontinue the operations and sell the fixed assets of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations was June 1, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of June 30, 2014 we had total current assets of $2.2 million. Our total current liabilities as of June 30, 2014 were $12.6 million. Thus, we had a working capital deficit of $10.4 million as of June 30, 2014.

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

The following table summarizes our sources and uses of cash for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended
	June 30, 2014	June 30, 2013

Net cash provided by (used in) operating activities of continuing operations	$(447,478)	$483,735
Net cash provided by (used in) operating activities of discontinued operations	(14,055)	547,363
Net cash provided by (used in) operating activities	(461,533)	1,031,098

Net cash provided by (used in) investing activities of continuing operations	266,804	(1,010,903)
Net cash provided by investing activities of discontinued operations	—	5,707
Net cash provided by (used in) investing activities	266,804	(1,005,196)

Net cash provided by (used in) financing activities of continuing operations	371,923	(65,503)
Net cash used in financing activities of discontinued operations	—	(28,223)
Net cash provided by (used in) financing activities	371,923	(93,726)

Net increase (decrease) in cash	$177,194	$(67,824)

As of June 30, 2014, we had approximately $229,000 in cash, an increase of approximately $177,000 from December 31, 2013 due to our positive cash flow from investing and financing activities. This was offset by cash flows from operations.

Net cash used in operating activities was approximately $461,000 for the six months ended June 30, 2014, consisted of approximately $447,000 of net cash used for operating activities in addition to approximately $14,000 net cash used in operating activities of discontinued operations. Net cash provided by operating activities was approximately $1 million for the six months ended June 30, 2013, consisted of approximately $484,000 of net cash provided by operating activities in addition to approximately $546,000 net cash provided by operating activities of discontinued operations.

Net cash provided by investing activities was approximately $267,000 for the six months ended June 30, 2014 related to proceeds for certain asset sales. Net cash used in investing activities was approximately $1 million for the six months ended June 30, 2013 which consisted of approximately $620,000 related to release of the escrow funds related to the CTT purchase, and approximately $571,000 used for capital expenditures and $127,000 proceeds for certain asset sales.

Net cash provided by financing activities was approximately $372,000 for the six months ended June 30, 2014 which consisted of approximately $1.2 million cash received from borrowings and approximately $1.1 million in debt repayments and $216,000 proceeds from preferred stock subscriptions. None of these transactions were related to discontinued operations. Net cash used in financing activities was approximately $94,000 for the six months ended June 30, 2013 which consisted of approximately $400,000 cash received from common stock sales, approximately $620,000 for the escrow funds release to the CTT purchase and approximately $1.1 million in debt repayments offset by approximately $28,000 net cash used in financing activities of discontinued operations.

The oil and gas industry is subject to various trends including the availability of capital for drilling new wells, prices received for crude oil and natural gas, sources of crude oil outside our area of operations, interest rates, and the overall health of the economy. We are not aware of any specific trends that are unusual to our Company, as compared to the rest of the oil and gas industry.

Capital Expenditures

The Company suspended capital expenditures during the six months ended June 30, 2014 due to the lower volumes transported. Capital expenditures for six months ended June 30, 2013 of $517,000, were mainly related to the improvements of our disposal wells. We currently are not anticipating any major capital expenditures for the remainder of 2014.

Indebtedness

On April 11, 2014 an accredited investor, who is also a shareholder in the Company purchased the Capital One Note -from Capital One and assumed all the existing terms and conditions of the Senior Loan Facility including Capital One's security interest on the Company's assets.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for the amount of $5 million. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the ICON Note are in all material respects the same as in the Senior Loan Facility. As of June 30, 2014, the Company was not in compliance of its debt covenants and accordingly classified the entire note balance as a current liability. In addition, on June 18, 2014, the company received a Notice of Payment Default/Acceleration Obligations. ICON continues to reserve all of its rights and remedies under the ICON Credit Agreement and common law by virtue of the Credit Parties default on their obligations. Management is in discussion with ICON and anticipates a mutually agreeable resolution.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of June 30, 2014.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Although not named directly in the litigation the Company is obligated to indemnify one of its current officers and one of its former officers in certain litigation filed against them ; Jimmy Coffman and Elaine Coffman v. Tim P. Burroughs and Dick O'Donnell CAUSE NO. CV14-02-115 in the 271st Judicial District Wise County, Texas wherein the Coffman's seek to obtain the sum of $2,082,407 which they allege is owed them on a promissory note as a result of the Company's purchase of Chico Coffman Tank Trucks, Inc. and its subsidiary Coffman Disposal, LLC. The lawsuit is being defended through its Directors and Officers insurance carrier, Chubb Insurance. The Company is a named defendant along with the previous named officers in certain litigation; Dynamic

Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. "Dick" O'Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas wherein the Plaintiffs allege they have been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties in the sum of $300,000. The Company is defending the lawsuit and believes that the lawsuit is without merit.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2014, the Company issued 1,100,000 shares of cumulative convertible preferred stock and 2,200,000 warrants for $440,000. The preferred stock features a 7% cumulative dividend, payable quarterly, with payment at the option of the Company to be made in kind or in shares of common stock based on a per share valuation set at a 25% discount to the five day average closing bid price of the market price. The warrant features provide that two warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share which expires on September 20, 2014. The shares were issued in an exempt transaction to a current stockholder of the Company under Section 4(5) of the Securities Act of 1933, as amended.

On February 24, 2014 and March 21, 2014, the Company issued a total of 341,372 shares to Asher Enterprises, Inc. in partial exercise and payment of a convertible note with Asher. The transaction was exempt under Section 4(5) of the Securities Act of 1933, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 5. OTHER INFORMATION

Effective June 30, 2014 Kenneth Conte, who had been the Company's Chief Financial Officer, was terminated by mutual agreement of the parties. The Company's Chief Executive Officer, Don Lawhorne will serve as Chief Accounting Officer until such time as a replacement financial officer is employed by the Company.

Item 6. EXHIBITS

(a)	EXHIBITS:

	31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer/Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Schema

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the August 14, 2014

SIGNATURE:	FRONTIER OILFIELD SERVICES, INC.

	By:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne Chief Executive Officer
and Chief Accounting Officer

