Form 10-Q
period 2014-09-30
FRONTIER OILFIELD SERVICES INC
filed 2014-11-13
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes   ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 12, 2014 there were 5,457,486 shares of common stock, par value $0.01 per share, outstanding.

 FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$285,991	$52,120
Accounts receivable, net	839,874	1,536,084
Other receivable	—	287,076
Inventory	176,963	214,969
Prepaid expenses, primarily insurance	25,146	1,364,303
Current assets of discontinued operations	127,361	126,059
Other current assets	366,808	366,808
Total current assets	1,822,143	3,947,419
Property and equipment:
Property and equipment, at cost	14,285,750	16,624,281
Less accumulated depreciation	(4,193,773)	(3,434,197)
Total property and equipment	10,091,977	13,190,084
Other assets:
Intangibles, net	3,186,392	3,491,472
Assets held for sale	1,703,731	1,946,743
Other assets of discontinued operations	25,000	10,620
Other non-current assets	406,286	638,713
Total other assets	5,321,409	6,087,548
Total Assets	$17,235,529	$23,225,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current portion of long-term debt	$7,707,920	$8,756,472
Accounts payable	3,034,620	3,397,230
Financed insurance premiums payable	—	1,119,213
Current portion of loans from stockholder	—	1,596,000
Accrued liabilities	776,463	1,036,836
Current liabilities of discontinued operations	1,336,398	1,475,743
Total current liabilities	12,855,401	17,381,494
Loans from stockholder, less current maturities	2,890,484	—
Long-term debt, less current maturities	1,517,346	1,656,231
Total Liabilities	17,263,231	19,037,725
Commitments and Contingencies (Note 7)
Stockholders' Equity (Deficit):
Preferred stock- $.01 par value; authorized 10,000,000; 2,850,000 issued and outstanding as of September 30, 2014 1,750,000 issued and outstanding as of December 31, 2013	28,500	17,500
Common stock- $.01 par value; authorized 100,000,000 shares;
5,894,986 shares issued and outstanding at September 30, 2014
5,553,157 shares issued and outstanding at December 31, 2013	58,950	55,531
Additional paid-in capital	32,138,342	31,659,261
Prepaid stock compensation	—	(74,000)
Accumulated deficit	(32,253,494)	(27,470,966)
Total stockholders' equity (deficit)	(27,702)	4,187,326
Total Liabilities and Stockholders' Equity (Deficit)	$17,235,529	$23,225,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues, net of discounts	$3,479,026	$6,523,783	$12,567,251	$23,986,732
Costs and expenses:
Direct operating costs	2,134,313	5,424,491	8,856,022	18,072,026
Indirect operating costs	1,084,527	815,685	3,175,425	3,712,667
General and administrative	240,548	1,348,828	1,161,040	5,048,561
Depreciation and amortization	608,607	685,241	1,928,826	2,050,120
Total costs and expenses	4,067,995	8,274,245	15,121,313	28,883,374
Operating loss	(588,969)	(1,750,462)	(2,554,062)	(4,896,642)
Other (income) expense:
Interest expense	915,360	417,784	1,216,228	1,262,851
(Gain) loss on disposal of property and equipment	871,300	(648)	848,901	(56,504)
Loss on extinguishment of debt	—	—	4,453	—
Loss before provision for income taxes	(2,375,629)	(2,167,598)	(4,623,644)	(6,102,989)
Provision for state income taxes	45,000	—	121,564	—
Loss from continuing operations	(2,420,629)	(2,167,598)	(4,745,208)	(6,102,989)
Loss from discontinued operations, net of income taxes	(25,262)	(552,863)	(11,424)	(1,544,172)
Net loss	$(2,445,891)	$(2,720,461)	$(4,756,632)	$(7,647,161)

Net loss per common share - basic and diluted:
Continuing operations	$(0.42)	$(0.41)	$(0.83)	$(1.18)
Discontinued operations	—	(0.10)	—	(0.30)
Total	$(0.42)	$(0.51)	$(0.83)	$(1.48)

Weighted Average Common Shares Outstanding:
Basic and Diluted	5,894,986	5,356,063	5,800,475	5,168,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net loss	$(4,756,632)	$(7,647,161)
Less: Loss from discontinued operations, net of income taxes	(11,424)	(1,544,172)
Loss from continuing operations, net of taxes	(4,745,208)	(6,102,989)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,928,826	2,050,120
Issuance of common stock for services	74,000	1,953,138
Loss on extinguishment of debt	4,453	—
Direct payment of expenses by stockholder in exchange for purchase of preferred stock	223,743	—
Loss (gain) on disposal of property and equipment	848,901	(56,504)
Amortization of deferred loan fees	221,312	255,688
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	983,286	1,451,181
Inventory, primarily parts	38,006	25,360
Prepaid expenses, primarily insurance	1,339,157	(649,241)
Other non-current assets	11,115	1,475
Increase (decrease) in operating liabilities:
Accounts payable	(471,610)	63,212
Accrued liabilities	(286,269)	—
Financed insurance premiums payable	(1,119,213)	965,100
Net cash used in operating activities of continuing operations	(949,501)	(43,460)
Net cash provided by (used in) operating activities of discontinued operations	(77,414)	1,077,613
Net cash provided by (used in) operating activities	(1,026,915)	1,034,153

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(381,199)
Proceeds from sale of property and equipment	513,336	96,529
Escrow liability	—	(619,922)
Net cash provided by (used in) investing activities of continuing operations	513,336	(904,592)
Net cash provided by investing activities of discontinued operations	—	5,306
Net cash provided by (used in) investing activities	513,336	(899,286)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Financing Activities:
Proceeds from preferred stock subscriptions	$216,257	$700,000
Loans from stockholder	1,294,484	—
Net change in line of credit	(1,183,818)	(1,102,414)
Proceeds on notes payable	420,527	803,500
Payments on notes payable	—	(1,843,865)
Payments from restricted cash account	—	619,922
Common stock sales	—	400,393
Increase in bank overdraft	—	290,091
Net cash provided by (used in) financing activities of continuing operations	747,450	(132,373)
Net cash used in financing activities of discontinued operations	—	(63,062)
Net cash provided by (used in) financing activities	747,450	(195,435)

Net increase (decrease) in cash	233,871	(60,568)
Cash at beginning of period	52,120	60,568
Cash at end of period	$285,991	$—

Supplemental Cash Flow Disclosures

Interest paid	$987,901	$1,007,163

Supplemental Schedule of Non-Cash Investing and Financing Activities

Convertible notes conversion	$53,500	$—
Proceeds from sale of properties to pay term note and vendors	$308,870	$—
Settlement of deferred consideration payable for acquisition of CTT	$—	$4,708,348
Fair value of common stock warrants issued with preferred stock	$—	$503,774
Beneficial conversion features of Asher Note	$—	$72,235
Cumulative dividend payable recorded in accrued liabilities	$25,896	$5,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The Company’s current businesses are in the oilfield service industry and primarily involve the transportation and disposal of saltwater and other oilfield fluids in Texas. The Company currently owns and operates nine disposal wells in Texas, three within the Barnett Shale in North Texas and five in East Texas near the Louisiana state line. The Company's customer base includes national, integrated, and independent oil and gas exploration companies.

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

New Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassification of Discontinued Operations

In accordance with ASC Topic 205, regarding the presentation of discontinued operations the assets, liabilities and activity of FIG and its subsidiaries have been reclassified as discontinued operations for all periods presented (Note 9).

Earnings Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are 195,000 stock options, which have been excluded from EPS, outstanding that could potentially have a dilutive effect on EPS in the future. The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings (numerator)
Loss from continuing operations	$(2,420,629)	$(2,167,598)	$(4,745,208)	$(6,102,989)
Preferred stock dividends	20,114	—	62,923	—
Net income (loss) available to common shareholders from continuing operations	$(2,440,743)	$(2,167,598)	$(4,808,131)	$(6,102,989)

Shares (denominator)
Weighted average common shares outstanding (basic)	5,894,986	5,356,063	5,800,475	5,168,650

Earnings (loss) per share from continuing operations
Basic and Diluted	$(0.42)	$(0.41)	$(0.83)	$(1.18)

Property and Equipment

During the nine months ended September 30, 2014, the Company disposed of property and equipment with a cost of $2,338,000 and accumulated depreciation of $864,000. The Company received total proceeds of approximately $625,000 of which approximately $112,000 was paid directly to a senior lender. The Company recognized a loss of $849,000 on the sale of property and equipment in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2013, the Company disposed of property and equipment with a cost of $315,000 and accumulated depreciation of $229,000. The Company received total proceeds of approximately $142,000 and recognized a gain of $56,000 in the accompanying consolidated statements of operations.

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

Summary Stock Compensation Table

The following table sets forth the Company’s paid or accrued stock compensation expense to its officers, directors and employees.

				Securities
		Stock	Non-Vested	Underlying
	Stock	Options	Stock	Non-Vested
	Awards	Awards	Awards (1)	Stock (1)	Total

Nine months ended September 30, 2014	$74,000	$—	$—	—	$74,000

Nine months ended September 30, 2013	$1,131,636	$64,500	$554,500	605,000	$1,750,636

(1) As of September, 2014, there were no unrecognized compensation expenses related to the non-vested stock grants.

A summary of the status of the Company’s option grants as of September 30, 2014 and December 31, 2013 and the changes during the periods then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding December 31, 2013	300,000	$1.58	1.11	$474,450
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(105,000)	1.39	—	(146,100)
Outstanding September 30, 2014	195,000	$1.68	0.69	$328,350

In calculating the expected life of stock options, the Company determines the amount of time from grant date to contractual term date for vested options. In developing the expected life assumption, all amounts of time are weighted by the number of underlying options.

A summary of the status of the Company’s vested and non-vested stock option grants at September 30, 2014 and the weighted average grant date fair value is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Grant Date Fair Value

Vested	195,000	$0.70	$137,000
Nonvested	—	—	—
Total	195,000	$0.70	$137,000

6.	BORROWINGS:

Borrowings as of September 30, 2014 were as follows:

September 30, 2014

Revolving credit facility and term loan (a)	$2,539,631
ICON term note (b)	4,330,280
Loans from shareholders (f) (g)	2,890,484
Notes payable (c)	2,082,407
Installment notes (d)	172,408
Convertible note (e)	100,000
Total borrowings	$12,115,750

In connection with the acquisition of CTT, the Company and its subsidiaries entered into loan agreements effective July 23, 2012 with Capital One Business Credit Corp. (the “Senior Loan Facility”) and ICON Investments (ICON) the proceeds of which were primarily used for the cash portion of the acquisition. On April 11, 2014 an accredited investor, who is also a significant stockholder in the Company, purchased the Senior Loan Facility and related collateral from Capital One and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements. As of September 30, 2014, these balances are past due and the lenders had not exercised their rights under these agreements.

a.	The Senior Loan Facility has a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of September 30, 2014). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position to ICON.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON in the amount of $5 million. The Loan Agreement provides for 14% monthly interest only payments with repayment of the principal and accrued but unpaid interest on February 1, 2018. ICON has a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of September 30, 2014, the Company was not in compliance with its debt covenants and accordingly classified the entire note balance as a current liability. In addition, on October 7, 2014, the Company received a Notice of Payment Default/Acceleration Obligations. ICON continues to reserve all of its rights and remedies under the ICON Credit Agreement and common law by virtue of the Credit Parties default on their obligations. On November 3, 2014 ICON filed suit in Dallas County District Court. Cause No. DC-14-12819, against Frontier and each of its subsidiaries seeking the sum of $4,290,066.69 plus costs and attorney’s fees claiming that Frontier was in breach of the ICON loan agreement. Frontier believes that it is current in its financial obligations to ICON and can cure any technical covenants which ICON claims are not currently in compliance.

c.	The Company assumed two notes payable in connection with the acquisition of CTT. The notes relate to CTT’s purchase of common stock shares from two former stockholders. The primary note payable in the original amount of $3,445,708 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $33,003 including interest, maturing December 1, 2018. The Company’s secondary note payable in the original amount of $219,555 dated June 1, 2007 bears interest at 4.79% and is payable in monthly installments of $2,488 including interest, maturing December 1, 2018. Both notes are subordinated to the Senior Loan Facility and ICON notes. Payments of principal and interest have been suspended based upon defaults in the Senior Loan Facility and ICON credit agreements. The suspension of the payments does not constitute a default in accordance with the subordination agreement (Note 7).

d.	The Company has an installment loan with a principal balance of approximately $199,000 which was used to acquire property and equipment for use in the Company’s operations. The loan matures in September 2017 and has an interest rate of 5.69% and monthly minimum payments of $5,377.

e.	The Company entered into a convertible note agreement with Asher Enterprises, Inc. in the amount of $153,500 with a stated interest rate of 8% per annum and effective interest rate of 70% per annum. The note was convertible into shares of the Company’s common stock, at the discretion of the holder commencing 180 days following the date of the note at a conversion price per share equal to a discount of 35% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to the conversion date. The Company evaluated the note and determined that the conversion option does not constitute a derivative liability for financial reporting purposes. The beneficial conversion feature discount resulting from the conversion price of $0.34, below the market price on August 15, 2013 of $0.53, resulted in a discount of $72,235 of which all of the balance was amortized during the nine months ended September 30, 2014. In 2014, the Company issued 341,372 shares to Asher Enterprises, Inc. in partial payment of the convertible note. This conversion resulted in a principal reduction of $53,500 in the convertible note balance of the Company. The conversion resulted in loss on extinguishment of debt of $4,453. On June 10, 2014 an accredited investor, who is also a stockholder in the Company purchased the note from Asher Enterprises, Inc. and assumed all the existing terms and conditions of the note agreement.

f.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered into a loan agreement with the Company for the amount of $2,783,484. As of September 30, 2014 the principal balance of the note was $2,803,484. The note bears interest at 9% per annum for a term of 18 months.

g.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company loaned the Company $87,000. The loan has an interest rate of 7% per annum with payment term as follows:

1.	$5,000 by March 25, 2014 plus accrued interest
2.	$32,000 by March 28, 2014 plus accrued interest
3.	$12,500 by April 10, 2014 plus accrued interest
4.	$12,500 by May 10, 2014 plus accrued interest
5.	$25,000 on and before the sale of the next Trinity Disposal Well plus accrued interest

Currently the loan is past due and the CEO has agreed to extend the due dates above through January 31, 2015.

7.	COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated for $1,435,300 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each).The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one year renewal options. The monthly lease payment for the disposal well leases is $10,300.

b.	Although not named directly in the litigation the Company is obligated to indemnify one of its current officers and one of its former officers in certain litigation filed against them ; Jimmy Coffman and Elaine Coffman v. Tim P. Burroughs And Dick O'Donnell CAUSE NO. CV14-02-115 in the 271st Judicial District Wise County, Texas wherein the Coffman's seek to obtain the sum of $2,082,407 which they allege is owed them on a promissory note as a result of the Company's purchase of Chico Coffman Tank Trucks, Inc. and its subsidiary Coffman Disposal, LLC. This amount is recorded as note payable. The lawsuit is being defended through its Directors and Officers insurance carrier, Chubb Insurance. The Company is a named defendant along with the previously named officers in certain litigation; Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. "Dick" O'Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas wherein the Plaintiffs allege they have been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties in the sum of $300,000. The Company is defending the lawsuit and believes that the lawsuit is without merit.

c.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

8.	EQUITY TRANSACTIONS:

a.	During the nine months ended September 30, 2014, the Company issued 1,100,000 shares of cumulative convertible preferred stock and 2,200,000 warrants for $440,000. The preferred stock features a 7% cumulative dividend, payable quarterly, with payment at the option of the Company to be made in kind or in shares of common stock based on a per share valuation set at a 25% discount to the 5 day average closing bid price of the market price. The amount of dividends in arrears for all preferred stock was $62,923 at September 30, 2014. The warrant features provide that 2 warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share with an expiration date of September 20, 2014. All of the warrants outstanding expired as of September 30, 2014.

9.	DISCONTINUED OPERATIONS:

On July 24, 2013, the Company approved the plan to sell certain assets and to discontinue the operations of Frontier Income and Growth, LLC and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations was June 1, 2013. All of the trucks and trailers and most of the supporting equipment have been sold. Management anticipates maximizing the value of the remaining assets by December 31, 2014.

The fixed assets of FIG are classified as assets held for sale in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 in accordance with (ASC 205-20), Presentation of Financial Statements - Discontinued Operations. FIG’s net loss of $11,424 and $1,544,172 for the nine months ended September 30, 2014 and 2013 respectively, are included in discontinued operations.

During the nine months ended September 30, 2014, the Company sold a disposal well of FIG for proceeds of $230,000 of which approximately $197,000 were paid directly to one of the Company’s lenders at closing, resulting in a net loss of $45,032 which is included in discontinued operations for the period ended September 30, 2014. The proceeds paid directly to the Company’s lender were included as a non-cash financing activity in the accompanying condensed consolidated statements of cash flows.

FIG’s revenue and net loss before income tax are summarized as follows:

	For The Nine Months Ended
	September 30, 2014	September 30, 2013

Revenues	$300,141	$4,648,825

Loss from discontinued operations, net of income taxes	$(11,424)	$(1,544,172)

Assets and liabilities classified as discontinued operations are as follows:

	September 30, 2014	December 31, 2013

Cash	$5,082	$56,240
Accounts receivable	122,279	69,819
Deposits	25,000	10,620
Total assets	$152,361	$136,679

Accounts payable	$1,264,660	$1,340,936
Accrued liabilities	71,738	134,807
Total liabilities	$1,336,398	$1,475,743

10.	SUBSEQUENT EVENT:

Subsequent to September 30, 2014, Jimmy D. Coffman resigned from his position as an executive of the Company and surrendered 437,500 of common stock back to the Company. This stock was cancelled on October 30, 2014.

On November 3, 2014 ICON filed suit in Dallas County District Court. Cause No. DC-14-12819, against Frontier and each of its subsidiaries seeking the sum of $4,290,066.69 plus costs and attorney’s fees claiming that Frontier was in breach of the ICON loan agreement. Frontier believes that it is current in its financial obligations to ICON and can cure any technical covenants which ICON claims are not currently in compliance.

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

The Company owns 7.055 acres in Chico, Texas on which it has 3 buildings. These facilities serve as Frontier's executive and administrative offices & CTT operations, repair & maintenance facilities for its transportation and salt water disposal services. CTT has three operating wells in the area, two of which have small buildings for well monitoring and operations. The Company also owns 7.49 acres in Harrison County, Texas on which three of its disposal wells are located along with a small manufactured office and repair shop for the operation of its six wells. In addition, the Company is obligated under long-term leases for the use of land where six of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with no option to renew. The monthly lease payment for the disposal well leases is $10,300.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2014 we reported a net loss from continuing operations of $4,745,208 as compared to a net loss from continuing operations of $6,102,989 for the nine months ended September 30, 2013. The components of these results are explained below.

Revenue- Total revenue decreased by $11.4 million, 48% from $24.0 million for the nine months ended September 30, 2013 to $12.6 million for the nine months ended September 30, 2014.

The decrease in net revenue for the nine months ended September 30, 2014 is attributable to a reduced number of loads of oilfield fluids transported resulting in management’s decision to focus on customers where the majority of the loads of saltwater and other fluids transported and disposed will be disposed of in Company owned wells as opposed to third party wells. The use of third party wells requires the Company to pay higher fees for disposal in these types of facilities and the Company does not benefit from the sale of skim oil that is collected at the third party owned disposal wells.

Expenses- The components of our costs and expenses for the nine months ended September 30, 2014 and 2013 are as follows:

			%
			Increase
	2014	2013	(Decrease)
Costs and expenses:
Direct costs	$8,856,022	$18,072,026	-51%
Indirect costs	3,175,425	3,712,667	-14%
General and administrative	1,161,040	5,048,561	-77%
Depreciation and amortization	1,928,826	2,050,120	-6%

Total costs and expenses	$15,121,313	$28,883,374	-48%

The decrease in the volumes of saltwater and other fluids transported and disposed of necessitated a decrease in all expenses for the nine months ended September 30, 2014. The decrease in direct costs is primarily attributable to the overall reduction in salaries, wages, benefits and other variable expenses including fuel, repairs and maintenance for the truck fleet.

The decrease in indirect costs for the nine months ended September 30, 2014 is the result of an overall reduction of administrative salaries and positions combined with tighter expense controls associated with the reduced volumes transported.

The decrease in general and administrative costs for the nine months for FOSI was related to acquisition costs that have been eliminated as a result of management’s focus internally on operations and customer relationships. In addition, management reduced professional fees to $656,000 for the nine months ended September 30, 2014 compared to $1,180,000 for the nine months ended September 30, 2013. Furthermore, stock compensation was reduced to $74,000 for the nine months ended September 30, 2014 compared to $1,751,000 for the nine months ended September 30, 2013.

Other (Income) Expenses- Other (income) expenses increased by $863,000 or 72% from approximately $1,206,000 for the nine months ended September 30, 2013 to approximately $2,070,000 for the nine months ended September 30, 2014. The increase is due to the loss on disposal of property and equipment of $849,000.

We have not recorded any federal income taxes for the nine months ended September 30, 2014 and 2013 because of our accumulated losses. Also, since there is continued uncertainty as to the realization of a tax asset, we have not recorded any tax benefit. In addition we have accrued $121,564 in provision for state taxes.

Discontinued operations - On July 24, 2013, management and the Board of Directors of the Company elected to discontinue the operations and sell the fixed assets of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations was June 1, 2013. All of the trucks and trailers and most of the supporting equipment have been sold. Management anticipates maximizing the value of the remaining assets by December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of September 30, 2014 we had total current assets of $1.8 million. Our total current liabilities as of September 30, 2014 were $12.9 million. Thus, we had a working capital deficit of $11.1 million as of September 30, 2014. The Company is severely cash constrained and needs to utilize the available cash from operations to pay trade vendors and service our long and short term debt. As of the date of this report, the Company continues to generate losses from operations, has an accumulated deficit and a working capital deficiency. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Our primary focus is to secure additional capital through business alliances with third parties or other debt or equity financing arrangements to stabilize and improve the financial condition of the Company and lower our cost of borrowing. Any such additional funding will be done on an "as needed" basis and will only be done in those instances in which we believe such additional financings will accomplish these goals. However, there can be no assurance that such additional funding will be available on commercially reasonable terms.

Our ability to secure additional capital through business alliances with third parties or other debt or equity financing arrangements which will allow the Company to further operate in the water disposal segment of the oilfield services industry is strictly contingent upon our ability to locate adequate debt or equity financing. There can be no assurance that we will be able to obtain debt or equity financing at terms that are acceptable to us.

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended
	September 30, 2014	September 30, 2013

Net cash used in operating activities of continuing operations	$(949,501)	$(43,460)
Net cash provided by (used in) operating activities of discontinued operations	(77,414)	1,077,613
Net cash provided by (used in) operating activities	(1,026,915)	1,034,153

Net cash provided by (used in) investing activities of continuing operations	513,336	(904,592)
Net cash provided by investing activities of discontinued operations	—	5,306
Net cash provided by (used in) investing activities	513,336	(899,286)

Net cash provided by (used in) financing activities of continuing operations	747,450	(132,373)
Net cash used in financing activities of discontinued operations	—	(63,062)
Net cash provided by (used in) financing activities	747,450	(195,435)

Net increase (decrease) in cash	$233,871	$(60,568)

As of September 30, 2014, we had approximately $286,000 in cash, an increase of approximately $234,000 from December 31, 2013 due to our positive cash flow from investing and financing activities. This was offset by cash used by operations.

Net cash used in operating activities was approximately $1,027,000 for the nine months ended September 30, 2014, and consisted of approximately $950,000 of net cash used for operating activities in addition to approximately $77,000 net cash used in operating activities of discontinued operations. Net cash provided by operating activities was approximately $1 million for the nine months ended September 30, 2013, consisted of approximately $43,000 of net cash used in operating activities in addition to approximately $1,078,000 net cash provided by operating activities of discontinued operations.

Net cash provided by investing activities was approximately $513,000 for the nine months ended September 30, 2014 related to proceeds for certain asset sales. Net cash used in investing activities was approximately $899,000 for the nine months ended September 30, 2013 which consisted of approximately $620,000 related to release of the escrow funds related to the CTT purchase, and approximately $381,000 used for capital expenditures and $97,000 proceeds for certain asset sales.

Net cash provided by financing activities was approximately $747,000 for the nine months ended September 30, 2014 which consisted of approximately $1.7 million cash received from borrowings and approximately $1.2 million in debt repayments and $216,000 proceeds from preferred stock subscriptions. None of these transactions were related to discontinued operations. Net cash used in financing activities was approximately $195,000 for the nine months ended September 30, 2013 which consisted of approximately $400,000 cash received from common stock sales, approximately $620,000 for the escrow funds release for the CTT purchase and approximately $2.9 million in debt repayments offset by approximately $63,000 net cash used in financing activities of discontinued operations.

The oil and gas industry is subject to various trends including the availability of capital for drilling new wells, prices received for crude oil and natural gas, sources of crude oil outside our area of operations, interest rates, and the overall health of the economy. We are not aware of any specific trends that are unusual to our Company, as compared to the rest of the oil and gas industry.

Capital Expenditures

The Company suspended capital expenditures during the nine months ended September 30, 2014 due to the lower volumes transported. Capital expenditures for nine months ended September 30, 2013 of $381,000, were mainly related to the improvements of our disposal wells. We currently are not anticipating any major capital expenditures for the remainder of 2014.

Indebtedness

On April 11, 2014 an accredited investor, who is also a stockholder in the Company purchased the Capital One Note -from Capital One and assumed all the existing terms and conditions of the Senior Loan Facility including Capital One's security interest in the Company's assets.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for the amount of $5 million. ICON has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the ICON Note are in all material respects the same as in the Senior Loan Facility. As of September 30, 2014, the Company was not in compliance of its debt covenants and accordingly classified the entire note balance as a current liability. In addition, on October 7, 2014, the company received a Notice of Payment Default/Acceleration Obligations. ICON continues to reserve all of its rights and remedies under the ICON Credit Agreement and common law by virtue of the Credit Parties default on their obligations. Management is in discussion with ICON and anticipates a mutually agreeable resolution.

Outlook

In response to the recent losses, the Company is reviewing various aspects of its operations to reduce costs. In connection with its review, the Company has elected to discontinue the trucking operations of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. However, Trinity does currently maintain the operation of primarily one disposal well and charges disposal fees to third parties who utilize the well. The discontinuation may include the sale of additional non-core assets of Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC, but there can be no assurance that we will receive sufficient value in any sale to cover our losses or that if we cease operations in any service area that the assets will be profitably employed elsewhere.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of September 30, 2014.

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

Our management, including the CEO, does not expect that its disclosure controls or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On November 3, 2014 ICON filed suit in Dallas County District Court, Cause No. DC-14-12819, against Frontier and each of its subsidiaries seeking the sum of $4,290,066.69 plus costs and attorney’s fees claiming that Frontier was in breach of the ICON loan agreement. Frontier believes that it is current in its financial obligations to ICON and can cure any technical covenants which ICON claims are not currently in compliance. Frontier intends to defend the lawsuit.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 5. OTHER INFORMATION

The Board of Directors and management of the Company are currently seeking and reviewing potential transactions that may provide the Company with an opportunity to improve its current financial condition including: i) refinancing of all or a portion of our existing debt, ii) entering into operational or joint venture agreements that could have the effect of reducing our costs, iii) sale of all or a portion of our assets to raise cash to pay our current debts and (iv) raise additional equity to pay down the debt. There can be no assurance the Company will be successful in finding and closing any of the above options.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2014.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	By:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne Chief Executive Officer
and Chief Accounting Officer

