Form 10-K
period 2014-12-31
FRONTIER OILFIELD SERVICES INC
filed 2015-03-31
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30746

FRONTIER OILFIELD SERVICES INC.

(Exact name of registrant as specified in its charter)

Texas	75-2592165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

503 W. Sherman Street Chico, Texas	76431
(Address of Principal Executive Offices)	Zip Code

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐  Yes  ☒  No

On June 30, 2014, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,408,118. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on June 30, 2014 as reported on the Over-The-Counter Pink Sheet Market. As of March 23, 2015, the Company had 5,457,486 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

FRONTIER OILFIELD SERVICES, INC.

PART I

Forward Looking Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward-looking statements.  Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, technological change, dependence on key personnel, availability of key component parts, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.  We do not undertake to update any forward-looking statements.

We do not have an operative web site upon which our periodic reports, proxy statements and Reports on Form 8-K appear. Our reports are available on the SEC’s EDGAR system and may be viewed at http://www.sec.gov.

As used herein, references to the “Company” are to Frontier Oilfield Services, Inc. a Texas corporation and its subsidiaries (“Frontier”).

Item 1. Business

Our Business

Frontier Oilfield Services, Inc. a Texas corporation (and collectively with its subsidiaries, “we”, “our”, “Frontier”, “FOSI”, or the “Company”), was organized on March 24, 1995. The accompanying consolidated financial statements include the accounts of the Company as well as:

  Frontier Acquisition I, Inc., and its direct and indirect subsidiaries Chico Coffman Tank Trucks, Inc. (“CTT”) and Coffman Disposal, LLC; and
  Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC.

 Frontier operates in the oilfield service industry and is primarily involved in the transportation and disposal of saltwater and other oilfield fluids in Texas. Frontier owns and operates eleven disposal wells in Texas. Six of these disposal wells are located in the Barnett Shale region in north central Texas and five of these wells are located in east Texas near the Louisiana border.

The Barnett Shale region is a highly productive shale formation with a concentration of successful oil and gas wells. These wells have been completed using hydraulic fracturing and directional drilling techniques. In east Texas, the producing oil and gas wells have typically been in place for many decades. Production stimulation techniques such as salt water flood projects are used whereby salt water is injected into a producing formation to accelerate the migration of hydrocarbons to the well bore. The oil and gas wells in the Barnett Shale and in east Texas produce commercially viable volumes of hydrocarbons in the form of crude oil and natural gas. In addition these wells produce significant volumes of salt water and other fluids as a by-product of the production of hydrocarbons. The salt water and fluids must be routinely removed from the well site on a daily, semiweekly or weekly basis depending on the flow rate of the wells.

Frontier owns, operates and maintains a fleet of trucks and vacuum trailers in its CTT subsidiary. Frontier also owns and operates over thirty trucks, 50 trailers with capacities ranging from 130 barrel (“Bbl.”) up to 150 Bbl., and six 120 Bbl. capacity tank trucks. Frontier employs approximately sixty full time drivers for these transport assets and typically operates the fleet 24 hours a day up to 7 days a week depending on the volume of work available. These transport assets are used to transport and dispose salt water and other oilfield fluids in Frontier’s disposal wells and in other third-party disposal wells in the Company’s operating regions.

The significant quantity of wells in the Barnett Shale and east Texas regions combined with the presence of salt water and other fluids in the production process creates significant demand for transport and disposal services such as those services provided by Frontier.

Our disposal wells represent a significant competitive advantage over our competitors that do not own their disposal wells. Our customer base includes national, integrated, and independent oil and gas exploration companies operating in the Barnett Shale region and in east Texas.

We have one customer that represents approximately 53% and 52% of our revenue for the years ended December 31, 2014 and December 31, 2013, respectively. We have a Master Services Agreement (“MSA”) with this customer that expires on March 31, 2015. The customer has recently conducted a competitive bidding process to qualify all current vendors providing saltwater transport and disposal services for the customer. On March 25, 2014 we were notified by the customer that we were unsuccessful in retaining our business with the customer. Our MSA with the customer will not be renewed and will expire on March 31, 2015. Management is in the process of preparing for the implications of the loss of this business volume, which will be significantly lower revenues and cash flows beginning in April of 2015.

Recent Developments

On April 11, 2014, our line of credit and term loan held by Capital One Bank, N.A was purchased by an accredited investor, who is also a stockholder of the Company. The terms of the loan now held by the stockholder are the same as outlined in the credit agreement with Capital One Bank, N.A.

On June 10, 2014, an accredited investor who is also a stockholder purchased our note payable to Asher Enterprises, Inc. (the “Asher Note”). The accredited investor assumed the terms and conditions of the Asher Note agreement without alteration.

On September 30, 2014, Jimmy D. Coffman resigned from his position as an executive of CTT and surrendered 437,500 shares of our common stock. The surrendered shares of common stock were cancelled on October 30, 2014.

On December 27, 2014, an affiliate of an accredited investor who is also a stockholder purchased the note payable to ICON Investments (the “ICON Note”). The accredited investor assumed the terms and conditions of the ICON Note agreement without alteration.

On December 29, 2014, our Board of Directors unanimously approved the issuance of 1,125,000 shares of 2014 Series A 7% Convertible Preferred Stock of the Company to an accredited investor, who is also a stockholder in the Company, in exchange for the extinguishment of $450,000 in unsecured debt, including $191,000 for the principal and accrued interest owed on the Asher Note and $259,000 of unsecured payables owed to the accredited investor. This series of preferred stock was created by the filing of a certificate of designation on February 15, 2015.

On February 12, 2015, we executed a settlement agreement in litigation which had been asserted against certain of our officers of the Company and for which we were obligated to indemnify such officers. The effect of the settlement agreement was the cancellation of two subordinated promissory notes originally totaling $3,665,263. The settlement resulted in the reduction of our indebtedness by $2,082,407. These promissory notes were owed to the former owners of CTT and related to our acquisition of CTT.

Development and Operating Activities

Economic conditions in the oil and gas industry are subject to volatility. The uncertain nature of these economic conditions combined with federal and state regulatory uncertainty in the energy industry requires operators to be flexible and adept at adjusting operations and strategy to achieve profitability. We intend to constantly evaluate all conditions and risks affecting our operating activities and to respond to those conditions by employing resources in areas we believe to have the most potential for success. Over the past several months, declines in the price of crude oil and natural gas have put economic pressure on oil producers, requiring them to seek expense reductions to offset the decline in their revenues. The oil field service industry has been and will continue to be affected by the volatility in oil and natural gas prices, and may experience lower revenues as oil producers’ pressure oil field service providers for lower cost service.

The Company’s business requires capital to fund operations and growth. Management intends to conduct operations to generate sufficient capital to be used for growth of the existing operation and for reduction in debt. In order to adequately fund operating activities, reduce current liabilities and debt, and pay interest costs, we may need to secure additional capital from third parties or other debt or equity financing sources. There can be no assurance that we will be able to enter into additional financing arrangements on terms that are acceptable. There are also no assurances that we will be able to achieve profitability as a result of our operations in the current market environment.

General Regulations

Both state and federal authorities regulate the transportation and disposal of salt water, produced fluids and drilling fluids. The executive and legislative branches of government at both the state and federal levels have periodically proposed the establishment of controls on salt water disposal, environmental protection, as well as various other related programs impacting the salt water disposal business. If any further legislation is promulgated related to the transport or disposal of salt water, produced fluids or drilling fluids, such legislation could have a material effect on our operations.

Our costs of regulatory compliance are approximately $125,000 per year. In addition we are required to maintain performance bonds and certain letters of credit in favor of regulatory agencies such as the Texas Railroad Commission. We currently maintain approximately $100,000 in security in the form of performance bonds and letters or credit for the benefit of certain regulatory agencies.

Federal Regulatory Actions

Federal legislation has also been introduced which may have an effect on the use of hydraulic fracturing to increase oil and gas production, primarily in shale formations, due to concerns related to potential contamination of drinking water supplies.

The U.S. Environmental Protection Agency (“EPA”) has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel. In addition, Congress has considered legislation to provide for federal regulation generally of hydraulic fracturing in the United States under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.

The Company’s operations are located in areas where hydraulic fracturing is employed as the primary method of establishing and developing oil and gas producing wells. These areas are also where the majority of the Company’s revenues are generated as these producing wells also generate salt water and other fluids as by-products of the oil and gas producing process. Any regulation inhibiting or prohibiting the use of hydraulic fracturing may have a material adverse effect on our operations.

State Regulatory Controls

The State of Texas (where we operate) regulates the operation and permitting associated with the transport and disposal of salt water and other produced fluids. Because are primarily engaged in salt water, produced fluids and drilling fluid disposal activities, our operations are subject to inspection and permitting by authorities of the State of Texas. There have been recent regulatory and legislative proposals related to concerns with potential water supply contamination potentially be caused by hydraulic fracturing operations.

Environmental Regulations

Our salt water and other fluids disposal operations are subject to environmental protection regulations established by federal, state, and local agencies. We believe we are in compliance with the applicable environmental regulations established by these agencies with jurisdiction over our operations. Certain environmental regulations currently in effect could have a material adverse effect on our earnings or prospects for profitability if we received a determination from one of these agencies that our operations are not in compliance. The Texas Legislature has mandated a regulatory program for the management of hazardous wastes generated during crude oil and natural gas exploration and production, gas processing, oil and gas waste reclamation, salt water disposal and transportation operations. The disposal of these wastes, as governed by the Railroad Commission of Texas, is subject to the supervision of state of Texas authorities. Our disposal operations are also subject to inspection and regulation by state and federal environmental authorities.

Employees

Currently, we have 83 full-time employees, with two full-time employees at our corporate office and 81 full-time employees in operations.

Item 1A. Risk Factors

Business Risks

Our business volume has declined and our operations have lost a significant amount of money during the last two fiscal years.

Due to reductions in the volume of business combined with significant debt, the Company’s operations have not been profitable. We have made substantial changes in our operations including significant reductions in operating expenses and employees, the closing of our salt water disposal operations in east Texas, and sales of certain non-productive assets to raise cash to pay interest expenses and reduce debt. There can be no assurance we will be successful in returning to profitability. If we are unable to return to profitability we may be required to seek the protection of the United States Bankruptcy Court and liquidate or reorganize.

Our independent auditors have issued a report which raises the question about our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the year ended December 31, 2014 includes a paragraph that explains that we have been experiencing financial and liquidity concerns. Per the report, these conditions raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report, along with our recent financial results, may make it difficult for us to raise additional debt or equity financing necessary to conduct our operations.

We have a significant amount of debt and our operational losses may prevent the payment of our debt when due.

We currently have a significant amount of debt outstanding which requires us to meet certain operating and financial covenants and on which we are required to pay interest and repay principal. We have failed to meet the operational or financial covenants and have failed to pay interest and principal on our debt in a timely matter and are therefore in breach of certain of our loan agreements. Our secured creditors could foreclose on their collateral which constitutes all of our assets. Due to our reduced business volume and operating losses, we have been dependent upon two of our significant shareholders who have purchased our equity and provided funds to make our debt payments. If we are unable to increase business volumes or otherwise return to profitability and we are unable to raise additional debt or equity capital, we may default on our debt and our creditors could foreclose on our assets. We would then cease operating as a going concern and you could potentially lose all of your investment in the Company.

Our future success depends upon our ability to adapt to changes in the oil services industry and successfully implement our business strategy.

Due to lower market prices for crude oil and other changes occurring in the oil industry, many of our customers are seeking to reducing their costs and to reduce their operations. We have begun implementing a business plan with an emphasis on increasing the volumes of salt water, produced fluids and drilling fluids we transport and dispose of. The planned increase in business volume may require that we reduce prices for the services we perform for our customers due to the current economic environment in the oil and gas industry. We currently have limited financial resources and there can be no assurance we will be successful in gaining additional salt water disposal business from new and existing customers at prices and terms that would allow us to make a profit.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect our services.

Hydraulic fracturing is an important and commonly used process for the completion of oil and natural gas wells in formations with low permeability, such as shale formations. Hydraulic fracturing involves the pressurized injection of water, sand and chemicals into rock formations to stimulate production. Due to concerns surrounding the potential impacts of hydraulic fracturing activities on groundwater quality, certain legislative and regulatory proposals have been initiated in the United States to make permitting, public disclosure and construction and operational compliance requirements more stringent for hydraulic fracturing. While hydraulic fracturing typically is regulated in the United States by state oil and natural gas commissions, there have been developments indicating that more federal regulatory involvement may occur.

The EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act, or SDWA, over certain hydraulic fracturing activities involving the use of diesel. In addition, the United States Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering adopting legal requirements that could impose more stringent requirements on hydraulic fracturing activities. In the event new or more stringent federal or state legal restrictions relating to use of the hydraulic fracturing process in the United States are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with requirements relating to permitting, construction, financial assurance, monitoring, recordkeeping, and/or plugging and abandonment, as well as could experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our water disposal services.

In addition, certain domestic governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is planning to develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities.

Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms, which events could delay or curtail production of oil and natural gas by exploration and production operations, some of which are our customers, and thus reduce or eliminate demand for our services.

We are subject to extensive and costly environmental laws and regulations that may require actions that could adversely affect our results of operations.

Our operations are affected by stringent and complex federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liability for cleanup costs, natural resource damages and other damages as a result of our operating activities that were lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties.

Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. If existing regulatory requirements or enforcement policies change or are more stringently enforced, we may be required to make significant unanticipated capital and operating expenditures. Any failure to comply with applicable environmental laws and regulations may result in governmental authorities taking actions that could adversely impact our operations and financial condition, including the:

  issuance of administrative, civil and criminal penalties;
  denial or revocation of permits or other authorizations;
  reduction or cessation in operations; and
  performance of site investigatory, remedial or other corrective actions.

There are risks inherent in reworking, completing and operating disposal wells.

Reworking and completing saltwater disposal wells involves a degree of risk, and sometimes results in unsuccessful efforts, for a variety of reasons. We cannot control the outcome of operations entirely, and there can be no assurance that any operation will be successful. Even though a disposal well is permitted to accept a certain amount of water, there is no assurance that the disposal well or any specific zone in the well will be capable in fact of absorbing any specific amount of water. Disposal wells may also be ruined or rendered unusable during operations due to technical or mechanical difficulties. Should a well be successfully completed or perforated, there is still no assurance that the zone in which the well is completed or perforated will be able to absorb saltwater at a rate that will support profitable operations. Disposal wells can encounter problems that render the well unusable, even after a period of successful operation. There can be no assurance we will be able to successfully rework, complete or operate any specific well, or will be able to operate sufficient wells to achieve a consistent positive cash flow or to achieve profitability.

Our success will likely depend on the continuing availability of certain disposal wells.

We believe there will be available a number of existing disposal wells and sources of locations for the drilling of new wells necessary to provide us with sufficient disposal capacity at a reasonable cost. However, there can be no assurance that disposal wells or disposal well locations will always be available or available at a reasonable cost. There can be no assurance we will have the resources to drill and/or complete additional wells. If we are not able to obtain disposal wells or disposal well drilling locations or the wells or locations are available but their cost is no longer reasonable, our finances would be directly impacted and we might not have the ability to continue as a going concern.

We may not be sufficiently insured or insured against all potential liabilities.

We could incur substantial liabilities in connection with reworking or operating disposal wells. We may not be able to insure against all such liabilities, may carry insurance in amounts not sufficient to cover all such liabilities or may elect to self-insure against such liabilities due to the premium costs involved or due to lack of available insurance coverage. Other parties with whom we contract for operations may carry liability insurance, but there is no assurance that the insured risks or the level of insurance coverage obtained by such parties will be sufficient to cover all potential liability we or such parties incur. Further, there may be occurrences resulting in expenses or liabilities to third parties that are of a nature that cannot now or may not in the future be insured. Uninsured liabilities to third parties could reduce the funds available to us, could exceed the value of our assets, and could result in the complete loss of property we own.

We are dependent upon our trucking operation and are subject to potential liability from trucking.

Our primary method of collecting and transporting salt water and other fluids from our customers is by truck. Consequently, we have a number of trucks operating on the roads and highways where potential accidents and liability may occur. While we insure against certain risks, there is no assurance that we will be able to obtain such insurance in the future or if available that the insurance will be adequate to cover all of any potential liability or judgment rendered which might be rendered against us. Should we not be insured or if the amount of our insurance is ultimately inadequate to cover any finding of liability then it is likely we would not be able to continue as a going concern.

We may not be able obtain the necessary permits.

We are required to obtain certain permits, approvals or licenses in connection with our disposal well and trucking operations. We may not be able to obtain new or transferred permits, approvals or licenses on a timely basis or at all, which would result in material adverse consequences to our business and financial condition.

Our salt water disposal operations may be subject to liability or claims of environmental damages.

We operate existing salt water disposal wells and locations which have received the necessary governmental permits for drilling a disposal well. Although the disposal wells have received certain governmental regulatory licenses, permits or approvals this does not shield us from potential claims from third parties claiming contamination of their water supply or other environmental damages. Remediation of environmental contamination or damages can be extremely costly and such costs, if we are found liable, could be of such a magnitude as to cause us to cease operating as a going concern.

Our business may fail.

There is limited operating history upon which to base an assumption that we will be able to achieve our revised business plans. Our salt water disposal operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of significant operating history and potential undercapitalization. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including our ability to acquire suitable assets and to maintain our existing customer base and attract new customers. There can be no assurance we will achieve our projected goals or accomplish our business plans; and such failure could have a material adverse effect on our operations and our stockholders. If we are not able to achieve and maintain operating revenues, we could fail and you could lose your entire investment.

We will require additional funding to implement our business plan.

Our estimate of the amounts required to fund our future operations is based upon assumptions that may not prove accurate. If we do not have adequate funds to cover operating expenses and working capital requirements, we will require debt and/or equity financing sources for additional working capital. We may further leverage our assets and may use the assets as collateral to secure financing. There is no assurance that we will be able to obtain additional debt or equity funding if necessary.

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

Competition may adversely affect us.

The salt water and production fluids disposal services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can.

Our operations are subject to inherent risks, some of which are beyond our control.

Our operations are subject to hazards inherent in the oil and gas industry, including, but not limited to, accidents, blowouts, explosions, craterings, fires and oil spills. These conditions can cause:

•              personal injury or loss of life;

•              damage to or destruction of property and equipment and the environment; and

•              suspension of operations.

The occurrence of a significant event or adverse claim in excess of any insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations. Litigation arising from a catastrophic occurrence at a location where our equipment or services are being used may result in our being named as a defendant in lawsuits asserting substantial claims.

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

Currently proposed legislative changes, including changes to tax laws and regulations, could materially, negatively impact our operations and financial results, increase the costs of doing business and decrease the demand for our products.

The current U.S. administration and Congress have proposed several new articles of legislation or legislative and administration changes, including changes to tax laws and regulations, which could have a material negative effect on our operations and financial results. Some of the proposed changes that could negatively impact us are:

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

All of our customers operate in the energy industry. This concentration of operations and customers in a single industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.

The loss of a significant customer could adversely affect our financial results.

For 2013 and 2014, a single customer accounted for approximately 52% and 53% of our revenues. We have a Master Services Agreement with this customer that expires on March 31, 2015. Although we are engaged in renewal negotiations with this customer, to date no decision has been made. If we are not able to retain this customer’s business, our financial results could be significantly and negatively impacted and we would need to devote substantial organizational resources to replacing this business. In addition, even if we retain this business, it may not be on identical terms to those in place in prior years and our financial results could be impacted by any change in terms.

Oil prices are volatile. A substantial decrease in oil prices could adversely affect our financial results.

Our future financial condition may be impacted by the level of oil and natural gas market prices. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given world geopolitical conditions. In addition, our cash flow from operations is somewhat dependent on the prices that we receive for oil sold from our disposal operations. The price volatility in the oil and natural gas market also affects the cash flow and operations of our customers and their ability to purchase our services. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer demand for oil and natural gas;
•	the domestic and foreign supply of oil and natural gas;
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil and natural gas price and production controls;
•	the price of foreign oil and natural gas;

•	domestic governmental regulations and taxes; and
•	the price and availability of alternative fuel sources.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would reduce revenue and, as a result, could have a material adverse effect upon our financial condition, results of operations, and the carrying values of our properties. If the oil industry experiences significant price declines, we may, among other things, be unable to meet our financial obligations or make planned expenditures.

Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $11.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2011, NYMEX oil prices fluctuated but averaged $97.00 per Bbl and for 2012 oil prices also fluctuated but averaged approximately $94.00 per Bbl. In 2013 NYMEX oil prices averaged $97.91 per Bbl. Current market prices for crude oil have declined over 45% since the summer of 2014 and have recently ranged from $45 to $55 per Bbl. These price differentials relative to NYMEX prices can have an impact on our profitability.

Loss of key employees and sponsors could adversely affect our business.

Our success is dependent upon the continued services and skills of our key employees and certain large stockholders. The loss of services or participation of any of these key individuals could have a negative impact on our business because of their skills and industry experience and the difficulty of promptly finding qualified replacements.

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

Pursuant to our certificate of incorporation, our board of directors has the authority to issue additional series of preferred stock and to determine the rights and restrictions of shares of those series without the approval of our stockholders. The rights of the holders of the current series of common stock may be junior to the rights of common stock that may be issued in the future. In addition, any future series of preferred stock could be convertible into shares of our common stock, which could result in dilution to your investment.

There may be future dilution of our common stock.

We may pursue an acquisition strategy which is likely to require the issuance of common shares as a component of the purchase price for the acquisitions. Any such issuance will result in dilution of our common stock. In addition, to the extent options to purchase common stock under employee and director stock option plans are exercised, holders of our common stock will be diluted. If available funds and cash generated from our operations are insufficient to satisfy our needs, we may be compelled to sell additional equity or convertible debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

Item 2. Description of Properties.

Our principal executive offices are located in an office building at 503 W. Sherman St., Chico, Texas 76431.

We also own 7.055 acres at the above address Chico, Texas on which we have 3 buildings. These facilities serve as our executive and administrative offices and headquarters for CTT operations including repair & maintenance facilities for its transportation fleet and salt water disposal services business. CTT has three operating wells near Chico, Texas. Two of these well locations have small buildings for well monitoring and operations. We also own 7.49 acres in Harrison County, Texas on which three of our disposal wells are located, along with a small office and repair shop for the operation of these wells.

We are obligated under long-term leases for the use of land where six of our disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with no option to renew. The monthly lease payments for the disposal well leases total $10,800.

Disposal Wells. We currently own and operate eleven disposal wells which are licensed by the State of Texas for the disposal of salt water and certain drilling fluids. We receive fees from the use of our wells from our own operations or by third parties who contract for the use of our disposal wells. Our disposal wells and their locations are as follows:

Company	Well Name	Permit #	Location	State	Own/ Lease	Lease Term Exp.	Lease Terms
Coffman Disposal, LLC
Trull Disposal Well, LLC	Trull 1	11954	Trull Lease, Well No. 1, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	$1,500 per month
Trull Well #2, LLC	Trull 2	12180	Trull Lease, (19617), Well No. 2, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	Included in above
Trull Well #3 LLC (in process)	Trull 3	13300	Trull (000000) Lease Boonsville Field, Wise County RRC District 09	TX	Lease	not completed	$1,500 per month
CSWU Well, LLC	CSWU	11891	Caughlin Strawn West Unit Lease, (30288), Well No. 1202U, Caughlin (Strawn) Field, Wise County, RRC District 09	TX	Lease	5/31/2018	$1,800 per month
Brunson Well, LLC	Brunson 1	11779	Brunson Kenneth Lease (30152) Lease, Well No.1 WD, Boonsville (Bend Congl., Gas) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	$4,000 per month
Brunson Well, LLC	Brunson 2	12533	Brunson Kenneth Lease (30152), Well No. 2 Boonesville (Bend Congl., Gas) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	Included in above

Trinity Disposal Wells, LLC
Trinity Disposal Wells, LLC	Barker - Hope	17034	Barker-Hope Lease, (016675), Well No. 4, Scottsville, NW (Page 6400) Field, Harrison County, RRC District 06	TX	Lease	5 year renewals	$1,000 per month
Trinity Disposal Wells, LLC	Riley	16157	756 Akin Road, Waskom TX 75692; (Riley Lease, (14193), Well No. 1SW, Waskom (Riley 6225) Field, Harrison County, RRC District 06	TX	Own	n/a	n/a
Trinity Disposal Wells, LLC	Shaw	16705	Shaw, Jim Lease, (029412), Well No. 1, Bethany (Pettit) Field, Harrison County RRC District 06	TX	Lease	5 year renewals	$1,000 per month
Trinity Disposal Wells, LLC	Dorsett	11388	Well No. 1 Blocker (Cotton Valley) Field Harrison County, RRC District 06	TX	Own	n/a	n/a
Trinity Disposal Wells, LLC	Newt	F1619	Newt Lease, Well No. 1 Blocker (Page) Field, Harrison County, Texas, District 06	TX	Own	n/a	n/a

We are currently attempting to sell our disposal wells in east Texas.

Item 3. Legal Proceedings

On November 3, 2014, ICON Investments filed suit in Dallas County District Court, Cause No. DC-14-12819, against us and each of our subsidiaries seeking the sum of $4.3 million plus costs and attorney’s fees. ICON claimed we were in breach of the ICON Note agreement. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the ICON Note from ICON Investments and the litigation with ICON Investments was terminated by agreement. The accredited investor assumed the terms and conditions of the ICON Note agreement.

In addition, although we were not named as a party, certain of our current and former officers were involved in litigation filed against them and, as a result, we were obligated to indemnify these officers. Jimmy Coffman and Elaine Coffman v. Tim P. Burroughs and Dick O’Donnell CAUSE NO. CV14-02-115 was filed in the 271st Judicial District Wise County, Texas wherein the Coffmans sought to obtain the sum of $2.1 million which they alleged was owed to them on a promissory note as a result of our purchase of CTT and its subsidiary, Coffman Disposal, LLC. The lawsuit was defended through our Directors and Officers insurance carrier, Chubb Insurance. On February 12, 2015 we executed a settlement agreement in the litigation with the Coffmans whereby the Coffmans received a cash payment from Chubb in exchange for the termination of the litigation and the cancellation of the two subordinated promissory notes with face amounts totaling $3.7 million. The settlement resulted in the reduction of our debt by $2.1 million. We paid approximately $150,000 in defense costs, which represented the amount of our deductible under our Directors and Officers insurance policy.

We are also a named defendant, along with the previous named officers, in certain litigation styled Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. “Dick” O’Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas. The plaintiffs in this matter allege they have been damaged by our failure to complete a disposal well in a joint venture between the parties. We are vigorously defending this lawsuit and believe the lawsuit is without merit.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prices for our common stock are currently quoted in the over-the-counter Pink Sheets maintained by the National Quotation Bureau (NQB) owned Pink Sheet OTC Market, Inc. and our ticker symbol is FOSI.PK. The following table shows the high and low bid information for our common stock for each quarter during the indicated periods.

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2014	$0.11	$2.96
Quarter ending June 30, 2014	$0.18	$0.65
Quarter ending September 30, 2014	$0.15	$0.60
Quarter ending December 31, 2014	$0.60	$0.60

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2013	$2.25	$2.25
Quarter ending June 30, 2013	$1.00	$1.00
Quarter ending September 30, 2013	$0.26	$0.48
Quarter ending December 31, 2013	$2.96	$2.96

The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 1,639 shareholders of record for our common stock as of December 31, 2014.

On December 29, 2014, the Board of Directors approved the issuance of 1,125,000 shares of cumulative convertible preferred stock in exchange for the cancellation of certain unsecured debt totaling $450,000 held by one of our significant stockholders. The newly issued preferred stock features a 7% cumulative dividend, payable quarterly, with payment at the option of the Company to be made in kind or in shares of common stock based on a per share valuation set at a 25% discount to the five day average closing bid price of the market price. The preferred shares were issued in January 2015 in an exempt transaction to the significant stockholder of the Company under Section 4(5) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

Not applicable as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 2014 and 2013.

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

Recent Financial Developments

On April 11, 2014, our line of credit and term loan held by Capital One Bank, N.A was purchased by an accredited investor, who is also a stockholder of the Company. The terms of the loan now held by the stockholder are the same as outlined in the credit agreement with Capital One Bank, N.A.

On June 10, 2014, an accredited investor who is also a stockholder purchased our note payable to Asher Enterprises, Inc. (the “Asher Note”). The accredited investor assumed the terms and conditions of the Asher Note agreement without alteration.

On September 30, 2014, Jimmy D. Coffman resigned from his position as an executive of CTT and surrendered 437,500 shares of our common stock. The surrendered shares of common stock were cancelled on October 30, 2014.

On December 27, 2014, an affiliate of an accredited investor who is also a stockholder purchased the note payable to ICON Investments (the “ICON Note”). The accredited investor assumed the terms and conditions of the ICON Note agreement without alteration.

On December 29, 2014, our Board of Directors unanimously approved the issuance of 1,125,000 shares of 2014 Series A 7% Convertible Preferred Stock of the Company to an accredited investor, who is also a stockholder in the Company, in exchange for the extinguishment of $450,000 in unsecured debt, including $191,000 for the principal and accrued interest owed on the Asher Note and $259,000 of unsecured payables owed to the accredited investor. This series of preferred stock was created by the filing of a certificate of designation on February 15, 2015.

On February 12, 2015, we executed a settlement agreement in litigation which had been asserted against certain of our officers of the Company and for which we were obligated to indemnify such officers. The effect of the settlement agreement was the cancellation of two subordinated promissory notes originally totaling $3,665,263. The settlement resulted in the reduction of our indebtedness by $2,082,407. These promissory notes were owed to the former owners of CTT and related to our acquisition of CTT.

Results of Operations

For the year ended December 31, 2014 we reported a net loss from continuing operations of $5.1 million as compared to a net loss from continuing operations of $8.7 million for the year ended December 31, 2013.

Revenue. Total revenue decreased by $18.9 million or 54% from $34.9 million for the year ended December 31, 2013 to $16.1 million for the year ended December 31, 2014.

The decrease in net revenue for the year ended December 31, 2014 is attributable to a reduced volume of saltwater and other fluids transported and disposed. During the year ended December 31, 2014 we transported and disposed approximately 11 million Bbl. of salt water and other fluids compared to approximately 19.3 million Bbl. during the year ended December 31, 2013. Reduced volumes of transported and disposed fluids also had the effect of reducing the volume and related proceeds from the sale of oil that was collected at our disposal wells.

Expenses. The components of our costs and expenses for the years ended December 31, 2014 and 2013 are as follows:

			%
			Increase
	2014	2013	(Decrease)
Costs and expenses:
Direct costs	$11,311,850	$26,485,768	-57%
Indirect costs	3,767,346	6,191,878	-40%
General and administrative	925,961	6,333,781	-85%
Depreciation and amortization	2,712,440	3,591,997	-24%

Total costs and expenses	$18,717,597	$42,603,424	-56%

The decrease in the volumes of saltwater and other fluids transported and disposed of necessitated a decrease in operating expenses for the year ended December 31, 2014. The decrease in direct costs is primarily attributable to the overall reduction in salaries, wages, benefits, fuel, repairs and maintenance for the truck fleet and the cost of the use of third party disposal wells.

The decrease in indirect costs for the year ended December 31, 2014 is the result of an overall reduction of administrative salaries and benefits, insurance costs and utilities resulting from tighter expense controls associated with the reduced volumes transported.

The decrease in general and administrative costs for the year ended December 31, 2014 was related to reduced professional fees, property taxes, communications costs and computer expenses. Management reduced professional fees by $1.6 million to $0.4 million for the year ended December 31, 2014 compared to professional fees expense of $2.0 million for the year ended December 31, 2013. Stock compensation was reduced to $74,000 for the year ended December 31, 2014 compared to $2.4 million for the year ended December 31, 2013. General and administrative personnel and salaries were substantially reduced during the year ended December 31, 2014.

Other (Income) Expense. Other (income) expenses for the year ended December 31, 2014 included $1.8 million of interest expense compared to $1.8 million of interest expense for the year ended December 31, 2013. In addition, other (income) expense for the year ended December 31, 2014 included a loss on the sale of non- productive assets of $0.8 million compared to a gain of approximately $0.4 million for the year ended December 31, 2013. Other (income) expense for the year ended December 31, 2013 included a gain of $2.3 million for the write-off of the contingent consideration payable associated with the acquisition of CTT and an impairment loss of property and equipment of $1.8 million related to FIG activity.

We have not recorded federal income tax expense for the years ended December 31, 2014 and 2013 because of our net losses. Also, since there is continued uncertainty as to the realization of a deferred tax asset, we have not recorded any deferred tax benefits.

Discontinued operations - On July 24, 2013, management and our Board of Directors elected to discontinue the operations and sell the fixed assets of Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC. The effective date of the discontinuation of operations was June 1, 2013. In the fourth quarter of 2014, however, management elected to continue to operate these wells. Based on this decision, our financial statements have been restated to reflect the discontinued operations as continuing operations.

Liquidity and Capital Resources

Cash Flows and Liquidity

As of December 31, 2014 we had total current assets of $1.6 million. Our total current liabilities as of December 31, 2014 were $14.6 million, with $10.4 million of the current portion consisting of long term debt. We had a working capital deficit of $13.1 million as of December 31, 2014 compared to a working capital deficit of $13.4 million as of December 31, 2013.

Management is focused on working closely with our current lenders to fund operations through current cash flows, and pay interest costs when excess cash becomes available. We plan to seek additional capital through third parties or other debt or equity financing arrangements to stabilize and improve our financial condition. Management also plans to work with our current lenders and debt holders to lower our cost of borrowing by renegotiating the terms of our existing debt and potentially offering debt holders an opportunity to exchange their debt for equity in the Company. Management will seek additional financing in those instances in which we believe such additional financings will assist in accomplishing our goals. There can be no assurance that management’s plan will succeed.

Our ability to obtain access to additional capital through third parties or other debt or equity financing arrangements is strictly contingent upon our ability to locate adequate financing or equity investments on commercially reasonable terms. There can be no assurance that we will be able to obtain such financing on acceptable terms.

The following table summarizes our sources and uses of cash for the years ended December 31, 2014 and 2013:

	For the Years Ended
	December 31, 2014	December 31, 2013

Net cash used in operating activities	$(1,242,926)	$(8,385)

Net cash provided by investing activities	704,923	(444,983)

Net cash provided by (used in) financing activities	544,341	493,904

Net increase (decrease) in cash	$6,338	$40,536

As of December 31, 2014, we had $115,000 in cash and cash equivalents, an increase of $6,000 from December 31, 2013. The increase was due to cash sources from investing activities related to the $0.7 million proceeds from the sale of non-productive assets. During the year ended December 31, 2014, the Company disposed of property and equipment with a cost of $2.8 million and accumulated depreciation of $1.0 million. The Company received total proceeds of $1.0 million and recognized a loss of $0.8 million. During the year ended December 31, 2013, the Company disposed of property and equipment with a cost of $3.7 million and accumulated depreciation of $1.4 million. The Company received total proceeds of $2.7 million and recognized a gain of $0.4 million. Cash provided by financing activities for the year ended December 31, 2014 was $0.9 million, which primarily related to our sale of preferred stock for $0.7 million. The cash provided by investing and financing activities of $1.6 million was offset by cash used by operations of $1.6 million.

Net cash used in operating activities was approximately $1.2 million for the year ended December 31, 2014. Net cash used in operating activities was approximately $8,000 for the year ended December 31, 2013. The increase is cash used from operating activities during the year ended December 31, 2014 of $1.2 million is principally due to the $1.4 million increase in cash used to pay accounts payable and accrued liabilities during 2014.

Net cash provided by investing activities was $0.7 million for the year ended December 31, 2014, which primarily related to proceeds for sales of non-productive assets. Net cash used in investing activities was $0.4 million for the year ended December 31, 2013 which consisted of $0.6 million related to release of the escrow funds related to the CTT acquisition, and $0.4 million used for capital expenditures and $0.6 million related to proceeds for sales of non-productive assets.

Net cash provided by financing activities was $0.5 million for the year ended December 31, 2014, which consisted of $1.3 million cash received from borrowings, $1.0 million in debt repayments and $0.2 million in proceeds from preferred stock subscriptions. Net cash used in financing activities was $0.5 million for the year ended December 31, 2013, which consisted of $1.1 million of cash received from common and preferred stock sales, $0.6 million of escrow funds released related to the CTT acquisition, $1.5 million cash proceeds from borrowings and $2.7 million in debt repayments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS.

FRONTIER OILFIELD SERVICES, INC.

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Frontier Oilfield Services, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Frontier Oilfield Services, Inc. and its subsidiaries (the “Company”), as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Oilfield Services, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, LLP

Dallas, Texas

March 27, 2015

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$114,698	$108,360
Restricted cash	77,614	77,614
Accounts receivable, net of allowance of doubtful accounts of $193,483 and $33,321, respectively	930,841	1,605,903
Other receivable	—	287,076
Inventory	197,551	214,969
Prepaid expenses	9,287	1,364,303
Current portion of capitalized loan fees	242,092	289,194
Total current assets	1,572,083	3,947,419

Property and equipment, at cost	17,875,469	20,691,314
Less: accumulated depreciation	(6,855,473)	(5,554,487)
Property and equipment, net	11,019,996	15,136,827

Intangibles, net	3,084,698	3,491,472
Capitalized loan fees, net of current portion	383,204	625,296
Deposits	32,302	24,037
Total other assets	3,500,204	4,140,805
Total Assets	$16,092,283	$23,225,051

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$10,363,094	$8,756,472
Accounts payable	3,403,263	4,738,166
Accrued liabilities	857,854	1,171,643
Financed insurance premiums payable	—	1,119,213
Current portion of loan from shareholder	—	1,596,000
Total current liabilities	14,624,211	17,381,494
Long-term debt, less current maturities	1,594,795	1,656,231
Total Liabilities	16,219,006	19,037,725
Commitments and Contingencies (Note 9)
Stockholders' Equity:
Preferred stock to be issued	450,000	—
Preferred stock 2013 Series A- $.01 par value; authorized 10,000,000; 2,850,000 issued and outstanding as of December 31, 2014 1,750,000 issued and outstanding as of December 31, 2013	28,500	17,500
Common stock- $.01 par value; authorized 100,000,000 shares;
5,457,486 shares issued and outstanding at December 31, 2014
5,553,157 shares issued and outstanding at December 31, 2013	54,575	55,531
Additional paid-in capital	32,142,717	31,659,261
Prepaid stock compensation	—	(74,000)
Accumulated deficit	(32,802,515)	(27,470,966)
Total stockholders' equity (deficit)	(126,723)	4,187,326
Total Liabilities and Stockholders' Equity (Deficit)	$16,092,283	$23,225,051

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2014	December 31, 2013

Revenue, net of discounts	$16,080,914	$34,951,231
Costs and expenses:
Direct operating costs	11,311,850	26,485,768
Indirect operating costs	3,767,346	6,191,878
General and administrative	925,961	6,333,781
Depreciation and amortization	2,712,440	3,591,997
Total costs and expenses	18,717,597	42,603,424
Operating loss	(2,636,683)	(7,652,193)
Other (income) expense:
Interest expense	1,823,322	1,862,339
(Gain) loss on disposal of property and equipment	797,372	(369,687)
Gain on write off of contingent consideration liability	—	(2,300,000)
Loss on impairment of property and equipment	—	1,813,000
Loss on extinguishment of debt	4,453	—
Loss before provision for income taxes	(5,261,830)	(8,657,845)
Provision for state income taxes	23,536	77,209
Net loss	$(5,285,366)	$(8,735,054)

Net loss per common share - basic and diluted:	$(0.92)	$(1.66)

Weighted Average Common Shares Outstanding:
Basic and Diluted	5,751,181	5,250,820

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net loss	$(5,285,366)	$(8,735,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,712,440	3,591,997
Gain on write off of contingent consideration liability	—	(2,300,000)
Loss on impairment of property and equipment	—	1,813,000
Bad debt expense	160,162	33,321
Issuance of common stock for services	74,000	2,609,538
Loss on extinguishment of debt	4,453	—
Payment of expenses by stockholder in exchange for purchase of preferred stock	314,743	—
(Gain) loss on disposal of property and equipment	797,372	(369,687)
Amortization of capitalized loan fees	325,442	371,333
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	514,900	2,280,784
Other receivable	287,076	(287,076)
Inventory	17,418	105,762
Prepaid expenses	1,355,016	389,545
Deposits	(8,265)	70,961
Increase (decrease) in operating liabilities:
Accounts payable	(1,033,132)	72,548
Accrued liabilities	(359,972)	45,929
Financed insurance premiums payable	(1,119,213)	298,714
Net cash used in operating activities	(1,242,926)	(8,385)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(430,980)
Proceeds from sale of property and equipment	704,923	605,919
Release of escrow funds	—	(619,922)
Net cash provided by (used in) investing activities	704,923	(444,983)

The accompanying notes are an integral part of these consolidated financial statements (continued).

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2014	December 31, 2013
Cash Flows From Financing Activities:
Proceeds from preferred stock issuance	$216,257	$700,000
Net proceeds from stockholder loans	1,381,309	1,246,000
Net change in line of credit	(931,181)	(1,086,707)
Proceeds on long term debt	—	220,490
Payments on long term debt	(122,044)	(1,606,194)
Payments from restricted cash account	—	619,922
Proceeds from common stock sales	—	400,393
Net cash provided by financing activities	544,341	493,904

Net increase in cash	6,338	40,536
Cash at beginning of the year	108,360	67,824
Cash at end of the year	$114,698	$108,360

Supplemental Cash Flow Disclosures
Interest paid	$1,183,224	$1,278,935

Supplemental Schedule of Non-Cash Investing and Financing Activities
Convertible notes conversion	$53,500	$—
Retirement of notes payable in exchange of preferred stock issuance	$359,000	$—
Cumulative dividend payable recorded in accrued liabilities	$46,183	$37,027
Retirement of financed insurance premiums payable with proceeds from shareholder loan	$—	$350,000
Disposal of property and equipment paid directly to lenders	$308,870	$1,765,969
Settlement of contingent consideration payable for acquisition of CTT	$—	$4,708,348
Beneficial conversion features of Asher Note	$—	$72,235

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Preferred			Additional	Prepaid		Total
	2013 Series A 7%		Stock	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	To Be Issued	Shares	Par Value	Capital	Compensation	Deficit	Equity (Deficit)

Balance December 31, 2012	—	$—	$—	4,529,090	$45,291	$23,122,487	$—	$(18,698,885)	$4,468,893
Sales of common stock	—	—	—	93,575	936	399,457	—	—	400,393
Shares issued for services	—	—	—	492,925	4,929	2,678,609	(74,000)	—	2,609,538
Settlement of deferred compensation payable	—	—	—	437,500	4,375	4,703,973	—	—	4,708,348
Convertible note - beneficial conversion features	—	—	—	—	—	72,235	—	—	72,235
Preferred stock sales	1,750,000	17,500	—	—	—	682,500	—	—	700,000
Shares rounding due to reverse split	—	—	—	67	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(37,027)	(37,027)
Net loss	—	—	—	—	—	—	—	(8,735,054)	(8,735,054)
Balance - December 31, 2013	1,750,000	17,500	—	5,553,157	55,531	31,659,261	(74,000)	(27,470,966)	4,187,326
Preferred stock sales	1,100,000	11,000	450,000	—	—	429,000	—	—	890,000
Shares issued for services	—	—	—	—	—	—	74,000	—	74,000
Conversion of convertible note to common stock	—	—	—	341,829	3,419	50,081	—	—	53,500
Common stock cancellation	—	—	—	(437,500)	(4,375)	4,375	—	—	—
Dividends	—	—	—	—	—	—	—	(46,183)	(46,183)
Net Loss	—	—	—	—	—	—	—	(5,285,366)	(5,285,366)
Balance December 31, 2014	2,850,000	$28,500	$450,000	5,457,486	$54,575	$32,142,717	$—	$(32,802,515)	$(126,723)

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

BUSINESS ACTIVITIES:

Frontier Oilfield Services, Inc. a Texas corporation (and collectively with its subsidiaries, “we”, “our”, “Frontier”, “FOSI”, or the “Company”), was organized on March 24, 1995. The accompanying consolidated financial statements include the accounts of the Company and Frontier Acquisition I, Inc., and its subsidiary Chico Coffman Tank Trucks, Inc. (CTT) and its subsidiary Coffman Disposal, LLC, and Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC (Note 11).

Frontier operates its business in the oilfield service industry and is primarily involved in the transportation and disposal of saltwater and other oilfield fluids in Texas. The Company currently owns and operates eleven disposal wells in Texas, six within the Barnett Shale in North Texas and five in east Texas near the Louisiana state line. The Company’s customers include national, integrated, and independent oil and gas exploration companies.

2.	GOING CONCERN:

The Company’s financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this report, the Company has generated losses from operations, has an accumulated deficit and a working capital deficiency. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, to reduce its operating expenses, reduce debt, reduce the cost of its debt, raise additional capital resources and develop additional sources of revenue sufficient to meet its operating expenses. The Company’s continuation as a going concern is dependent upon the achievement of profitable operations from the Company’s business.

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

Revenue Recognition

The Company recognizes revenues when services are rendered, field tickets are approved, signed and received, and when payment is determinable and reasonably assured. The Company extends short-term, unsecured credit to its customers for amounts invoiced.

Cash

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. The Company is obligated to maintain all deposits in one financial institution. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of December 31, 2014 and 2013, none of the Company’s cash was in excess of federally insured limits.

Restricted Cash

Restricted cash represents certificates of deposit used as collateral for letters of credit issued in favor of the Texas Railroad Commission as required pursuant to the Texas Railroad Commission’s regulations. The letters of credit provide evidence of financial responsibility for the operation of the disposal wells owned by the Company.  Restricted cash is not generally available to the Company until the respective letters of credit are cancelled or terminated undrawn.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of December 31, 2014 and 2013, the Company’s allowance for doubtful accounts was $193,483 and $33,321, respectively.

At December 31, 2014 and 2013, the Company had the following customer concentrations.

	Percentage of Revenue		Percentage of Accounts Receivable
	2014	2013	2014	2013
Customer A	53%	52%	22%	31%
Customer B	*	14%	*	*
Customer C	14%	*	29%	14%
Customer D	*	*	*	13%

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

The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to income in the respective period. The estimated useful lives are as follows:

Asset Description	Estimated Useful Life	Cost
Land	Non-depreciable	$225,000
Trucks and equipment	5-7 years	7,529,483
Disposal wells	5-14 years	9,046,686
Buildings and improvements	15 - 39 years	474,900
Office furniture and equipment	5-7 years	60,175
Disposal well under construction	Non-depreciable	539,225
Total property and equipment, at cost		17,875,469
Less: accumulated depreciation		(6,855,473)
Property and equipment, net		$11,019,996

During the year ended December 31, 2014, the Company disposed of property and equipment with a cost of $2,815,845 and accumulated depreciation of $1,004,679. The Company received total proceeds of $704,923 and recognized a loss of $797,372 in the accompanying consolidated statements of operations. During the year ended December 31, 2013, the Company disposed of property and equipment with a cost of $3,702,087 and accumulated depreciation of $1,393,744. The Company received total proceeds of $2,678,029 and recognized a gain of $369,687 in the accompanying consolidated statements of operations.

Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. In 2013, the Company determined that it would not be able to fully recover the carrying amount of its disposal wells from FIG. In accordance with the guidance for the impairment of long-lived assets, the Company recorded an impairment charge of $1.8 million in 2013 to adjust the carrying value of the asset to our estimate of its fair value. No impairment charges were recorded in 2014. We estimated that fair value using the comparable sales method. The impairment charge impacted the loss from discontinued operations, net of income taxes line in our consolidated statement of operations.

Asset retirement obligations

ASC Topic 410, Asset Retirement and Environmental Obligations, requires companies to recognize a liability for an asset retirement obligation (ARO) at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. This obligation relates to the future costs of plugging and abandoning the Company’s disposal wells, the removal of equipment and facilities, and returning such land to its original condition.

The Company has not recorded an ARO for the future estimated reclamation costs associated with the operation of the Company’s disposal wells. The Company is not able to determine the estimated life of its wells and is unable to determine a reasonable estimate of the fair value associated with this liability. The Company believes that any such liability would not be material to the consolidated financial statements taken as a whole.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2014 and 2013.

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

Earnings Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are 150,000 stock options, which have been excluded from EPS, outstanding that could potentially have a dilutive effect on EPS in the future. The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share.

	Years Ended December 31,
	2014	2013
Earnings (numerator)
Net loss	$(5,285,366)	$(8,735,054)
Preferred stock dividends	(46,183)	(37,027)
Net loss loss available to common shareholders	$(5,331,549)	$(8,772,081)

Shares (denominator)
Weighted average common shares outstanding (basic)	5,751,181	5,250,820

Earnings (loss) per share from continuing operations
Basic and Diluted	$(0.93)	$(1.67)

Reverse Stock Split

On November 1, 2013 the Company affected a four-to-one reverse stock split. All information in this Annual Report on Form 10-K relating to the number of shares, price per share and per share amounts gives retroactive effect to the four-to-one reverse stock split of our capital stock.

4.

RECENT ACCOUNTING PRONOUNCEMENTS:

During the year ended December 31, 2014 and through March 27, 2015, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

5.	INTANGIBLE ASSETS:

In connection with the acquisition of CTT, the Company acquired intangible assets consisting of disposal well permits and customer relationships. The Company valued the disposal well permits using the build-out (Greenfield) valuation technique. The customer relationships were valued by the Company using the excess earnings valuation technique.

Disposal well permits and customer relationships are considered definite-life intangible assets which are amortizable over their estimated useful life.

The intangible assets, net of amortization as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible assets:
Disposal well permits	$2,093,867	$(506,018)	$1,587,849	10 years
Customer relationships	1,973,867	(477,018)	1,496,849	10 years
	$4,067,734	$(983,036)	$3,084,698

	December 31, 2013
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible assets:
Disposal well permits	$2,093,867	$(296,631)	$1,797,236	10 years
Customer relationships	1,973,867	(279,631)	1,694,236	10 years
	$4,067,734	$(576,262)	$3,491,472

Future amortization expense for definite-life intangible assets as of December 31, 2014 is as follows:

Periods Ending December 31,
2015	$406,776
2016	406,776
2017	406,776
2018	406,776
2019	406,776
Thereafter	1,050,818
$3,084,698

6.

LONG-TERM DEBT:

Long-term debt as of December 31, 2014 and 2013 were as follows:

	December 31,	December 31,
	2014	2013

Revolving credit facility and term loan (a)	$2,510,963	$3,767,585
ICON term note (b)	4,330,820	4,223,996
Loans from stockholder (f)	2,870,484	1,596,000
Notes payable (c)	2,082,407	2,082,407
Installment notes (d)	163,215	221,467
Convertible note (e)	—	117,246
Total debt	11,957,889	12,008,701
Less current portion	(10,363,094)	(10,352,472)
Total long-term debt	$1,594,795	$1,656,229

In connection with the acquisition of CTT, the Company and its subsidiaries entered into loan agreements effective July 23, 2012 with Capital One Business Credit Corp. (the “Senior Loan Facility”) and ICON Investments (ICON) the proceeds of which were primarily used for the cash portion of the acquisition. On April 11, 2014 an accredited investor, who is also a significant stockholder in the Company, purchased the Senior Loan Facility from Capital One and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements. As of December 31, 2014, certain principal and accrued interest balances on the Senior Loan Facility are past due and the lenders had not exercised their rights under these agreements.

a.	The Senior Loan Facility has a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of December 31, 2014). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position to ICON. As of December 31, 2014, the Company was not in compliance with its debt covenants under the Senior Loan Facility and the lender had not exercised their rights under the ICON agreement. The outstanding balance of the Senior Loan Facility is included in current liabilities at December 31, 2014 due to the fact that the Company was not in compliance with its debt covenants.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON in the amount of $5 million. The Loan Agreement provides for an annual interest rate of 14% with monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. ICON had a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable to ICON. The accredited investor assumed the terms and conditions of the ICON note agreement. As of December 31, 2014, the Company was not in compliance with its debt covenants under the ICON note and the lender had not exercised their rights under the ICON agreement. The outstanding balance of the ICON note is included in current liabilities at December 31, 2014 due to the fact that the Company was not in compliance with its debt covenants.

c.	The Company assumed two notes payable in connection with the acquisition of CTT. The notes were related to CTT’s purchase of common shares from two of its former stockholders. The primary note payable, dated June 1, 2007, in the original amount of $3,445,708 with interest at 4.79%, was payable in monthly installments of $33,003 including interest, maturing December 1, 2018. The Company’s secondary note payable in the original amount of $219,555 dated June 1, 2007 had interest at 4.79% and was payable in monthly installments of $2,488 including interest, maturing December 1, 2018. Both notes were subordinated to the Senior Loan Facility and ICON notes. On February 12, 2015 the Company executed a settlement agreement in the litigation with the holders of the two notes payable (Note 12). The effect of the settlement agreement is the cancellation of the two notes payable totaling $3.7 million. The settlement resulted in the reduction of the Company’s indebtedness by $2.1 million. The promissory notes were owed to the former owners of CTT and related to the Company’s acquisition of CTT.

d.	The Company has an installment loan with a principal balance of approximately $163,215 which was used to acquire property and equipment for use in the Company’s operations. The loan matures in September 2017 and has an interest rate of 5.69% and monthly minimum payments of $5,377.

e.	On August 15, 2013, the Company entered into a convertible note agreement with Asher Enterprises, Inc. in the amount of $153,500 with a stated interest rate of 8% per annum and effective interest rate of 70% per annum. The note was convertible into shares of the Company’s common stock, at the discretion of the holder, commencing 180 days following the date of the note at a conversion price per share equal to a discount of 35% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to the conversion date. The Company evaluated the note and determined that the conversion option does not constitute a derivative liability for financial reporting purposes. The beneficial conversion feature discount resulting from the conversion price of $0.34, below the market price on August 15, 2013 of $0.53, resulted in a discount of $72,235 of which all of the balance was amortized during the nine months ended September 30, 2014. In 2014, the Company issued 341,372 shares to Asher Enterprises, Inc. in partial payment of the convertible note. This conversion resulted in a principal reduction of $53,500 in the convertible note balance of the Company. The conversion resulted in loss on extinguishment of debt of $4,453. On June 10, 2014 an accredited investor, who is also a stockholder in the Company purchased the note from Asher Enterprises, Inc. and assumed all the existing terms and conditions of the note agreement. On December 31, 2014, the holder of the note agreed to convert the note into 2014 Series A Convertible Preferred Stock of the Company. The Series A Convertible Preferred Stock was issued in January of 2015.

f.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered into a loan agreement with the Company for the amount of $2,783,484. As of December 31, 2014 and 2013 the principal balance of the note was $2,783,484 and $1,596,000, respectively. The note bears interest at 9% per annum. The terms of the note requires the cash payment of one half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest are due and payable in November 2015.

g.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered into a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to have been repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principle and interest on the note payable to the CEO is past due according to its terms.

Future maturities of long-term debt as of December 31, 2014 are as follows:

Years Ending
December 31,
2015	$10,363,094
2016	$418,928
2017	$430,326
2018	$398,864
2019	$346,677
$11,957,889

7.

EQUITY TRANSACTIONS:

a.	During the year ended December 31, 2014, the Company issued 1,100,000 shares of 2013 Series A Convertible Preferred Stock and 2,200,000 warrants to purchase shares of the Company’s common stock, for $440,000. The preferred stock features a 7% cumulative dividend, payable quarterly. The amount of dividends in arrears for all preferred stock was $83,210 at December 31, 2014. The warrant features provide that 2 warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share with an expiration date of September 20, 2014. All of the warrants outstanding expired prior to December 31, 2014.

b.	During the year ended December 31, 2014, the Board of Directors agreed to issue shares of 2014 Series A 7% Preferred Stock in exchange for the cancellation of $450,000 of the Company’s unsecured debt held by one of the Company’s significant stockholders. These shares of 2014 Series A 7% Preferred Stock were issued in February 2015. This preferred stock features a 7% cumulative dividend, payable quarterly.

c.	On November 1, 2013 the Board of Directors voted for a four-to-one reverse split of the Company’s common stock.

d.	During the year ended December 31, 2013, the Company issued 1,750,000 shares of 2013 Series A Convertible Preferred Stock and 3,500,000 warrants for $700,000. The preferred stock features a 7% cumulative dividend, payable quarterly. The warrant features provide that 2 warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share with a term of 12-24 months from the date of issuance. The weighted average fair value for the warrants was estimated using the Black-Scholes option valuation model. The value of the warrants was calculated to be $503,774 that was recorded to additional paid-in capital. The Black-Scholes option valuation model inputs used are as follows:

Average expected life in years	1
Average risk-free interest rate	4.00%
Average volatility	75%
Dividend yield	7%

8.

STOCK BASED COMPENSATION:

Under the terms of the Company’s employment agreement with Mr. O’Donnell, Mr. O’Donnell receives a grant of 6,250 shares of the Company’s common stock per quarter and a grant of 1 share of the Company’s common stock times the number of years of completed service issued annually. In addition, Mr. O’Donnell receives options to purchase up to 15,000 of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for the option is up to two years from its date of issuance, at which time the option expires. Two officers who joined the Company in the first quarter of 2013 received a grant of certain restricted common stock shares as a sign-on bonus. The granted shares were vested proportionally each quarter for the calendar year ended December 31, 2013. Additionally, each Director, except for Mr. O’Donnell, is awarded 6,250 shares of the Company’s common stock per calendar quarter (issued at the beginning of each quarter). During the year ended December 31, 2014 the Company suspended all further stock grants to officers and directors due to the Company’s poor economic performance.

Summary Stock Compensation Table

The following table sets forth the Company’s paid or accrued stock compensation expense to its officers, directors and employees.

				Securities
		Stock	Non-Vested	Underlying
	Stock	Options	Stock	Non-Vested
	Awards	Awards	Awards (1)	Stock (1)	Total

Year ended December 31, 2014	$74,000	$—	$—	—	$74,000

Year ended December 31, 2013	$1,664,163	$101,400	$641,500	605,000	$2,407,063

A summary of the status of the Company’s option grants as of December 31, 2014 and 2013 and the changes during the periods then ended is presented below:

			Weighted Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in Years)	Value
Outstanding December 31, 2012	150,000	$1.54	0.64	$231,600
Granted	150,000	1.62	1.57	242,850
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2013	300,000	1.58	1.11	474,450
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(150,000)	1.54	0.36	(231,600)
Outstanding December 31, 2014	150,000	$1.58	1.11	$242,850

The weighted average fair value at the grant date for options during the years ended December 31, 2014 and 2013 was estimated using the Black-Scholes option valuation model with the following inputs:

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

A summary of the status of the Company’s vested and non-vested option grants at December 31, 2014 and the weighted average grant date fair value is presented below:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Vested	150,000	$0.68	$101,400
Nonvested	—	—	—
Total	150,000	$0.68	$101,400

F-15

9.

EMPLOYEE BENEFIT PLAN

CTT sponsors a 401(k) defined contribution plan covering substantially all employees. CTT generally matches contributions up to a maximum of 4% of the participant’s earnings. The matching contributions for the year ended December 31, 2014 and 2013 were $29,519 and $45,853, respectively.

10.

COMMITMENTS AND CONTINGENCIES:

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

  The Company is obligated for $1,307,700 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each).The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one year renewal options. The monthly lease payment for the disposal well leases is $10,800. Rent expense for the twelve months ended December 31, 2014 and 2013 was $162,996 and $97,998, respectively. Following is a schedule of lease payments by year:

Years Ending December 31,	Disposal Well
2015	$123,600
2016	123,600
2017	116,100
2018	105,600
2019	105,600
Thereafter	733,200
$1,307,700

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

  Although not named directly in the litigation the Company was obligated to indemnify one of its current officers and one of its former officers in certain litigation filed against them; Jimmy Coffman and Elaine Coffman v. Tim P. Burroughs And Dick O’Donnell CAUSE NO. CV14-02-115 in the 271st Judicial District Wise County, Texas. In this suit the Coffmans sought to obtain the sum of $2,082,407 which they alleged was owed them on two promissory notes associated with the Company’s purchase of Chico Coffman Tank Trucks, Inc. and its subsidiary, Coffman Disposal, LLC. This amount is recorded as note payable. The lawsuit was being defended through the Company’s Directors and Officers insurance carrier, Chubb Insurance. On February 12, 2015 the Company executed a settlement agreement in the litigation with the Coffmans. The effect of the settlement agreement is the cancellation of two subordinated promissory notes originally totaling $3.7 million. The settlement resulted in the reduction of the Company’s indebtedness by $2.1 million. The promissory notes were owed to the former owners of CTT and related to the Company’s acquisition of CTT. The Company paid $150,000 in defense costs which represented the amount of the Company’s deductible under its Directors and Officers insurance policy.

  The Company is a named defendant along with the previously named officers in certain litigation; Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. “Dick” O’Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas wherein the Plaintiffs allege they have been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties in the sum of $300,000. The Company is defending the lawsuit and believes the lawsuit is without merit.

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

11.

INCOME TAXES:

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the twelve months ended December 31, 2014 due to the Company’s net operating loss carryforward from prior years.

The following table reconciles income tax expense and rate base on the statutory rate to the Company’s income tax expense.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	Percentage	Amount	Percentage
Computed “expected” income tax benefit	$(1,841,641)	35.00	$(3,031,996)	35.00
Increase (decrease) in income taxes resulting from:
Expiration of unused net operating loss	1,711,914	(32.53)	—	—
Permanent differences	1,191	(0.02)	11,065	(0.13)
State taxes, net of federal benefit	15,299	(2.60)	(25,273)	0.29
Changes in valuation allowance	136,773	(0.29)	3,118,413	(36.00)
Provision for federal and state income tax	$23,536	(0.44)	$72,209	(0.84)

Deferred Income Taxes

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	Years Ended December 31,
	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforward	$11,449,134	$9,305,353
Expiration of unused net operating loss	(1,711,914)	—
Bad debt allowance	17,500	—
Stock based compensation	98,035	72,135
Depreciation and amortization	(1,567,032)	(1,228,538)
Total deferred tax assets	8,285,723	8,148,950
Valuation allowance	(8,285,723)	(8,148,950)
Net deferred tax assets	$—	$—

At December 31, 2014 and 2013, the Company has net operating loss carry forwards of approximately $27.8 million and $21.7 million, respectively, remaining for federal income tax purposes. Net operating loss carry forwards may be used in future years to offset taxable income subject to compliance with Section 382 of the Internal Revenue Code. The federal net operating loss carry forwards will expire in 2019 through 2034.

12.

SUBSEQUENT EVENTS

On February 12, 2015 the Company executed a settlement agreement in the litigation with the Coffmans whereby the Coffmans received a cash payment from Chubb in exchange for the termination of the litigation and the cancellation of two subordinated promissory notes with face amounts originally totaling $ 3.7 million. The settlement resulted in the reduction of the Company’s debt by $2.1 million. The Company paid $150,000 in defense costs which represented the amount of the Company’s deductible under its Directors and Officers insurance policy.

On March 25, 2015 the Company was notified by its largest customer that the Company was unsuccessful in a competitive bidding process conducted by the customer to select vendors for the customers’ saltwater transport and disposal service. The Company’s current MSA with the customer expires on March 31. 2015 and will not be the renewed. The customer represented 53% and 52%, respectively, of the Company’s revenues for the years ended December 31, 2014 and December 31, 2013. Management is in the process of preparing for the implications of the loss of this business volume, which at a minimum will be substantially lower revenues and cash flows beginning in April of 2015.

Item 9. Changes In and Disagreements with Accountants and Financial Disclosure.

NONE

Item 9A. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management, including our CEO, concluded our internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2014.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications related to our unique industry accounting and disclosure rules. Management has outsourced certain financial functions to mitigate the material weakness in internal control over financial reporting. We are also reviewing its finance and accounting staffing requirements.

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

Scope of the Controls Evaluation.

The CEO evaluation of our disclosure controls and the company’s internal controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is to be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by other personnel in the company’s organization and by our independent auditors in connection with their audit. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; the company’s intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. This information was important both for the controls evaluation generally and because item 5 in the Section 302 Certifications of the CEO requires that the CEO disclose that information to the Audit Committee of our Board and to our independent auditors and report on related matters in this section of the Report. In the professional auditing literature, “significant deficiencies” represent control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in the auditing literature as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, the company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.

Item 9B. Other Information

On May 23, 2014, the Company issued 1,100,000 shares of cumulative convertible preferred stock and 2,200,000 warrants to purchase shares of the Company’s common stock, for $440,000.

On June 30, 2014, Kenneth K. Conte, the Company’s Chief Financial Officer, resigned from his position as Chief Financial Officer and terminated his employment with the Company effective immediately.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current executive officers and directors, their ages and present positions with Frontier are identified below. Our directors hold office until the next annual meeting of the shareholders following their election or appointment and until their successors have been duly elected and qualified. Our officers are elected by and serve at the pleasure of our Board of Directors.

NAME	AGE	POSITION
Donald Ray Lawhorne	71	Chief Executive Officer, Director
Dick O’Donnell	71	Executive Vice President, Director
John L. Stimpson	45	Director

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

BERNARD R. O’DONNELL is the Executive Vice President for our Company. Mr. O’Donnell began with the Company in April 2005. From April 2005 to December 31, 2010 Mr. O’Donnell was also the President and managing principal for Euro American Capital Corporation, a FINRA licensed broker dealer. He has over 36 years of diversified experience in financial sales, investment banking and brokerage operations. He has held series 7, 24, 63, and 66 securities licenses. Mr. O’Donnell has an MBA and a BS degree in Business and Industrial Management from San Jose State University.

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

We have adopted a code of ethics and conduct entitled Frontier Oilfield Services, Inc. Code of Business Conduct and Ethics for Employees, Executive Officers and Directors. The code of ethics and conduct was revised and updated on April 30, 2014. The code of ethics and conduct applies to all of our employees including our principal executive officer, our principal financial officer and our principal accounting officer or any other employees performing a similar service to the Company.

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

Compensation Committee

We have a compensation committee of our Board of Directors that is chaired by John Stimpson. The Board of Directors is authorized to create certain committees, including a compensation committee.

Compensation Committee Interlocks and Insider Participation

The compensation committee of our Board of Directors consists of the all members of the Board of Directors, John Stimpson, Don Lawhorne and Bernard O’Donnell, and each participates in making compensation decisions. Bernard O’Donnell serves as an Executive Vice President in addition to serving as a director.

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

Donald Ray Lawhorne, Chief Executive Officer. Currently Mr. Lawhorne does not have an employment agreement with the Company. Mr. Lawhorne received stock based compensation only in connection with his position as a member of our Board. The Board elected to suspend all stock based compensation in 2014 as part of our cost cutting and restructuring measures.

Bernard (“Dick”) O’Donnell, Executive Vice President. The Company executed an Employment Agreement with Mr. O’Donnell on December 1, 2011. The stock-based compensation section of the Agreement is as follows {I think the number of shares referred to below should be slit adjusted for the reverse 4:1 split}:

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

Our Board elected to suspend all stock based compensation in 2014 until our operating results improve.

Benefits. The Company offers life, disability, medical and dental benefits to its employees. In addition, CTT sponsors a 401(k) defined contribution plan covering substantially all of its employees. CTT is required and generally matches contributions up to a maximum of 4% of the participant’s contributions.

Summary Compensation Table

The following table sets forth the annual and log-term compensation with respect to the year ended December 31, 2014 paid or accrued by us on behalf of the executive officers named.

						Long Term Compensation
						Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards (1) ($)	Stock Awards (1) ($)	Restricted Stock Awards (1) ($)	Securities Underlying Restricted Stock (#)	Total ($)
Donald Ray Lawhorne,	2014	$32,580	$—		$—	$—	—	$32,580
Chief Executive Officer	2013	$44,167	$—		$215,250	$—	—	$259,417

Dick O’Donnell,	2014	$28,750	$—	$—	$—	$—	—	$28,750
Executive Vice President & Director	2013	$107,917	$—	$40,500	$322,150	$—	—	$470,567

Option Grants

There were no stock options granted to the named executive officers for the year ended December 31, 2014.

Aggregated Option Exercises in This Year and Year-End Option Values

The following table sets forth the option exercises and year-end option values for the named executive officers.

Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options at		Options at
	Acquired on	Value	Fiscal Year End		Fiscal Year End ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
B. O’Donnell	—	—	60,000	—	$—	—

(1) Based on the closing price of our common stock on December 31, 2014 of $0.60 per share less the exercise price payable for those shares.

Employment Agreements

Donald Ray Lawhorne, Chief Executive Officer. Currently Mr. Lawhorne does not have an employment agreement with us.

Bernard (“Dick”) O’Donnell, Executive Vice President. We amended Mr. O’Donnell’s Employment Agreement on January 1, 2013. Under the terms of the Agreement Mr. O’Donnell is entitled to receive an initial annual base salary of $60,000 plus benefits enumerated therein unless otherwise altered by the Board with respect to all executives of the Company. Under the Agreement Mr. O’Donnell is also entitled to certain stock-based compensation for services rendered as disclosed in the “Stock-Based Compensation” section above.

Termination of Employment and Change of Control Arrangement

If Mr. O’Donnell terminates employment with the Company by mutual agreement, death, disability or termination Mr. O’Donnell’s Employment Agreement provides for the payment of the base salary through the date of termination plus the value of all accrued, earned and unused benefits under the Standard Benefit Plans, plus the accrued Net Profits Interest (except for termination with cause), if any, to date of termination, plus any vested pension and retirement benefits to the date of termination. In addition, if Mr. O’Donnell terminates employment as a result of disability, the Company will provide long term disability benefits to which Mr. O’Donnell may be eligible (if any) in accordance with the Company’s then existing Standard Benefit Plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 23, 2015 we had a total of 5,457,486 shares of our common stock outstanding. The following table sets forth the stock ownership of the officers, directors and shareholders then holding more than 5% of our common stock:

TITLE OF CLASS	NAME AND ADDRESS OF OWNER	AMOUNT OWNED	PERCENT OF CLASS
Common stock	Newt Dorsett	832,474	15.25
	470 Railsback
	Shreveport, LA 71106
Common stock	Bryan Walker LLC	716,048	13.12
	220 Travis Street #501
	Shreveport, LA 71101
Common stock	Bernard O’Donnell	218,750	4.01
	3505 Woodhaven Drive
	Farmers Branch, TX 75234
Common stock	Bernard O’Donnell IRA	10,625	0.19
	3505 Woodhaven Drive
	Farmers Branch, TX 75234
Common stock	Bonnie O’Donnell IRA	8,760	0.16
	3505 Woodhaven Drive
	Farmers Branch, TX 75234
Common stock	Donald Ray Lawhorne	100,000	1.83
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234
All Directors and Officers as a Group and Shareholders Owning More Than 5% of the Common Stock.		1,886,657	34.57

Item 13. Certain Relationships and Related Transactions and Director Independence.

John Stimpson is the only independent board member. Don Lawhorne is our Chief Executive Officer and one of the board members. Bernard O’Donnell is an Executive Vice President and one of our board members.

On May 23, 2014, the Company issued 1,100,000 shares of cumulative convertible preferred stock and 2,200,000 warrants to purchase shares of the Company’s common stock, for $440,000.

During the year ended December 31, 2014, the Board of Directors agreed to issue Preferred Stock in exchange for the cancellation of $450,000 of the Company’s unsecured debt held by one of the Company’s significant stockholders. The Preferred Stock was issued in January 2015.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2014 and 2013 amounted to $80,450 and $137,800, respectively.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2014 and 2013 was $28,760 and $40,695.

All Other Fees

No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended December 31, 2014 and 2013.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2014 and 2013

Consolidated Statements of Operations-

For The Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows-

For The Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For The Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of TBX Resources, Inc. (as filed with the Texas Secretary of State on March 24, 1995)*
3.3	Articles of Amendment of the Articles of Incorporation of TBX Resources, Inc. (as filed with the Texas Secretary of State on July 23, 2001)*
3.6	Amended and Restated Bylaws of Frontier Oilfield Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed February 28, 2012 (File No. 000-30746).*
4.2	Blank Check Preferred Stock Designation of 2013 Series A 7% Convertible Preferred Stock (as filed with the Texas Secretary of State on October 15, 2013)*
4.3	Blank Check Preferred Stock Designation of 2014 Series A 7% Convertible Preferred Stock (as filed with the Texas Secretary of State on February 20, 2015)*
31.1	Certification of our President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

101

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Schema

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the March 31, 2015.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Don Lawhorne
Don Lawhorne, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the March 27, 2015

Signatures	Capacity

/s/ Don Lawhorne	Director, Chief Executive Officer

/s/ Bernard R. O’Donnell	Director, Executive Vice President

/s/ John L. Stimpson	Director

