Form 10-Q
period 2015-03-31
FRONTIER OILFIELD SERVICES INC
filed 2015-05-11
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 11, 2015 there were 5,457,486 shares of common stock, par value $0.01 per share, outstanding.

 FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash	$267,382	$114,698
Restricted cash	77,614	77,614
Accounts receivable, net	670,144	930,841
Other current assets	155,735	206,838
Current portion of capitalized loan fees	230,316	242,092
Total current assets	1,401,191	1,572,083

Property and equipment, at cost	17,875,469	17,875,469
Less: accumulated depreciation	(7,363,454)	(6,855,473)
Property and equipment, net	10,512,015	11,019,996

Intangibles, net	2,983,004	3,084,698
Capitalized loan fees, net of current portion	330,042	383,204
Deposits	27,302	32,302
Total Assets	$15,253,554	$16,092,283

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$9,769,778	$10,363,094
Accounts payable	2,639,047	3,403,263
Accrued liabilities	1,200,068	857,854
Total current liabilities	13,608,893	14,624,211
Long-term debt, less current maturities	91,829	1,594,795
Total Liabilities	13,700,722	16,219,006
Commitments and Contingencies (Note 7)
Stockholders' Equity (Deficit):
Preferred stock to be issued	—	450,000
Preferred stock 2014 Series A- $.01 par value; authorized 10,000,000; 1,125,000 issued and outstanding as of March 31, 2015	11,250	—
Preferred stock 2013 Series A- $.01 par value; authorized 10,000,000; 2,850,000 issued and outstanding as of March 31, 2015 and December 31, 2014	28,500	28,500
Common stock- $.01 par value; authorized 100,000,000 shares; 5,457,486 shares issued and outstanding at March 31, 2015 and December 31, 2014	54,575	54,575
Additional paid-in capital	32,581,467	32,142,717
Accumulated deficit	(31,122,960)	(32,802,515)
Total stockholders' equity (deficit)	1,552,832	(126,723)
Total Liabilities and Stockholders' Equity (Deficit)	$15,253,554	$16,092,283

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Revenue, net of discounts	$2,730,546	$4,926,029
Costs and expenses:
Direct operating costs	1,636,366	4,060,777
Indirect operating costs	487,760	856,853
General and administrative	38,045	513,244
Depreciation and amortization	609,675	711,614
Total costs and expenses	2,771,846	6,142,488
Operating loss	(41,300)	(1,216,459)
Other (income) expense:
Interest expense	334,109	205,385
Gain on disposal of property and equipment	—	(3,467)
(Gain) loss on extinguishment of debt	(2,082,408)	4,453
Income (loss) before provision for income taxes	1,706,999	(1,422,830)
Provision for state income taxes	—	46,564
Net income (loss)	$1,706,999	$(1,469,394)

Net income (loss) per common share - basic:	$0.29	$(0.27)
Net income (loss) per common share - diluted:	$0.14	$(0.27)

Weighted Average Common Shares Outstanding:
Basic	5,457,486	5,608,303
Diluted	11,374,736	5,608,303

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net income (loss)	$1,706,999	$(1,469,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	609,675	711,614
Issuance of common stock for services	—	37,000
(Gain) loss on extinguishment of debt	(2,082,408)	4,453
Gain on disposal of property and equipment	—	(3,467)
Amortization of capitalized loan fees	64,938	76,714
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	260,697	29,871
Other current assets	51,103	493,364
Deposits	5,000	127
Increase (decrease) in operating liabilities:
Accounts payable	(764,216)	(407,917)
Accrued liabilities	314,770	161,627
Financed insurance premiums payable	—	(477,784)
Net cash provided by (used in) operating activities	166,558	(843,792)

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	—	164,473
Net cash provided by investing activities	—	164,473

Cash Flows From Financing Activities:
Net proceeds from stockholder loans	—	1,197,000
Net change in line of credit	—	(887,066)
Payments on long term debt	(13,874)	—
Increase in bank overdraft	—	262,132
Net cash provided by (used in) financing activities	(13,874)	572,066

Net increase (decrease) in cash	152,684	(107,253)
Cash at beginning of the year	114,698	108,360
Cash at end of the year	$267,382	$1,107

Supplemental Cash Flow Disclosures
Interest paid	$269,171	$97,291

Supplemental Schedule of Non-Cash Investing and Financing Activities
Convertible notes conversion	$—	$53,500
Disposal of property and equipment paid directly to lenders	$—	$308,870

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Frontier Oilfield Services, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 (including the notes thereto) set forth in Form 10-K.

2.	BUSINESS ACTIVITIES

Frontier Oilfield Services, Inc. is a Texas corporation (and collectively with its subsidiaries, “we”, “our”, “Frontier”, “FOSI”, or the “Company”) which was organized on March 24, 1995. The accompanying consolidated financial statements include the accounts of the Company as well as:

-	Frontier Acquisition I, Inc., and its subsidiaries Chico Coffman Tank Trucks, Inc. (CTT) and Coffman Disposal, LLC; and

-	Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC.

Frontier operates in the oilfield service industry and is primarily involved in the transportation and disposal of saltwater and other oilfield fluids in Texas. Frontier owns and operates eleven disposal wells in Texas. Six of these disposal wells are located in the Barnett Shale region in north central Texas and five of these wells are located in east Texas near the Louisiana border.

Prior to March 31, 2015, the Company had one customer which represented approximately 70% and 48% of its revenue for the three months ended March 31, 2015 and March 31, 2014, respectively. As previously reported in the Company’s Annual Report on Form 10-K, the Company’s Master Services Agreement (“MSA”) with this customer expired on March 31, 2015 and the customer informed Frontier it was not renewing the MSA. As a result of the loss of this customer, the Company’s revenues will be significantly and negatively affected. Management is currently seeking additional business from new and existing customers to offset the loss of this significant customer’s volumes and revenues. In the near term, management is reducing employee headcount and other non-essential expenses to address the implications of the loss of this business volume. Management expects the near term operational and financial results to reflect significantly lower revenues, losses from operations and negative cash flows beginning in April 2015. If the Company is unable to replace this customer’s business or is unable to do so in a cost effective manner, the Company could explore other options, including the possible sale of certain assets, discontinuing certain lines of business altogether or entering into new lines of business.

3.	GOING CONCERN

The Company’s financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this report, the Company has generated losses from operations, has an accumulated deficit and working capital deficiency. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As a result, our auditors issued an audit opinion with respect to our 2014 annual financial statements which included a statement describing our going concern status.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, to increase its business volume and grow revenues, reduce its operating expenses, raise additional capital resources and develop new and stable sources of revenue sufficient to meet its operating expenses.

The Company’s ability to continue as a going concern will be dependent upon management’s ability to successfully implement the steps described in the preceding paragraph and achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continued existence will ultimately be dependent on its ability to generate sufficient cash flows to support its operations as well as provide sufficient resources to retire existing liabilities on a timely basis. The Company faces significant risk in implementing its business plan and there can be no assurance that financing for its operations and business plan will be available or, if available, such financing will be on satisfactory terms.

4.	SUMMARY OF SELECTED ACCOUNTING POLICIES

New Accounting Pronouncements

In April 2015, the FASB issued an accounting pronouncement ASU 2015-3 related to the presentation of debt issuance costs (FASB ASC Subtopic 835-30). This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We will adopt this pronouncement for our fiscal year beginning January 1, 2016. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Earnings Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an anti-dilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share.

	Three Months Ended March 31,
	2015	2014
Earnings (numerator)
Net income (loss)	$1,706,999	$(1,469,394)
Preferred stock dividends	(110,654)	(37,026)
Net income (loss) available to common shareholders	$1,596,345	$(1,506,420)

Shares (denominator)
Weighted average common shares outstanding (basic)	5,457,486	5,608,303
Effect of employee stock options	21,000	—
Effect of preferred stock issuance	5,896,250	—
Weighted average number of common shares outstanding - assuming dilution	11,374,736	5,608,303

Earnings (loss) per share from continuing operations
Basic	$0.29	$(0.27)
Diluted	$0.14	$(0.27)

Property and Equipment

During the three months ended March 31, 2014, the Company disposed of property and equipment with a cost of $548,000 and accumulated depreciation of $79,000. The Company received total proceeds of approximately $473,000 of which approximately $308,000 was paid directly to the lender which had financed the purchase of such property and equipment. The Company recognized a gain of $3,467 in the accompanyingconsolidated statements of operations as a result of such disposition.

5.	STOCK BASED COMPENSATION

Under the terms of the Company’s employment agreement with one of its officers, the officer is eligible to receive a grant of 6,250 shares of the Company’s common stock per quarter and a grant of 1,250 shares of the Company’s common stock times the number of years of completed service issued annually. In addition, certain officers are eligible to receive options to purchase up to 3,750 shares of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for each option is up to two years from its date of issuance, at which time the option expires.

The Board of Directors of the Company elected to suspend all stock based compensation in 2014 and 2015 as part of the Company’s cost cutting and restructuring measures.

Summary Stock Compensation Table

A summary of the status of the Company’s option grants as of March 31, 2015 and December 31, 2014 and the changes during the periods then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding December 31, 2014	150,000	$1.58	1.11	$242,850
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(45,000)	2.25	—	(101,250)
Outstanding March 31, 2015	105,000	$1.35	0.47	$141,600

In calculating the expected life of stock options, the Company determines the amount of time from grant date to contractual term date for vested options. In developing the expected life assumption, all amounts of time are weighted by the number of underlying options.

A summary of the status of the Company’s vested and non-vested stock option grants at March 31, 2015 and the weighted average grant date fair value is presented below:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Shares	Fair Value per Share	Fair Value
Vested	105,000	$0.56	$59,100
Nonvested	—	—	—
Total	105,000	$0.56	$59,100

6.	BORROWINGS

Borrowings as of March 31, 2015 were as follows:

March 31,
2015

Revolving credit facility and term loan (a)	$2,510,963
ICON term note (b)	4,330,820
Loans from stockholder (c) (d)	2,870,484
Installment notes (e)	149,340
Total debt	9,861,607
Less current portion	(9,769,778)
Total long-term debt	$91,829

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

On February 12, 2015, we executed a settlement agreement in connection with litigation which had been asserted against certain of our officers of the Company and for which we were obligated to indemnify such officers. The effect of the settlement agreement was the cancellation of two subordinated promissory notes totaling $3,665,263. The settlement resulted in the reduction of the Company’s indebtedness by $2,082,408. These promissory notes were owed to the former owners of CTT and related to the Company’s acquisition of CTT. The settlement resulted in a one-time gain on extinguishment of debt of $2,082,408 in the three months ended March 31, 2015.

a.	The Senior Loan Facility has a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of March 31, 2015). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position to ICON. As of March 31, 2015, the Company was not in compliance with its debt covenants under the Senior Loan Facility and the lender had not exercised its rights under the Senior Loan Facility. The outstanding balance of the Senior Loan Facility is included in current liabilities at March 31, 2015 due to the fact that the Company was not in compliance with its debt covenants, including the timely payment of interest.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON in the amount of $5 million (the “Loan Agreement”). The Loan Agreement provides for an annual interest rate of 14% with monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. As of March 31, 2015, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at March 31, 2015 due to the fact that the Company was not in compliance with its debt covenants, including the timely payment of interest.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered into a loan agreement with the Company for the amount of $2,783,484. The note bears interest at 9% per annum. The terms of the note requires the cash payment of one half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest are due and payable in November 2015.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered into a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to have been repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principle and interest on the note payable to the CEO is past due according to its terms.

e.	The Company has an installment loan with a principal balance of approximately $149,340 which was used to acquire property and equipment for use in the Company’s operations. The loan matures in September 2017 and has an interest rate of 5.69% and monthly minimum payments of $5,377.

7.	COMMITMENTS AND CONTINGENCIES

a.	The Company is obligated for $1,307,700 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each).The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one year renewal options. The aggregate monthly lease payment for the disposal well leases is $10,800.

b.	The Company is a named defendant along with the previously named officers in certain litigation; Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. “Dick” O’Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas wherein the Plaintiffs allege they have been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties in the sum of $300,000. The Company is defending the lawsuit and believes that the lawsuit is without merit.

c.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report which are not purely historical facts, including statements regarding the Company’s anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of the report. Any forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from events or results described in the forward-looking statements. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in the Company’s annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, limited working capital, limited access to capital, changes from anticipated levels of sales and revenues, changes in the oil and gas markets, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing new business lines, difficulties integrating any new businesses or products acquired, replacing lost customer revenue or relationships, regulatory change, dependence on key personnel, the ability of the Company to meet its stated business goals, the Company’s restructuring initiatives, the Company’s ability to sustain profitability, the Company’s ability to service its debt, its ability to comply with covenants contained in its financing arrangements, the current default under the Company’s senior credit arrangements, and general economic and business conditions. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

We are obligated under long-term leases for the use of land where seven of our disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with a one year renewal option and the third lease expires on May 31, 2018 with no option to renew. The aggregate monthly lease payments for the disposal well leases are $10,800.

SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included on Form 10-K for the year ended December 31, 2014 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2015 we reported a net income from continuing operations of $1,706,999 as compared to a net loss from continuing operations of $1,469,394 for the three months ended March 31, 2014. The components of these results are explained below.

Revenue- Total revenue decreased by $2.2 million, or 45% from $4.9 million for the three months ended March 31, 2014 to $2.7 million for the three months ended March 31, 2015

The decrease in net revenue for the three months ended March 31, 2015 is due to a reduced volume of saltwater and other fluids transported and disposed. During the three months ended March 31, 2015 we transported and disposed approximately 1.9 million Bbl. of salt water and other fluids compared to approximately 3.0 million Bbl. during the three months ended March 31, 2014. Reduced volumes of transported and disposed fluids also had the effect of reducing the volume and related proceeds from the sale of oil that was collected at our disposal wells. The reductions in volume and revenue were due to increased competition in the saltwater transport and disposal business in the Company’s operating region. In addition, the recent decrease in the market price for crude oil and natural gas has created downward pressure on pricing for saltwater transport and disposal services. Management anticipates significant reductions in revenue and volume in the future related to these factors combined with the loss of a significant customer relationship.

Expenses- The components of our costs and expenses for the three months ended March 31, 2015 and 2014 are as follows:

			%
			Increase
	2015	2014	(Decrease)
Costs and expenses:
Direct costs	$1,636,366	$4,060,777	(60%	)
Indirect costs	487,760	856,853	(43%	)
General and administrative	38,046	513,244	(93%	)
Depreciation and amortization	609,674	711,614	(14%	)

Total costs and expenses	$2,771,846	$6,142,488	(55%	)

The decrease in the volumes of saltwater and other fluids transported and disposed is the primary reason for the decrease in direct expenses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease in direct costs is primarily attributable to the overall reduction in salaries, wages, benefits and other variable expenses including fuel, repairs and maintenance for the truck fleet. The reductions in direct operating expenses are expected to continue as transport and disposal volumes decline.

The decrease in indirect costs for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is the result of an overall reduction of administrative salaries and positions combined with tighter expense controls associated with the reduced volumes transported and disposed. The reductions in indirect operating expenses are expected to continue as transport and disposal volumes decline.

The decrease in general and administrative costs for the three months ended March 31, 2015 as compared to March 31, 2014 was primarily related to certain one-time settlements of accounts payable which decreased expenses by $350,000. In addition, management’s focus has been on achieving cost reductions. Management reduced professional fees to $189,000 for the three months ended March 31, 2015 compared to $656,000 for the three months ended March 31, 2014. Furthermore, stock compensation was reduced to $0 for the three months ended March 31, 2015 compared to $74,000 for the three months ended March 31, 2014. Management is currently planning to continue to significantly reduce employee headcount and other general and administrative costs as transport and disposal volumes and revenue decline.

Other (Income) Expenses- Other (income) expenses increased by $1.9 million from approximately $206,000 of other expense for the three months ended March 31, 2014 to approximately $1.7 million of other income for the three months ended March 31, 2015. The increase is due to the one-time gain on the extinguishment of debt of approximately $2,082,000 associated with the settlement of the Coffman Litigation.

Although the results for the three months ended March 31, 2015 reflect net income of $1,707,000, we have not recorded any federal income taxes for the three months ended March 31, 2015 and 2014 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of March 31, 2015 we had total current assets of $1.4 million and total current liabilities of $13.6 million. The Company had a working capital deficit of $12.2 million as of March 31, 2015. The Company is severely cash constrained and needs to utilize the available cash from operations to fund operating expenses and service our long and short term debt. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Prior to March 31, 2015, the Company had one customer which represented approximately 70% and 48% of its revenue for the three months ended March 31, 2015 and March 31, 2014, respectively. As previously reported in the Company’s Annual Report on Form 10-K, the Company’s Master Services Agreement (“MSA”) with this customer expired on March 31, 2015 and the customer informed Frontier it was not renewing the MSA. As a result of the loss of this customer, the Company’s revenues will be significantly and negatively affected. Management is currently seeking additional business from new and existing customers to offset the loss of this significant customer’s volumes and revenues. In the near term, management intends to reduce employee headcount and other non-essential expenses to address the implications of the loss of this business volume. Management expects the near term operational and financial results to reflect significantly lower revenues, losses from operations and negative cash flows beginning in April 2015. If the Company is unable to replace this customer’s business or is unable to do so in a cost effective manner, the Company could explore other options, including the possible sale of certain assets, discontinuing certain lines of business altogether or entering into new lines of business.

In the near term, management is focused on restoring the business volumes and reducing expenses. Management is also working closely with our current lenders to pay interest costs when excess cash becomes available. We plan to seek additional capital through third parties or other debt or equity financing arrangements to stabilize and improve our financial condition. Management also plans to work with our current lenders and debt holders to lower our cost of borrowing by renegotiating the terms of our existing debt and potentially offering debt holders an opportunity to exchange their debt for equity in the Company.

In addition, management may seek to acquire other profitable oilfield service companies to broaden the Company’s customer base and capabilities. Management believes that certain acquisitions could be potentially achieved through the issuance of the company’s equity securities or through debt financing. Management will seek additional financing in those instances in which we believe such additional financings will assist in accomplishing our goals. There can be no assurance that management’s plan will succeed.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Net cash provided by (used) in operating activities	$166,558	$(843,792)

Net cash provided by investing activities	—	164,473

Net cash provided by (used in) financing activities	(13,874)	572,066

Net increase (decrease) in cash	$152,684	$(107,253)

As of March 31, 2015, we had approximately $267,000 in cash, an increase of approximately $153,000 from December 31, 2014 due to improved profitability and positive cash flow from operating activities.

Net cash provided by operating activities was approximately $167,000 for the three months ended March 31, 2015 due to operating profits. Net cash used in operating activities was approximately $844,000 for the three months ended March 31, 2014, due to operating losses. Net cash provided by investing activities was $0 for the three months ended March 31, 2015. Net cash provided by investing activities was approximately $164,000 for the three months ended March 31, 2014 which consisted of proceeds for certain asset sales.

Net cash used in financing activities was approximately $14,000 for the three months ended March 31, 2015 which consisted of debt repayments. Net cash provided by financing activities was approximately $572,000 for the three months ended March 31, 2014 which consisted of approximately $1.2 million received from stockholder loans and approximately $887,000 in debt repayments.

The oil and gas service industry is subject to various trends associated with the oil and gas exploration and including the market prices for crude oil and natural gas, availability of capital for drilling new wells, exploration and production activity in our area of operations, interest rates, and the overall health of the economy.

Capital Expenditures

The Company suspended capital expenditures during the three months ended March 31, 2015 due to the lower volumes transported. The Company does not currently anticipate any major capital expenditures for the remainder of 2015. In the event the Company determines to significantly alter its transportation business, the Company could consider disposing of some of the associated equipment.

Indebtedness

On April 11, 2014 an accredited investor, who is also a stockholder in the Company purchased the Capital One Note -from Capital One and assumed all the existing terms and conditions of the Senior Loan Facility including Capital One’s security interest in the Company’s assets.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement (the “Loan Agreement”) on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the Loan Agreement are, in all material respects, the same as in the Senior Loan Facility. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable associated with the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. As of March 31, 2015, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised their rights under the Loan Agreement. The outstanding balance of the Loan Agreement note is included in current liabilities at March 31, 2015 due to the fact that the Company was not in compliance with its debt covenants.

On February 12, 2015, the Company executed a settlement agreement in litigation which had been asserted against certain of officers of the Company and for which the Company was obligated to indemnify such officers. The effect of the settlement agreement was the cancellation of two subordinated promissory notes totaling $3,665,263. The settlement resulted in the reduction of the Company’s indebtedness by $2,082,408. These promissory notes were owed to the former owners of CTT and related to the acquisition of CTT. The settlement resulted in a one-time gain on extinguishment of debt of $2,082,408 in the three months ended March 31, 2015.

Outlook

The recent market decline in the price of crude oil has made operating in the oil field service industry very challenging. Exploration and production companies are seeking to substantially reduce costs, which has the effect of reducing business volumes and profits for oilfield service companies. On March 25, 2014 we were notified by a significant customer that we were unsuccessful in retaining a majority of our business with the customer. Our MSA with the customer was not renewed and expired on March 31, 2015. Management is seeking additional business from new and existing customers to offset the loss of the significant customer’s volumes. In the near term, management is reducing employee headcount and other non-essential expenses to address the implications of the loss of this business volume. Management expects the near term operational and financial results to reflect significantly lower revenues, losses from operations and negative cash flows beginning in April 2015.

Management is also working closely with our current lenders to pay interest costs as cash becomes available. We plan to seek additional capital through third parties or other debt or equity financing arrangements to stabilize and improve our financial condition. Management also plans to work with our current lenders and debt holders to lower our cost of borrowing by renegotiating the terms of our existing debt and potentially offering debt holders an opportunity to exchange their debt for equity in the Company.

In addition, management may seek to acquire other profitable oilfield service companies to broaden the Company’s customer base and capabilities. Management believes that certain acquisitions could be potentially achieved through the issuance of the company’s equity securities or through debt financing. Management will seek additional financing in those instances in which we believe such additional financings will assist in accomplishing our goals. There can be no assurance that management’s plan will succeed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of March 31, 2015.

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

Limitations on the Effectiveness of Controls

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

Item 1A. RISK FACTORS

The loss of a significant customer will adversely affect our financial results.

Prior to March 31, 2015, the Company had one customer which represented approximately 70% and 48% of its revenue for the three months ended March 31, 2015 and March 31, 2014, respectively. As previously reported in the Company’s Annual Report on Form 10-K, the Company’s Master Services Agreement (“MSA”) with this customer expired on March 31, 2015 and the customer informed Frontier it was not renewing the MSA. As a result of the loss of this customer, the Company’s revenues will be significantly and negatively affected. Management is currently seeking additional business from new and existing customers to offset the loss of this significant customer’s volumes and revenues. In the near term, management intends to reduce employee headcount and other non-essential expenses to address the implications of the loss of this business volume. Management expects the near term operational and financial results to reflect significantly lower revenues, losses from operations and negative cash flows beginning in April 2015. If the Company is unable to replace this customer’s business or is unable to do so in a cost effective manner, the Company could explore other options, including the possible sale of certain assets, discontinuing certain lines of business altogether or entering into new lines of business. The Company will need to devote substantial organizational resources to replacing this business and may not be successful in doing so. In the event the Company is unable to replace these revenues, the long-term financial prospects of the Company could be negatively impacted.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 5. OTHER INFORMATION

The Board of Directors and management of the Company are currently evaluating potential transactions that may provide the Company with an opportunity to improve its current financial condition including; (i) refinancing of all or a portion of our existing debt, (ii) the acquisition of profitable oilfield service companies that could increase the scale of our operations and improve cash flows (iii) the sale of all or a portion of our trucking assets to raise cash to pay down indebtedness and (iv) raise additional equity to pay down debt. There can be no assurance the Company will be successful in finding and closing any of the above options.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2015.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne,
Chief Executive Officer and
Chief Accounting Officer

