Form 10-K
period 2015-12-31
FRONTIER OILFIELD SERVICES INC
filed 2016-03-30
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30746

FRONTIER OILFIELD SERVICES INC.

(Exact name of registrant as specified in its charter)

Texas	75-2592165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Travis Street
Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	Zip Code

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐  Yes  ☒  No

On June 30, 2015, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,797,777. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on June 30, 2015 as reported on the Over-The-Counter Pink Sheet Market. As of March 30, 2016, the Company had 11,537,276 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

FRONTIER OILFIELD SERVICES, INC.

PART I

Forward Looking Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, , technological change, dependence on key personnel, availability of key component parts, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements.

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

Our Business

Frontier Oilfield Services, Inc. a Texas corporation (and collectively with its subsidiaries, “we”, “our”, “Frontier”, “FOSI”, or the “Company”), was organized on March 24, 1995. The accompanying consolidated financial statements include the accounts of the Company as well as:

●	Frontier Acquisition I, Inc., and its direct and indirect subsidiaries Chico Coffman Tank Trucks, Inc. (“CTT”) and Coffman Disposal, LLC; and
●	Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC.

Frontier operates in the oilfield service industry and is currently involved in the disposal of saltwater and other oilfield fluids in Texas. Frontier owns and operates nine disposal wells in Texas. Six of these disposal wells are located in the Barnett Shale region in north central Texas and three of these wells are located in east Texas near the Louisiana border. Prior to June 2015, the company was also involved in the transportation of saltwater and other oilfield fluids in Texas. In March of 2015 the company was notified by its largest customer that the company’s contract for transportation services with that customer would not be renewed. Management decided to no longer provide transportation services to customers and sold its fleet of trucks, trailers and other equipment in September 2015.

The Barnett Shale region is a highly productive shale formation with a concentration of successful oil and gas wells. These wells have been completed using hydraulic fracturing and directional drilling techniques. In east Texas, the producing oil and gas wells have typically been in place for many decades. Production stimulation techniques such as salt water flood projects are used whereby salt water is injected into a producing formation to accelerate the migration of hydrocarbons to the well bore. The oil and gas wells in the Barnett Shale and in east Texas produce commercially viable volumes of hydrocarbons in the form of crude oil and natural gas. In addition, these wells produce significant volumes of salt water and other fluids as a by-product of the production of hydrocarbons. The salt water and fluids must be routinely removed from the well site on a daily, semiweekly or weekly basis depending on the flow rate of the wells.

The significant quantity of wells in the Barnett Shale and east Texas regions combined with the presence of salt water and other fluids in the production process creates significant demand for transport and disposal services such as those services provided by Frontier.

We had one customer that represented approximately 53% of our revenue for the year ended December 31, 2014. We had a Master Services Agreement (“MSA”) with this customer that expired on March 31, 2015 and was not renewed. Management decided to no longer provide transportation services to customers after the loss of the significant customer. In September 2015, the Company’s fleet of trucks and trailers and related equipment was sold. The Company received net proceeds of $1.2 million from the sale. The entire net proceeds of $1.2 million was used to reduce the Company’s senior debt. The implications of the loss of this business volume and exiting the transportation business will be significantly lower revenues and expenses going forward.

Recent Developments

In February 2015, the Company issued the shares of its 2014 Series A 7% Preferred Stock. This preferred stock featured a 7% cumulative dividend, payable quarterly.

On June 10, 2015, all of the outstanding shares of the Company’s 2014 Series A 7% Preferred Stock and all of the outstanding shares of the 2013 Series A Preferred Stock were converted by the holders to 5,962,500 shares of the Company’s common stock. In addition, all accrued and unpaid dividends on both the 2013 Series A Preferred Stock and the 2014 7% Series A Preferred Stock totaling $132,304 were converted to 117,290 shares of the Company’s common stock.

Development and Operating Activities

Economic conditions in the oil and gas industry are subject to volatility. The uncertain nature of these economic conditions combined with federal and state regulatory uncertainty in the energy industry requires operators to be flexible and adept at adjusting operations and strategy to achieve profitability. We intend to constantly evaluate all conditions and risks affecting our operating activities and to respond to those conditions by employing resources in areas we believe to have the most potential for success. Over the past year, significant declines in the price of crude oil and natural gas have put economic pressure on oil producers, requiring them to seek expense reductions to offset the decline in their revenues. The oil field service industry has been and will continue to be affected by the volatility in oil and natural gas prices, and may experience lower revenues as oil producers’ pressure oil field service providers for lower cost service.

The Company’s business requires capital to fund operations and growth. Management intends to conduct operations to generate sufficient capital to be used for reduction of the Company’s outstanding debt. In order to adequately fund operating activities, reduce current liabilities, and pay interest and principal on the debt, we may need to secure additional capital from third parties or other debt or equity financing sources. There can be no assurance that we will be able to enter into additional financing arrangements on terms that are acceptable. There are also no assurances that we will be able to achieve profitability as a result of our operations in the current market environment.

General Regulations

Both state and federal authorities regulate the transportation and disposal of salt water, produced fluids and drilling fluids. The executive and legislative branches of government at both the state and federal levels have periodically proposed the establishment of controls on salt water disposal, environmental protection, as well as various other related programs impacting the salt water disposal business. If any further legislation is promulgated related to the disposal of salt water, produced fluids or drilling fluids, such legislation could have a material effect on our operations.

Our costs of regulatory compliance are approximately $75,000 per year. In addition, we are required to maintain performance bonds and certain letters of credit in favor of regulatory agencies such as the Texas Railroad Commission. We currently maintain approximately $100,000 in security in the form of performance bonds and letters or credit for the benefit of certain regulatory agencies.

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

State Regulatory Controls

The State of Texas (where we operate) regulates the operation and permitting associated with the transport and disposal of salt water and other produced fluids. Because we are primarily engaged in salt water, produced fluids and drilling fluid disposal activities, our operations are subject to inspection and permitting by authorities of the State of Texas. There have been recent regulatory and legislative proposals related to concerns with potential water supply contamination potentially be caused by hydraulic fracturing operations.

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

Employees

Currently, we have 7 full-time employees, with one full-time employee at our corporate office and 6 full-time employees in operations.

Item 1A.	Risk Factors

Business Risks

Our business volume has declined and our operations have lost a significant amount of money during the last two fiscal years.

Due to reductions in the volume of business and the decision to no longer provide transportation services to our customers combined with significant debt, the Company’s operations have not been profitable. We have made substantial changes in our operations including significant reductions in operating expenses and employees, the closing of our salt water disposal operations in east Texas, and sales of transportation assets to raise cash to reduce debt. There can be no assurance we will be successful in returning to profitability. If we are unable to return to profitability we may be required to seek the protection of the United States Bankruptcy Court and liquidate or reorganize.

Our independent auditors have issued a report which raises the question about our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the year ended December 31, 2015 includes a paragraph that explains that we have been experiencing financial and liquidity concerns. Per the report, these conditions raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report, along with our recent financial results, may make it difficult for us to raise additional debt or equity financing necessary to conduct our operations.

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

Due to lower market prices for crude oil and other changes occurring in the oil industry, many of our customers are seeking to reducing their costs and to reduce their operations. We have begun implementing a business plan with an emphasis on increasing the volumes of salt water, produced fluids and drilling fluids we dispose of. The planned increase in business volume may require that we reduce prices for the services we perform for our customers due to the current economic environment in the oil and gas industry. We currently have limited financial resources and there can be no assurance we will be successful in gaining additional salt water disposal business from new and existing customers at prices and terms that would allow us to make a profit.

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

Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. If existing regulatory requirements or enforcement policies change or are more stringently enforced, we may be required to make significant unanticipated capital and operating expenditures. Any failure to comply with applicable environmental laws and regulations may result in governmental authorities taking actions that could adversely impact our operations and financial condition, including the:

●	issuance of administrative, civil and criminal penalties;
●	denial or revocation of permits or other authorizations;
●	reduction or cessation in operations; and
●	performance of site investigatory, remedial or other corrective actions.

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

We are required to obtain certain permits, approvals or licenses in connection with our disposal well operations. We may not be able to obtain new or transferred permits, approvals or licenses on a timely basis or at all, which would result in material adverse consequences to our business and financial condition.

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

Our operations are subject to hazards inherent in the oil and gas industry, including, but not limited to, accidents, blowouts, explosions, craterings, fires and oil spills. These conditions can cause:

●	personal injury or loss of life;
●	damage to or destruction of property and equipment and the environment; and
●	suspension of operations.

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

There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of foreign, U.S. federal, regional, provincial and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

●	result in increased costs associated with our operations and our customers’ operations;
●	increase other costs to our business;
●	adversely impact overall drilling activity in the areas in which we plan to operate;
●	reduce the demand for carbon-based fuels; and
●	reduce the demand for our services.

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

The current U.S. administration and Congress have proposed several new articles of legislation or legislative and administration changes, including changes to tax laws and regulations, which could have a material negative effect on our operations and financial results. Some of the proposed changes that could negatively impact us are:

●	cap and trade system for emissions;
●	increase environmental limits on exploration and production activities;
●	repeal of expensing of intangible drilling costs;
●	increase of the amortization period for geological and geophysical costs to seven years;
●	repeal of percentage depletion;
●	limits on hydraulic fracturing or disposal of hydraulic fracturing fluids;
●	repeal of the domestic manufacturing deduction for oil and natural gas production;
●	repeal of the passive loss exception for working interests in oil and natural gas properties;
●	repeal of the credits for enhanced oil recovery projects and production from marginal wells;
●	repeal of the deduction for tertiary injectants;
●	changes to the foreign tax credit limitation calculation; and
●	changes to healthcare rules and regulations.

We are subject to litigation risks that may not be covered by insurance.

In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, employees and other matters, including potential claims from individuals due to accidents or other mishaps involving our operations. We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles under our insurance policies. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters.

Our concentration of customers in a single industry may impact our overall exposure to credit risk.

All of our customers operate in the energy industry. This concentration of operations and customers in a single industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.

Oil and natural gas prices are volatile. A substantial decrease in oil prices could adversely affect our financial results.

Our future financial condition may be impacted by the level of oil and natural gas market prices. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given world geopolitical conditions. In addition, our cash flow from operations is somewhat dependent on the prices that we receive for oil sold from our disposal operations. The price volatility in the oil and natural gas market also affects the cash flow and operations of our customers and their ability to purchase our services. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

●	the level of consumer demand for oil and natural gas;
●	the domestic and foreign supply of oil and natural gas;
●	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil and natural gas price and production controls;
●	the price of foreign oil and natural gas;
●	domestic governmental regulations and taxes;
●	the price and availability of alternative fuel sources;

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

Our stock is thinly traded as much of our issued and outstanding stock is held by our officers and a small number of stockholders. Consequently, until our common stock is more widely held and actively traded small sales or purchases will likely cause the price of our common stock to fluctuate dramatically up or down without regard to our financial health, net worth or business prospects.

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

Our principal executive offices are located at 220 Travis St., Shreveport, Louisiana 71101.

We own 7.055 acres at 503 W. Sherman St., Chico, Texas on which we have 3 buildings. These facilities serve as our executive and administrative offices and headquarters for CTT operations including repair & maintenance facilities for its salt water disposal services business. CTT has three operating wells near Chico, Texas. Two of these well locations have small buildings for well monitoring and operations. We also own 7.49 acres in Harrison County, Texas on which three of our disposal wells are located, along with a small office and repair shop for the operation of these wells.

We are obligated under long-term leases for the use of land where seven of our disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with a one-year renewal option and the third lease expires on May 31, 2018 with no option to renew. The aggregate monthly lease payments for the disposal well leases are $10,890.

Disposal Wells. We currently own and operate nine disposal wells which are licensed by the State of Texas for the disposal of salt water and certain drilling fluids. We receive fees from the use of our wells from our own operations or by third parties who contract for the use of our disposal wells. Our disposal wells and their locations are as follows:

Company	Well Name	Permit #	Location	State	Own/ Lease	Lease Term Exp.	Lease Terms
Coffman Disposal, LLC
Trull Disposal Well, LLC	Trull 1	11954	Trull Lease, Well No. 1, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	$1,500 per month

Trull Well #2, LLC	Trull 2	12180	Trull Lease, (19617), Well No. 2, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	Included in above

Trull Well #3 LLC (in process)	Trull 3	13300	Trull (000000) Lease Boonsville Field, Wise County RRC District 09	TX	Lease	not completed	$1,500 per month

CSWU Well, LLC	CSWU	11891	Caughlin Strawn West Unit Lease, (30288), Well No. 1202U, Caughlin (Strawn) Field, Wise County, RRC District 09	TX	Lease	5/31/2018	$1,890 per month

Brunson Well, LLC	Brunson 1	11779	Brunson Kenneth Lease (30152) Lease, Well No.1 WD, Boonsville (Bend Congl., Gas ) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	$4,000 per month

Brunson Well, LLC	Brunson 2	12533	Brunson Kenneth Lease (30152), Well No. 2 Boonesville (Bend Congl., Gas) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	Included in above

Trinity Disposal Wells, LLC
Trinity Disposal Wells, LLC	Barker - Hope	17034	Barker-Hope Lease, (016675), Well No. 4, Scottsville, NW (Page 6400) Field, Harrison County, RRC District 06	TX	Lease	5 year renewals	$1,000 per month

Trinity Disposal Wells, LLC	Riley	16157	756 Akin Road, Waskom TX 75692; (Riley Lease, (14193), Well No. 1SW,Waskom (Riley 6225) Field, Harrison County, RRC District 06	TX	Own	na/	n/a

Trinity Disposal Wells, LLC	Shaw	16705	Shaw, Jim Lease, (029412), Well No. 1, Bethany (Pettit) Field, Harrison County RRC District 06	TX	Lease	5 year renewals	$1,000 per month

Item 3.	Legal Proceedings

We were a named defendant, along with the previous named officers, in certain litigation styled Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. “Dick” O’Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas. The plaintiffs in this matter allege they have been damaged by our failure to complete a disposal well in a joint venture between the parties. On February 29, 2016 the litigation was tentatively settled by mutual agreement of the parties. Under the terms of the proposed settlement, the plaintiffs will agree to return to the Company all of their shares of restricted and unregistered stock of the Company issued to them in 2013. The Company agreed to issue 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company will have exclusive trading authority over the shares and will have the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company will also have a call option on the shares which will entitle the Company to purchase the shares at $1.25 per share at any time. The company anticipates that the settlement agreement will close in April 2016, which will result in the termination of the litigation. The Company believes that it is highly probable that the settlement agreement will close and has therefore recorded a liability of $206,000 associated with the proposed settlement of this litigation.

In addition, although we were not named as a party, certain of our current and former officers were involved in litigation filed against them and, as a result, we were obligated to indemnify these officers. Jimmy Coffman and Elaine Coffman v. Tim P. Burroughs and Dick O’Donnell CAUSE NO. CV14-02-115 was filed in the 271st Judicial District Wise County, Texas wherein the Coffmans sought to obtain the sum of $2.1 million which they alleged was owed to them on a promissory note as a result of our purchase of CTT and its subsidiary, Coffman Disposal, LLC. On February 12, 2015 we executed a settlement agreement in the litigation with the Coffmans whereby the Coffmans received a cash payment from our Directors and Officers insurance carrier in exchange for the termination of the litigation and the cancellation of the two subordinated promissory notes with face amounts totaling $3.7 million. The settlement resulted in the reduction of our debt by $2.1 million. We paid approximately $150,000 in defense costs, which represented the amount of our deductible under our Directors and Officers insurance policy.

On November 3, 2014, ICON Investments filed suit in Dallas County District Court, Cause No. DC-14-12819, against us and each of our subsidiaries seeking the sum of $4.3 million plus costs and attorney’s fees claiming we were in breach of the ICON Note agreement. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the ICON Note from ICON Investments and the litigation with ICON Investments was terminated by agreement. The accredited investor assumed the terms and conditions of the ICON Note agreement.

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

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2015	$0.60	$2.20
Quarter ending June 30, 2015	$0.43	$3.00
Quarter ending September 30, 2015	$0.60	$1.65
Quarter ending December 31, 2015	$0.08	$1.25

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2014	$0.11	$2.96
Quarter ending June 30, 2014	$0.18	$0.65
Quarter ending September 30, 2014	$0.15	$0.60
Quarter ending December 31, 2014	$0.60	$0.60

The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 974 shareholders of record for our common stock as of December 31, 2015.

In February 2015, the Company issued the shares of its 2014 Series A 7% Preferred Stock. This preferred stock featured a 7% cumulative dividend, payable quarterly.

On June 10, 2015, all of the outstanding shares of the Company’s 2014 Series A 7% Preferred Stock and all of the outstanding shares of the 2013 Series A Preferred Stock were converted by the holders to 5,962,500 shares of the Company’s common stock. In addition, all accrued and unpaid dividends on both the 2013 Series A Preferred Stock and the 2014 7% Series A Preferred Stock totaling $132,304 were converted to 117,290 shares of the Company’s common stock.

Item 6.	Selected Financial Data

Not applicable as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 2015 and 2014.

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

Recent Financial Developments

In February 2015, the Company issued the shares of its 2014 Series A 7% Preferred Stock. This preferred stock featured a 7% cumulative dividend, payable quarterly.

On June 10, 2015, all of the outstanding shares of the Company’s 2014 Series A 7% Preferred Stock and all of the outstanding shares of the 2013 Series A Preferred Stock were converted by the holders to 5,962,500 shares of the Company’s common stock. In addition, all accrued and unpaid dividends on both the 2013 Series A Preferred Stock and the 2014 7% Series A Preferred Stock totaling $132,304 were converted to 117,290 shares of the Company’s common stock.

Results of Operations

For the year ended December 31, 2015 we reported a net loss from continuing operations of $5.6 million as compared to a net loss from continuing operations of $5.3 million for the year ended December 31, 2014.

Revenue. Total revenue decreased by $12.3 million or 76% from $16.1 million for the year ended December 31, 2014 to $3.8 million for the year ended December 31, 2015.

The decrease in revenue for the year ended December 31, 2015 is principally attributable to Management’s decision to no longer provide transportation services as a part of the services offered by the Company and to focus on the disposal business.

Expenses. The components of our costs and expenses for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014	% Increase (Decrease)
Costs and expenses:
Direct costs	$2,033,871	$11,311,850	-82%
Indirect costs	779,300	3,767,346	-79%
General and administrative	658,317	925,961	-29%
Depreciation and amortization	2,086,496	2,712,440	-23%
Write off of obsolete inventory	155,735	—	100%
Impairment of property and equipment and intangible assets	5,783,987	—	100%

Total costs and expenses	$11,497,706	$18,717,597	-39%

The decrease in the volumes of saltwater and other fluids transported and disposed of necessitated a decrease in operating expenses for the year ended December 31, 2015. The decrease in direct costs is primarily attributable to Management’s decision to no longer provide transportation services as a part of the services offered by the Company and to focus on the disposal business. This resulted in the reduction of the number of employees and the related salaries, wages and benefits as well as the elimination of costs for fuel, repairs and maintenance for the truck fleet and the cost of the use of third party disposal wells.

The decrease in indirect costs for the year ended December 31, 2015 is the result of an overall reduction of administrative salaries and benefits, insurance costs and utilities resulting from tighter expense controls associated with no longer providing transportation services to customers.

The decrease in general and administrative costs for the year ended December 31, 2014 was related to reduced professional fees, property taxes, communications costs and computer expenses. Management reduced professional fees by $55,000 to $367,000 for the year ended December 31, 2015 compared to professional fees expense of $422,000 for the year ended December 31, 2014. Stock compensation was $0 for the year ended December 31, 2015 compared to $74,000 for the year ended December 31, 2014. General and administrative personnel and salaries were substantially reduced during the year ended December 31, 2015.

Other (Income) Expense. Other (income) expenses for the year ended December 31, 2015 included $1.3 million of interest expense compared to $1.8 million of interest expense for the year ended December 31, 2014. In addition, other (income) expense for the year ended December 31, 2015 included a gain on the sale of assets of $690,000 compared to a loss of $797,000 for the year ended December 31, 2014. Other (income) expense for the year ended December 31, 2015 included a gain of $2.2 million for extinguishment of debt. This is principally composed of the gain of $2.1 million associated with the settlement of the Coffman litigation. The remainder is due to gains associated with the reduction of accounts payable with vendors through a combination of settlements and write offs of dormant accounts We have not recorded federal income tax expense for the years ended December 31, 2015 and 2014 because of our net operating loss carry forwards. Also, since there is continued uncertainty as to the realization of a deferred tax asset, we have not recorded any deferred tax benefits.

Liquidity and Capital Resources

Cash Flows and Liquidity

As of December 31, 2015 we had total current assets of approximately $850,000. Our total current liabilities as of December 31, 2015 were $12.8 million, including $8.6 million of debt classified as current liabilities. We had a working capital deficit of $12 million as of December 31, 2015 compared to a working capital deficit of $13.1 million as of December 31, 2014.

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

The following table summarizes our sources and uses of cash for the years ended December 31, 2015 and 2014:

	For the Years Ended
	December 31, 2015	December 31, 2014

Net cash provided by (used in) operating activities	$316,299	$(1,242,926)

Net cash provided by (used in) investing activities	(350,087)	704,923

Net cash provided by (used in) financing activities	(58,510)	544,341

Net increase in cash	$(92,298)	$6,338

As of December 31, 2015, we had $22,000 in cash and cash equivalents, a decrease of $92,000 from December 31, 2014. The decrease was due to cash sources provided by operating activities of $316,000 that was offset by cash used in investing activities of $350,000 and cash used in financing activities of $59,000. During the year ended December 31, 2015, the Company disposed of property and equipment with a net book value of $0.5 million. The Company received total proceeds of $1.2 million and recognized a gain of $0.7 million. During the year ended December 31, 2014, the Company disposed of property and equipment with a net book value of $1.8 million. The Company received total proceeds of $1.0 million and recognized a loss of $0.8 million.

Net cash used in investing activities was $350,000 for the year ended December 31, 2015, which primarily related to the purchase of fixed assets and advance made to an entity owned by one of the principal shareholders of the Company. The cash advance is held in an investment account of the entity and is due on demand to the Company at any time. Net cash provided by investing activities was $0.7 million for the year ended December 31, 2014 which primarily related to proceeds for sales of non-productive assets.

Net cash used in financing activities was $59,000 for the year ended December 31, 2015, which consisted of payments of term debt. Net cash provided by financing activities was $0.5 million for the year ended December 31, 2014, which consisted of $1.3 million cash received from borrowings, $1.0 million in debt repayments and $0.2 million in proceeds from preferred stock subscriptions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

 As a smaller reporting company, we are not required to complete this item.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS.

FRONTIER OILFIELD SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Frontier Oilfield Services, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Frontier Oilfield Services, Inc. and its subsidiaries (the “Company”), as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Oilfield Services, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, LLP

Dallas, Texas
March 30, 2016

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash	$22,400	$114,698
Restricted cash	77,614	77,614
Accounts receivable, net of allowance of doubtful accounts of $192,220 and $193,483, respectively	210,346	930,841
Inventory	947	197,551
Prepaid expenses	—	9,287
Advance to shareholder	348,037	—
Current portion of capitalized loan fees	194,990	242,092
Total current assets	854,334	1,572,083

Property and equipment, at cost	9,170,379	17,875,469
Less: accumulated depreciation	(3,894,475)	(6,855,473)
Property and equipment, net	5,275,904	11,019,996

Intangibles, net	481,707	3,084,698
Capitalized loan fees, net of current portion	188,215	383,204
Deposits	27,302	32,302
Total other assets	697,224	3,500,204
Total Assets	$6,827,462	$16,092,283

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders	$8,585,197	$10,363,094
Accounts payable	2,718,209	3,403,263
Accrued liabilities	1,534,609	857,854
Total current liabilities	12,838,015	14,624,211
Long-term debt, less current maturities	60,273	1,594,795
Total Liabilities	12,898,288	16,219,006
Commitments and Contingencies (Note 10)
Stockholders’ Deficit:
Preferred stock to be issued	—	450,000
Preferred stock 2014 Series A- $.01 par value; authorized 10,000,000; no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Preferred stock 2013 Series A- $.01 par value; authorized 10,000,000; no shares and 2,850,000 shares issued and outstanding as of December 31, 2015 and 2014	—	28,500
Common stock- $.01 par value; authorized 100,000,000 shares;
11,537,276 and 5,457,486 shares issued and outstanding at December 31, 2015 and 2014, respectively	115,373	54,575
Additional paid-in capital	32,692,723	32,142,717
Accumulated deficit	(38,878,922)	(32,802,515)
Total stockholders’ deficit	(6,070,826)	(126,723)
Total Liabilities and Stockholders’ Deficit	$6,827,462	$16,092,283

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2015	December 31, 2014

Revenue, net of discounts	$3,816,060	$16,080,914
Costs and expenses:
Direct operating costs	2,033,871	11,311,850
Indirect operating costs	779,300	3,767,346
General and administrative	658,317	925,961
Depreciation and amortization	2,086,496	2,712,440
Write off of obsolete inventory	155,735	—
Impairment of property and equipment and intangible assets	5,783,987	—
Total costs and expenses	11,497,706	18,717,597
Operating loss	(7,681,646)	(2,636,683)
Other (income) expense:
Interest expense	1,259,594	1,823,322
(Gain) loss on disposal of property and equipment	(692,853)	797,372
(Gain) loss on extinguishment of debt	(2,222,372)	4,453
Loss before provision for income taxes	(6,026,015)	(5,261,830)
Provision for state income taxes	1,298	23,536
Net loss	$(6,027,313)	$(5,285,366)

Net loss per common share - basic and diluted:	$(0.69)	$(0.92)

Weighted Average Common Shares Outstanding:
Basic and Diluted	8,855,506	5,751,181

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities:
Net loss	$(6,027,313)	$(5,285,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,086,496	2,712,440
Write off of obsolete inventory	155,735	—
Impairment of property and equipment and intangible assets	5,783,987	—
Bad debt expense	899	160,162
Issuance of common stock for services	—	74,000
(Gain) loss on extinguishment of debt	(2,222,372)	4,453
Payment of expenses by stockholder in exchange for purchase of preferred stock	—	314,743
(Gain) loss on disposal of property and equipment	(692,853)	797,372
Amortization of capitalized loan fees	242,091	325,442
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	719,596	514,900
Other receivable	—	287,076
Inventory	40,869	17,418
Prepaid expenses	9,287	1,355,016
Deposits	5,000	(8,265)
Increase (decrease) in operating liabilities:
Accounts payable	(545,088)	(1,033,132)
Accrued liabilities	759,965	(359,972)
Financed insurance premiums payable	—	(1,119,213)
Net cash provided by (used in) operating activities	316,299	(1,242,926)

Cash Flows From Investing Activities:
Advance to shareholder	(348,037)	—
Purchase of property and equipment	(3,450)	—
Proceeds from sale of property and equipment	1,400	704,923
Net cash provided by (used in) investing activities	(350,087)	704,923

Cash Flows From Financing Activities:
Proceeds from preferred stock issuance	—	216,257
Proceeds from stockholder loans	3,052	1,381,309
Net change in line of credit	—	(931,181)
Payments on debt	(61,562)	(122,044)
Net cash provided by (used in) financing activities	(58,510)	544,341

Net increase (decrease) in cash	(92,298)	6,338
Cash at beginning of the year	114,698	108,360
Cash at end of the year	$22,400	$114,698

Supplemental Cash Flow Disclosures
Interest paid	$153,014	$1,183,224
Taxes paid	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Convertible notes conversion	$—	$53,500
Retirement of notes payable in exchange for preferred stock issuance	$—	$359,000
Cumulative dividend payable recorded in accrued liabilities	$49,094	$46,183
Proceeds from disposal of property and equipment paid directly to lender	$1,171,501	$308,870
Conversion of preferred stock and cumulative dividend payable into common stock	$132,304	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ DEFICIT

	Preferred Stock 2013 Series A 7%		Preferred Stock 2014 Series A 7%		Preferred Stock To Be Issued	Common Stock		Additional Paid-In Capital	Prepaid Stock Compensation	Accumulated Deficit	Total Stockholders’Deficit
	Shares	Amount	Shares	Amount		Shares	Par Value

Balance - December 31, 2013	1,750,000	$17,500	—	$—	$—	5,553,157	$55,531	$31,659,261	$(74,000)	$(27,470,966)	$4,187,326
Preferred stock sales	1,100,000	11,000	—	—	450,000	—	—	429,000	—	—	890,000
Shares issued for services	—	—	—	—	—	—	—	—	74,000	—	74,000
Conversion of convertible note to common stock	—	—	—	—	—	341,829	3,419	50,081	—	—	53,500
Common stock cancellation	—	—	—	—	—	(437,500)	(4,375)	4,375	—	—	—
Dividends	—	—	—	—	—	—	—	—	—	(46,183)	(46,183)
Net Loss	—	—	—	—	—	—	—	—	—	(5,285,366)	(5,285,366)
Balance December 31, 2014	2,850,000	28,500	—	—	450,000	5,457,486	54,575	32,142,717	—	(32,802,515)	(126,723)
Preferred stock issuance	—	—	1,125,000	11,250	(450,000)	—	—	438,750	—	—	—
Conversion of accrued dividends to common stock	—	—	—	—	—	117,290	1,173	131,131	—	—	132,304
Conversion of preferred stock to common stock	(2,850,000)	(28,500)	(1,125,000)	(11,250)	—	5,962,500	59,625	(19,875)	—	—	—
Dividends	—	—	—	—	—	—	—	—	—	(49,094)	(49,094)
Net Loss	—	—	—	—	—	—	—	—	—	(6,027,313)	(6,027,313)
Balance December 31, 2015	—	$—	—	$—	$—	11,537,276	$115,373	$32,692,723	$—	$(38,878,922)	$(6,070,826)

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ACTIVITIES:

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

Frontier operates its business in the oilfield service industry and is primarily involved in the disposal of saltwater and other oilfield fluids in Texas. The Company currently owns and operates nine disposal wells in Texas, six within the Barnett Shale in North Texas and three in east Texas near the Louisiana state line. The Company’s customers include national, integrated, and independent oil and gas exploration companies.

2.	GOING CONCERN:

The Company’s financial statements are prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of the financial statements, the Company has generated losses from operations, has an accumulated deficit and working capital deficiency. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As a result, our auditors issued an audit opinion with respect to our 2015 and 2014 annual financial statements which included a statement describing our going concern status.

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

Cash

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of December 31, 2015 and 2014, none of the Company’s cash was in excess of federally insured limits.

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

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of December 31, 2015 and 2014, the Company’s allowance for doubtful accounts was $192,220 and $193,483, respectively. The Company wrote off $2,162 of accounts receivable against the allowance for doubtful accounts in 2015.

At December 31, 2015 and 2014, the Company had the following customer concentrations.

	Percentage of Revenue		Percentage of Accounts Receivable
	2015	2014	2015	2014
Customer A	47%	53%	*	22%
Customer B	*	14%	*	29%
Customer C	*	*	27%	*
Customer D	*	*	10%	*
Customer E	*	*	21%	*

* Less than 10%

Parts Inventory

Parts inventory consists of replacement parts for the Company’s vehicles and is stated at the lower of cost or market. Cost is determined using average cost method.

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

The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to income in the respective period. The estimated useful lives are as follows:

		Cost
Asset Description	Estimated Useful Life	December 31, 2015	December 31, 2014
Land	Non-depreciable	$225,000	$225,000
Trucks and equipment	5-7 years	3,450	7,529,483
Disposal wells	5-14 years	7,882,774	9,046,686
Buildings and improvements	15 - 39 years	474,900	474,900
Office furniture and equipment	5-7 years	45,000	60,175
Disposal well under construction	Non-depreciable	539,255	539,225
Total property and equipment, at cost		9,170,379	17,875,469
Less: accumulated depreciation		(3,894,475)	(6,855,473)
Property and equipment, net		$5,275,904	$11,019,996

During the year ended December 31, 2015, the Company disposed of property and equipment with a net book value of $480,048. The Company received total proceeds of $1,172,901 and recognized a gain of $692,853 in the accompanying consolidated statements of operations. During the year ended December 31, 2014, the Company disposed of property and equipment with a net book value of $1,811,166. The Company received total proceeds of $704,923 and recognized a loss of $797,372 in the accompanying consolidated statements of operations.

Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. In 2015, the Company determined that the carrying value of the Company’s property and equipment and intangible assets was greater than their estimated fair value. In accordance with the guidance for the impairment of long-lived assets, the Company recorded an impairment charge of $5.8 million in 2015 to adjust the carrying value of the asset to our estimate of its fair value. No impairment charges were recorded in 2014.We estimated that fair value using the comparable sales method.

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

The following table sets forth the non-financial items measured at fair value on a non-recurring basis as of December 31, 2015. All items were categorized as Level 3 within the fair value hierarchy.

Description	Balance Sheet Location	December 31, 2015	Categorization
Well permits	Intangibles, net	$500,000	Level 3
Customer relationships	Intangibles, net	$—	Level 3
Disposal wells	Property and equipment, net	$5,000,000	Level 3

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2015 and 2014, except as disclosed.

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

Earnings Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. In 2014, there were 150,000 stock options, which have been excluded from EPS, outstanding that could potentially have a dilutive effect on EPS in the future. The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share.

	Years Ended December 31,
	2015	2014
Earnings (numerator)
Net loss	$(6,027,313)	$(5,285,366)
Preferred stock dividends	(49,094)	(46,183)
Net loss loss available to common shareholders	$(6,076,407)	$(5,331,549)

Shares (denominator)
Weighted average common shares outstanding (basic)	8,855,506	5,751,181

Loss per share from continuing operations
Basic and Diluted	$(0.69)	$(0.93)

4.	RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, Financial Accounting Standards Board (“FASB”) issued new guidance ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to provide a framework that replaces the existing revenue recognition guidance. ASU 2014-09 is the result of a joint effort by the FASB and the International Accounting Standards Board intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 provides that an entity should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 was originally intended to be effective for annual periods and interim periods within that reporting period beginning after December 15, 2016, for public business entities. In August 2015, FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities will apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption of ASU 2014-09 is permitted after December 15, 2016. The Company is currently assessing the future impact of this ASU.

In April 2015, FASB issued an accounting pronouncement ASU 2015-3 related to the presentation of debt issuance costs (FASB ASC Subtopic 835-30). This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We have adopted this pronouncement for our fiscal year beginning January 1, 2016. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

The intangible assets, net of amortization as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangible assets:
Disposal well permits	$500,000	$(18,293)	$481,707	10 years

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangible assets:
Disposal well permits	$2,093,867	$(506,018)	$1,587,849	10 years
Customer relationships	1,973,867	(477,018)	1,496,849	10 years
	$4,067,734	$(983,036)	$3,084,698

Future amortization expense for definite-life intangible assets as of December 31, 2015 is as follows:

Years Ending December 31,
2016	$73,171
2017	73,171
2018	73,171
2019	73,171
2020	73,171
Thereafter	115,852
$481,707

6.	BORROWINGS:

Outstanding borrowings as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014

Revolving credit facility and term loan (a)	$1,339,462	$2,510,963
Term note (b)	4,330,820	4,330,820
Loans from stockholders (c) (d)	2,873,536	2,870,484
Notes payable (e)	—	2,082,407
Installment notes (f)	101,652	163,215
Total debt	8,645,470	11,957,889
Less current portion	(8,585,197)	(10,363,094)
Total long-term debt	$60,273	$1,594,795

a.	The Revolving Credit Facility and Term Loan have a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of December 31, 2015). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position with an accredited investor. On April 11, 2014 an accredited investor, who is also a significant stockholder in the Company, purchased the Senior Loan Facility and related collateral from Capital One Bank N.A. and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements. As of December 31, 2015, the Company was not in compliance with its debt covenants under the Senior Loan Facility and the lender had not exercised its rights under the Senior Loan Facility. The outstanding balance of the Senior Loan Facility is included in current liabilities at December 31, 2015 due to the fact that the Company was not in compliance with its debt covenants, including the timely payment of interest and principal.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON in the amount of $5 million (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides for an annual interest rate of 14% with monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of December 31, 2015, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at December 31, 2015 due to the fact that the Company was not in compliance with its debt covenants, including the timely payment of interest.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered into a loan agreement with the Company for the amount of $2,783,484. As of December 31, 2015 and 2014 the principal balance of the note was $2,786,534 and $2,783,484, respectively. The note bears interest at 9% per annum. The terms of the note require the cash payment of one half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest are due and payable in November 27, 2015. The principal and interest on the note payable is past due according to its terms.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered into a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to have been repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due according to its terms.

e.	The Company assumed two notes payable in connection with the acquisition of CTT. The notes were related to CTT’s purchase of common shares from two of its former stockholders. The primary note payable, dated June 1, 2007, in the original amount of $3,445,708 with interest at 4.79%, was payable in monthly installments of $33,003 including interest, maturing December 1, 2018. The Company’s secondary note payable in the original amount of $219,555 dated June 1, 2007 had interest at 4.79% and was payable in monthly installments of $2,488 including interest, maturing December 1, 2018. Both notes were subordinated to the Senior Loan Facility and ICON notes. On February 12, 2015 the Company executed a settlement agreement in the litigation with the holders of the two notes payable. The effect of the settlement agreement is the cancellation of the two notes payable totaling $3.7 million. The promissory notes were owed to the former owners of CTT and related to the Company’s acquisition of CTT. On February 12, 2015, we executed a settlement agreement in connection with litigation which had been asserted against certain of our officers of the Company and for which we were obligated to indemnify such officers. The effect of the settlement agreement was the cancellation of two subordinated promissory notes totaling $3,665,263. The settlement resulted in the reduction of the Company’s indebtedness by $2,082,408. These promissory notes were owed to the former owners of CTT and related to the Company’s acquisition of CTT. The settlement resulted in a one-time gain on extinguishment of debt of $2,082,408 during the year ended December 31, 2015.

f.	The Company has an installment loan with a principal balance of approximately $101,652 which was used to acquire property and equipment for use in the Company’s operations. The loan matures in September 2017 and has an interest rate of 5.69% and monthly minimum payments of $5,377.

Future maturities of the Company’s borrowings as of December 31, 2015 are as follows:

Years Ending December 31,
2016	$8,585,197
2017	56,433
2018	3,840
$8,645,470

7.	EQUITY TRANSACTIONS:

a.	On June 10, 2015, the Company converted 2,850,000 shares of 2013 Series A Convertible Preferred Stock and 1,125,000 shares of 2014 Series A 7% Preferred Stock, including all accrued and unpaid dividends into common stock. Total common stock issued was 6,079,790 shares.

b.	During the year ended December 31, 2014, the Company issued 1,100,000 shares of 2013 Series A Convertible Preferred Stock and 2,200,000 warrants to purchase shares of the Company’s common stock, for $440,000. The preferred stock features a 7% cumulative dividend, payable quarterly. The amount of dividends in arrears for all preferred stock was $83,210 at December 31, 2014. The warrant features provide that 2 warrants may be exercised to purchase one share of common stock at a strike price of $0.20 per share with an expiration date of September 20, 2014. All of the warrants outstanding expired prior to December 31, 2014.

c.	During the year ended December 31, 2014, the Board of Directors agreed to issue shares of 2014 Series A 7% Preferred Stock in exchange for the cancellation of $450,000 of the Company’s unsecured debt held by one of the Company’s significant stockholders. These 1,125,000 shares of 2014 Series A 7% Preferred Stock were issued in February 2015. This preferred stock features a 7% cumulative dividend, payable quarterly.

8.	STOCK BASED COMPENSATION:

Under the terms of the Company’s employment agreement with Mr. O’Donnell, Mr. O’Donnell receives a grant of 6,250 shares of the Company’s common stock per quarter and a grant of 1,000 shares of the Company’s common stock times the number of years of completed service issued annually. In addition, Mr. O’Donnell receives options to purchase up to 15,000 of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for the option is up to two years from its date of issuance, at which time the option expires. During the year ended December 31, 2014 the Company suspended all further stock grants to officers and directors due to the Company’s poor economic performance.

Summary Stock Compensation Table

The following table sets forth the Company’s paid or accrued stock compensation expense to its officers, directors and employees.

	Stock Awards	Stock Options Awards	Non-Vested Stock Awards	Securities Underlying Non-Vested Stock	Total

Year ended December 31, 2015	$—	$—	$—	—	$—

Year ended December 31, 2014	$74,000	$—	$—	—	$74,000

A summary of the status of the Company’s option grants as of December 31, 2015 and 2014 and the changes during the periods then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding December 31, 2013	300,000	$1.58	1.11	$474,450
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(150,000)	1.54	0.36	(231,600)
Outstanding December 31, 2014	150,000	1.58	1.11	242,850
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(150,000)	1.62	0.43	(242,850)
Outstanding December 31, 2015	—	$—	—	$—

The weighted average fair value at the grant date for options during the years ended December 31, 2014 was estimated using the Black-Scholes option valuation model with the following inputs:

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

CTT sponsors a 401(k) defined contribution plan covering substantially all employees. CTT generally matches contributions up to a maximum of 4% of the participant’s earnings. The matching contributions for the year ended December 31, 2015 and 2014 were $4,087 and $29,519, respectively.

10.	COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated for $1,123,810 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one-year renewal options. The monthly lease payment for the disposal well leases is $10,890. Rent expense for the year ended December 31, 2015 and 2014 was $129,480 and $162,996, respectively. Following is a schedule of lease payments by year:

Years Ending December 31,	Disposal Well
2016	$129,180
2017	123,180
2018	102,450
2019	84,000
2020	84,000
Thereafter	601,000
$1,123,810

b.	The Company is a named defendant along with the previously named officers in certain litigation; Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. “Dick” O’Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas wherein the Plaintiffs allege they have been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties. On February 29, 2016 the litigation was tentatively settled by mutual agreement of the parties. Under the terms of the proposed settlement, the plaintiffs agree to return to the Company all of their shares of restricted and unregistered stock of the Company issued to them in 2013. The Company agreed to issue 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company will have exclusive trading authority over the shares and will have the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company will also have a call option on the shares which will entitle the Company to purchase the shares at $1.25 per share at any time. The company anticipates that the settlement agreement will close in April 2016, which will result in the termination of the litigation. The Company believes that it is highly probable that the settlement agreement will close and has therefore recorded a liability of $206,000 associated with the proposed settlement of this litigation.

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

d.	The Company realized a reduction in certain liabilities for accounts payable with certain vendors through a combination of settlements and write offs of dormant accounts. This activity resulted in a one-time gain on extinguishment of debt of $139,964 for the year ended December 31, 2015.

11.	INCOME TAXES:

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the year ended December 31, 2015 due to the Company’s net operating loss carry forward from prior years.

The following table reconciles income tax expense and rate base on the statutory rate to the Company’s income tax expense.

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	Percentage	Amount	Percentage
Computed “expected” income tax benefit	$(2,109,105)	35.00	$(1,841,641)	35.00
Increase (decrease) in income taxes resulting from:
Expiration of unused net operating loss	(173,904)	2.89	1,711,914	(32.53)
Permanent differences	555	(0.01)	1,191	(0.02)
State taxes, net of federal benefit	1,298	(0.02)	15,299	(2.60)
Changes in valuation allowance	2,282,454	(37.88)	136,773	(0.29)
Provision for federal and state income tax	$1,298	(0.02)	$23,536	(0.44)

Deferred Income Taxes

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	Years Ended December 31,
	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforward	$12,311,015	$11,449,134
Expiration of unused net operating loss	(173,904)	(1,711,914)
Bad debt allowance	17,942	17,500
Stock based compensation	98,035	98,035
Depreciation and amortization	(1,684,911)	(1,567,032)
Total deferred tax assets	10,568,177	8,285,723
Valuation allowance	(10,568,177)	(8,285,723)
Net deferred tax assets	$—	$—

At December 31, 2015 and 2014, the Company has net operating loss carry forwards of approximately $34.7 million and $27.8 million, respectively, remaining for federal income tax purposes. Net operating loss carry forwards may be used in future years to offset taxable income subject to compliance with Section 382 of the Internal Revenue Code. The federal net operating loss carry forwards will expire in 2018 through 2035.

12.	RELATED PARTY TRANSACTION:

During 2015, the Company advanced $348,037 to an entity owned by one of the principal shareholders of the Company. The cash is held in an investment account of the entity and is due on demand to the Company at any time. The advance is non-interest bearing and is not evidenced by any written agreement.

Item 9.	Changes In and Disagreements with Accountants and Financial Disclosure.

NONE

Item 9A.	Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management, including our CEO, concluded our internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2015.

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

Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the internal controls. This information was important both for the controls evaluation generally and because item 5 in the Section 302 Certifications of the CEO requires that the CEO disclose that information to the Audit Committee of our Board and to our independent auditors and report on related matters in this section of the Report. In the professional auditing literature, “significant deficiencies” represent control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in the auditing literature as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, the company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.

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

NAME	AGE	POSITION
Donald Ray Lawhorne	72	Chief Executive Officer, Director
Dick O’Donnell	72	Executive Vice President, Director
John L. Stimpson	46	Director

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

Our executive compensation program is intended to be simple and clear, and consists of the following elements (depending on individual performance):

●	Base salary;
●	Annual incentive plan awards;
●	Stock-based compensation; and
●	Benefits.

The following objectives guide the Board of Directors in its deliberations regarding executive compensation matters:

●	Provide a competitive compensation program that enables us to retain key executives;
●	Ensure a strong relationship between our performance results and those of our segments and the total compensation received by an individual;
●	Balance annual and longer term performance objectives;
●	Encourage executives to acquire and retain meaningful levels of common shares; and
●	Work closely with the Chief Executive Officer to ensure that the compensation program supports our objectives and culture.

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

Base Salary. Our objective for paying base salaries to executives is to reward them for performing the core responsibilities of their positions and to provide a level of security with respect to a portion of their compensation. We consider a number of factors when setting base salaries for executives, including:

●	Existing salary levels;
●	Competitive pay practices;
●	Individual and corporate performance; and
●	Internal equity among our executives, taking into consideration their relative contributions to our success.

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

Summary Compensation Table

The following table sets forth the annual and log-term compensation with respect to the year ended December 31, 2015 paid or accrued by us on behalf of the executive officers named.

						Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards (1) ($)	Stock Awards (1) ($)	Restricted Stock Awards (1) ($)	Securities Underlying Restricted Stock (#)	Total ($)
Donald Ray Lawhorne,	2015	$—	$—	$—	$—	$—	—	$—
Chief Executive Officer	2014	$32,580	$—	$—	$—	$—	—	$32,580

Dick O’Donnell,	2015	$—	$—	$—	$—	$—	—	$—
Executive Vice President & Director	2014	$28,750	$—	$—	$—	$—	—	$28,750

Option Grants

There were no stock options granted to the named executive officers for the year ended December 31, 2015.

Aggregated Option Exercises in This Year and Year-End Option Values

There were no option exercises and year-end options for the named executive officers.

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

As of December 31, 2015 we had a total of 11,537,276 shares of our common stock outstanding. The following table sets forth the stock ownership of the officers, directors and shareholders then holding more than 5% of our common stock:

TITLE OF CLASS	NAME AND ADDRESS OF OWNER	AMOUNT OWNED	PERCENT OF CLASS
Common stock	Newt Dorsett	4,374,128	37.91
	220 Travis Street
	Shreveport, LA 71101

Common stock	Bryan Walker LLC	716,048	6.21
	220 Travis Street #501
	Shreveport, LA 71101

Common stock	Bernard O’Donnell	218,750	1.90
	3505 Woodhaven Drive
	Farmers Branch, TX 75234

Common stock	Bernard O’Donnell IRA	10,725	0.09
	3505 Woodhaven Drive
	Farmers Branch, TX 75234

Common stock	Bonnie O’Donnell IRA	6,000	0.05
	3505 Woodhaven Drive
	Farmers Branch, TX 75234

Common stock	Kenneth Owens	2,701,168	23.41
	P.O. Box 4121
	Roswell, NM 88202

Common stock	Donald Ray Lawhorne	100,000	0.87
	3030 LBJ Freeway, Suite 1320
	Dallas, TX 75234

All Directors and Officers as a Group and Shareholders Owning More Than 5% of the Common Stock.		8,126,819	70.44

Item 13.	Certain Relationships and Related Transactions and Director Independence.

John Stimpson is the only independent board member. Don Lawhorne is our Chief Executive Officer and one of the board members. Bernard O’Donnell is an Executive Vice President and one of our board members.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2015 and 2014 amounted to $82,050 and $80,450, respectively.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2015 and 2014 was $31,555 and $28,760

All Other Fees

No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended December 31, 2015 and 2014.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2015 and 2014

Consolidated Statements of Operations-

For The Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows-

For The Years Ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For The Years Ended December 31, 2015 and 2014

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the March 30, 2016.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Don Lawhorne
Don Lawhorne, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the March 30, 2016.

Signatures	Capacity

/s/ Don Lawhorne	Director, Chief Executive Officer

/s/ Bernard R. O’Donnell	Director, Executive Vice President

/s/ John L. Stimpson	Director