Form 10-Q
period 2016-03-31
FRONTIER OILFIELD SERVICES INC
filed 2016-05-16
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:             to

Commission File Number: 0-30746

FRONTIER OILFIELD SERVICES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2592165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 Travis Street, Shreveport, Louisiana 71101	76431
(Address of principal executive offices)	(Zip Code)

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

As of May 16, 2016 there were 11,537,276 shares of common stock, par value $0.01 per share, outstanding.

 FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$3,339	$22,400
Restricted cash	77,614	77,614
Accounts receivable, net	201,404	210,346
Inventory	947	947
Advance to shareholder	181,729	348,037
Total current assets	465,033	659,344

Property and equipment, at cost	9,170,379	9,170,379
Less: accumulated depreciation	(3,991,504)	(3,894,475)
Property and equipment, net	5,178,875	5,275,904

Intangibles, net	463,415	481,707
Deposits	27,302	27,302
Total other assets	490,717	509,009
Total Assets	$6,134,625	$6,444,257

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$8,271,288	$8,201,992
Accounts payable	2,759,266	2,718,209
Accrued liabilities	1,732,557	1,534,609
Total current liabilities	12,763,111	12,454,810
Long-term debt, less current maturities	33,386	60,273
Total Liabilities	12,796,497	12,515,083
Commitments and Contingencies (Note 7)
Stockholders' Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares; 11,537,276 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	115,373	115,373
Additional paid-in capital	32,692,723	32,692,723
Accumulated deficit	(39,469,968)	(38,878,922)
Total stockholders' deficit	(6,661,872)	(6,070,826)
Total Liabilities and Stockholders' Deficit	$6,134,625	$6,444,257

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Revenue, net of discounts	$344,042	$2,730,546
Costs and expenses:
Direct operating costs	202,003	1,636,366
Indirect operating costs	118,061	487,760
General and administrative	221,213	38,045
Depreciation and amortization	115,322	609,675
Total costs and expenses	656,599	2,771,846
Operating loss	(312,557)	(41,300)
Other (income) expense:
Interest expense	278,489	334,109
Gain on extinguishment of debt	—	(2,082,408)
Loss before provision for income taxes	(591,046)	1,706,999
Provision for state income taxes	—	—
Net income (loss)	$(591,046)	$1,706,999

Net income (loss) per common share - basic:	$(0.05)	$0.29
Net income (loss) per common share - diluted:	$(0.05)	$0.14

Weighted Average Common Shares Outstanding:
Basic	11,537,276	5,457,486
Diluted	11,537,276	11,374,736

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities:
Net income (loss)	$(591,046)	$1,706,999
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	115,322	609,675
Gain on extinguishment of debt	—	(2,082,408)
Amortization of capitalized loan fees	53,164	64,938
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	8,942	260,697
Other receivable	—	51,103
Deposits	—	5,000
Increase (decrease) in operating liabilities:
Accounts payable	41,057	(764,216)
Accrued liabilities	197,948	314,770
Net cash provided by (used in) operating activities	(174,613)	166,558

Cash Flows From Investing Activities:
Repayment of advance to shareholder	166,308	—
Net cash provided by investing activities	166,308	—

Cash Flows From Financing Activities:
Payments on debt	(10,756)	(13,874)
Net cash used in financing activities	(10,756)	(13,874)

Net increase (decrease) in cash	(19,061)	152,684
Cash at beginning of the period	22,400	114,698
Cash at end of the period	$3,339	$267,382

Supplemental Cash Flow Disclosures
Interest paid	$5,224	$269,171
Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Frontier Oilfield Services, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 (including the notes thereto) set forth in Form 10-K.

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

Recently Adopted Accounting Standards

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract.  In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity’s promise to grant a license with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 and the related updates to it on its financial position, results of operations and disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases, which will, among other impacts, change the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. Once effective, the new guidance must be applied for all periods presented. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended March 31, 2016 and 2015, except as disclosed.

Earnings (Loss) Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an anti-dilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are no stock options in 2016, which have been excluded from EPS that could potentially have a dilutive effect on EPS in the future. The table below sets forth the reconciliation for net income (loss) and weighted average shares used for calculating basic and diluted earnings per share.

	Three Months Ended March 31,
	2016	2015
Earnings (numerator)
Net income (loss)	$(591,046)	$1,706,999
Preferred stock dividends	—	(110,654)
Net income (loss) available to common shareholders	$(591,046)	$1,596,345

Shares (denominator)
Weighted average common shares outstanding (basic)	11,537,276	5,457,486
Effect of employee stock options	—	21,000
Effect of preferred stock issuance	—	5,896,250
Weighted average number of common shares outstanding - assuming dilution	11,537,276	11,374,736

Earnings (loss) per share from continuing operations
Basic	$(0.05)	$0.29
Diluted	$(0.05)	$0.14

5.	STOCK BASED COMPENSATION

The Board of Directors of the Company elected to suspend all stock based compensation in 2015 as part of the Company’s cost cutting and restructuring measures.

In April 2016, the Board of Directors of the Company approved issuance of 18,000 shares of common stock to each of the three members of the Board of Directors.

6.	BORROWINGS

Borrowings as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Revolving credit facility and term loan (a)	$1,339,462	$1,339,462
Term note (b)	4,330,820	4,330,820
Loans from stockholders (c) (d)	2,873,536	2,873,536
Installment notes (e)	90,897	101,652
Deferred loan fees (f)	(330,041)	(383,205)
Total debt	8,304,674	8,262,265
Less current portion	(8,271,288)	(8,201,992)
Total long-term debt	$33,386	$60,273

a.	The Revolving Credit Facility and Term Loan (Senior Loan Facility) has a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of March 31, 2016). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position. On April 11, 2014 an accredited investor, who is also a significant stockholder in the Company, purchased the Senior Loan Facility and related collateral from Capital One Bank N.A. and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements. As of March 31, 2016, the Company was not in compliance with its debt covenants under the Senior Loan Facility and the lender had not exercised its rights under the Senior Loan Facility. The outstanding balance of the Senior Loan Facility is included in current liabilities at March 31, 2016 due to the fact that the Company was not in compliance with its debt covenants, including the timely payment of interest and principal.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON in the amount of $5 million (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides for an annual interest rate of 14% with monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of March 31, 2016, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at March 31, 2016 due to the fact that the Company was not in compliance with its debt covenants, including the timely payment of interest.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered into a loan agreement with the Company for the amount of $2,783,484. As of March 31, 2016 and December 31, 2015 the principal balance of the note was $2,786,536 and $2,786,536, respectively. The note bears interest at 9% per annum. The terms of the note require the cash payment of one half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable is past due according to its terms.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered into a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to have been repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due according to its terms.

e.	The Company has an installment loan with a principal balance of approximately $90,897 which was used to acquire property and equipment for use in the Company’s operations. The loan matures in September 2017 and has an interest rate of 5.69% and monthly minimum payments of $5,377.

f.	Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Total interest expense on debt discount for the three months ended March 31, 2016 and 2015 was $53,164 and $64,938, respectively.

7.	COMMITMENTS AND CONTINGENCIES

a.	The Company is obligated for approximately $1.3 million under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each).The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one year renewal options. The aggregate monthly lease payment for the disposal well leases is $10,890.

b.	The Company was a named defendant along with the previously named officers in certain litigation; Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. “Dick” O’Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas wherein the Plaintiffs alleged they had been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties. On February 29, 2016 the litigation was tentatively settled by mutual agreement of the parties. Under the terms of the proposed settlement, the plaintiffs agree to return to the Company all of their shares of restricted and unregistered stock of the Company issued to them in 2013. The Company agreed to issue 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company will have exclusive trading authority over the shares and will have the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company will also have a call option on the shares which will entitle the Company to purchase the shares at $1.25 per share at any time. The settlement agreement was closed on April 23, 2016, which resulted in the termination of the litigation. As of December 31, 2015, the Company has recorded a liability of $206,000 associated with the settlement of this litigation. On April 23, 2016, the Company issued 317,000 shares to and received 53,000 shares returned by the plaintiff.

c.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report which are not purely historical facts, including statements regarding the Company’s anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of the report. Any forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from events or results described in the forward-looking statements. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in the Company’s annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, limited working capital, limited access to capital, changes from anticipated levels of sales and revenues changes in the oil and gas markets especially in the oil field services markets and fluids disposal business, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing new business in the disposal business, difficulties integrating any new businesses or products acquired, replacing the lost customer revenue, regulatory change, the ability of the Company to meet its stated business goals, the Company’s restructuring initiatives, the Company’s ability to sustain profitability, the Company’s ability to service its debt, its ability to comply with covenants contained in its financing arrangements, the current defaults existing under the Company’s senior and subordinated credit arrangements, and general economic and business conditions. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.  We do not undertake to update any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included on Form 10-K for the year ended December 31, 2015 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2016 we reported a net loss of $591,046 as compared to a net income of $1,706,999 for the three months ended March 31, 2015. The components of these results are explained below.

Revenue- Total revenue decreased by $2.4 million, or 87% from $2.7 million for the three months ended March 31, 2015 to $344,000 for the three months ended March 31, 2016. The decrease was due to Management’s decision to no longer provide transportation services as a part of the services offered by the Company and to focus on the disposal business.

Expenses- The components of our costs and expenses for the three months ended March 31, 2016 and 2015 are as follows:

			%
			Increase
	2016	2015	(Decrease)
Costs and expenses:
Direct costs	$202,003	$1,636,366	-88%
Indirect costs	118,061	487,760	-76%
General and administrative	221,213	38,046	481%
Depreciation and amortization	115,322	609,674	-81%

Total costs and expenses	$656,599	$2,771,846	-76%

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

The decrease in indirect costs for the year ended December 31, 2015 is the result of an overall reduction of administrative salaries and benefits, insurance costs and utilities resulting from management’s decision to no longer providing transportation services to customers.

The increase in general and administrative costs was mainly related to a reduction in property tax accrual in 2015.

Other (Income) Expenses- Other income for the three months ended March 31, 2016 was approximately $278,000 of interest expense, Other income of $1.7 million for the three months ended March 31, 2015 included interest expense of $334,000 and a gain on extinguishment of debt of $2.1 million.

Operating results for the three months ended March 31, 2016 reflect a net loss of $591,046. We have not recorded any federal income taxes for the three months ended March 31, 2016 and 2015 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of March 31, 2016 we had total current assets of approximately $465,000. Our total current liabilities as of March 31, 2016 were $12.8 million, including $8.3 million of debt classified as current liabilities. We had a working capital deficit of $12.3 million as of March 31, 2016 compared to a working capital deficit of $12 million as of December 31, 2015.

Management is focused on working closely with our current lenders to fund operations through current cash flows, and pay interest costs when excess cash becomes available. Management plans to work with our current lenders and debt holders to lower our cost of borrowing by renegotiating the terms of our existing debt and potentially offering debt holders an opportunity to exchange their debt for equity in the Company. Management will seek additional financing in those instances in which we believe such additional financings will assist in accomplishing our goals. There can be no assurance that management’s plan will succeed.

Our ability to obtain access to additional capital through third parties or other debt or equity financing arrangements is strictly contingent upon our ability to locate adequate financing or equity investments on commercially reasonable terms. There can be no assurance that we will be able to obtain such financing on acceptable terms.

The following table summarizes our sources and uses of cash for the years ended March 31, 2016 and 2015:

The following table summarizes our sources and uses of cash for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Net cash provided by (used in) operating activities	$(174,613)	$166,558

Net cash provided by (used in) investing activities	166,308	—

Net cash provided by (used in) financing activities	(10,756)	(13,874)

Net increase (decrease) in cash	$(19,061)	$152,684

As of March 31, 2016, we had approximately $3,300 in cash, a decrease of approximately $19,000 from December 31, 2015 due to positive cash flow from investing activities.

Net cash used in operating activities was approximately $175,000 for the three months ended March 31, 2016 due to operating loss. Net cash provided by operating activities was approximately $167,000 for the three months ended March 31, 2015, due to improved profitability and positive cash flow from operating activities.

Net cash provided by investing activities was $166,000 for the three months ended March 31, 2016 due to repayment of an advance from an entity owned by one of the principal shareholders of the Company. The cash advance is held in an investment account of the entity and is due on demand to the Company at any time.

Net cash used in financing activities was approximately $11,000 for the three months ended March 31, 2016 which consisted of debt repayments. Net cash used in financing activities was approximately $14,000 for the three months ended March 31, 2015 which consisted of debt repayments.

Capital Expenditures

The Company suspended capital expenditures during the three months ended March 31, 2016 due to the lower volumes disposed. The Company does not currently anticipate any major capital expenditures for the remainder of 2016. The Company made the decision to no longer provide transportation services to our customers which led to significant disposal activities on our transportation equipment in 2015.

Indebtedness

On April 11, 2014 an accredited investor, who is also a stockholder in the Company purchased the Capital One Note from Capital One and assumed all the existing terms and conditions of the Senior Loan Facility including Capital One’s security interest in the Company’s assets.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement (the “Loan Agreement”) on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the Loan Agreement are, in all material respects, the same as in the Senior Loan Facility. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable associated with the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. As of March 31, 2016, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised their rights under the Loan Agreement. The outstanding balance of the Loan Agreement note is included in current liabilities at March 31, 2016 due to the fact that the Company was not in compliance with its debt covenants.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of March 31, 2016.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We were a named defendant, along with the previous named officers, in certain litigation styled Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. “Dick” O’Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas. The plaintiffs in this matter allege they have been damaged by our failure to complete a disposal well in a joint venture between the parties. On February 29, 2016 the litigation was tentatively settled by mutual agreement of the parties. Under the terms of the proposed settlement, the plaintiffs will agree to return to the Company all of their shares of restricted and unregistered stock of the Company issued to them in 2013. The Company agreed to issue 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company will have exclusive trading authority over the shares and will have the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company will also have a call option on the shares which will entitle the Company to purchase the shares at $1.25 per share at any time. The settlement agreement was closed on April 23, 2016, which resulted in the termination of the litigation. As of December 31, 2015, the Company has recorded a liability of $206,000 associated with the settlement of this litigation. On April 23, 2016, the Company issued 317,000 shares to and received 53,000 shares returned by the plaintiff.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

The outstanding principal balance of the Senior Loan Facility, the Loan Agreement and the two stockholder loans are included in current liabilities at March 31, 2016 due to the fact that the Company was not in compliance with the debt covenants or payment terms on the indebtedness, including the timely payment of interest and principal in accordance with all of these loan agreements. To date, none of the holders of the Senior Loan Facility, the Loan Agreement or the two stockholder loans have declared that the Company is in default or have otherwise sought remedies under the respective terms of these loan agreements.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th of May, 2016.

Frontier Oilfield Services

By:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne, Chief Executive Officer and Chief Accounting Officer

