Form 10-Q
period 2016-06-30
FRONTIER OILFIELD SERVICES INC
filed 2016-08-15
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:________to________

Commission File Number: 0-30746

FRONTIER OILFIELD SERVICES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2592165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 Travis Street, Suite 501, Shreveport, Louisiana 71101	71101
(Address of principal executive offices)	(Zip Code)

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

As of August 15, 2016 there were 11,855,276 shares of common stock, par value $0.01 per share, outstanding.

 FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015

ASSETS
Current Assets:
Cash	$48,995	$22,400
Restricted cash	—	77,614
Accounts receivable, net	153,605	210,346
Inventory	—	947
Advance to shareholder	132,190	348,037
Total current assets	334,790	659,344

Property and equipment, at cost	9,170,379	9,170,379
Less: accumulated depreciation	(4,088,533)	(3,894,475)
Property and equipment, net	5,081,846	5,275,904

Intangibles, net	445,122	481,707
Deposits	27,302	27,302
Total other assets	472,424	509,009
Total Assets	$5,889,060	$6,444,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$8,333,449	$8,201,992
Accounts payable	2,613,617	2,718,209
Accrued liabilities	1,788,787	1,534,609
Total current liabilities	12,735,853	12,454,810
Long-term debt, less current maturities	—	60,273
Total Liabilities	12,735,853	12,515,083
Commitments and Contingencies (Note 7)
Stockholders’ Deficit:
Common stock — $.01 par value; authorized 100,000,000 shares; 11,855,276 and 11,537,276 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	118,553	115,373
Additional paid-in capital	32,925,243	32,692,723
Accumulated deficit	(39,890,589)	(38,878,922)
Total stockholders’ deficit	(6,846,793)	(6,070,826)
Total Liabilities and Stockholders’ Deficit	$5,889,060	$6,444,257

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue, net of discounts	$375,774	$546,742	$719,815	$3,277,288
Costs and expenses:
Direct operating costs	193,317	165,090	397,597	1,801,456
Indirect operating costs	110,263	55,089	218,333	542,849
General and administrative	134,206	289,629	360,273	327,675
Depreciation and amortization	115,322	582,506	230,643	1,192,180
Write off of obsolete inventory	—	155,735	—	155,735
Loss on impairment of property and equipment	—	2,159,846	—	2,159,846
Total costs and expenses	553,108	3,407,895	1,206,846	6,179,741
Operating loss	(177,334)	(2,861,153)	(487,031)	(2,902,453)
Other (income) expense:
Interest expense	288,703	321,781	570,056	655,890
(Gain) loss on disposal of property and equipment	(45,420)	7,737	(45,420)	7,737
Loss on extinguishment of debt	—	(1,331,554)	—	(3,413,962)
Loss before provision for income taxes	(420,617)	(1,859,117)	(1,011,667)	(152,118)
Provision for state income taxes	—	—	—	—
Net loss	$(420,617)	$(1,859,117)	$(1,011,667)	$(152,118)

Net loss per common share - basic:	$(0.04)	$(0.27)	$(0.09)	$(0.02)
Net loss per common share - diluted:	$(0.04)	$(0.27)	$(0.09)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic and Diluted	11,629,143	6,793,704	11,658,133	6,129,286
Diluted	11,629,143	6,793,704	11,658,133	6,129,286

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities:
Net loss	$(1,011,667)	$(152,118)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	230,643	1,192,180
Write off of obsolete inventory	—	155,735
Loss on impairment of property and equipment	—	2,159,846
Gain on extinguishment of debt	—	(3,413,962)
Loss on disposal of property and equipment	—	7,737
Amortization of capitalized loan fees	103,382	127,260
Stock compensation	29,700
Changes in operating assets and liabilities:
Decrease in operating assets:
Accounts receivable	56,741	827,985
Other receivable	—	51,105
Inventory	947	—
Deposits	—	5,000
Increase (decrease) in operating liabilities:
Accounts payable	(104,592)	(867,711)
Accrued liabilities	460,178	462,153
Financed insurance premiums payable	—	—
Net cash provided by (used in) operating activities	(234,668)	555,210

Cash Flows From Investing Activities:
Repayment of advance to shareholder	215,847	—
Proceeds from disposition of CD	77,614	—
Proceeds from sale of property and equipment	—	1,400
Net cash provided by investing activities	293,461	1,400

Cash Flows From Financing Activities:
Payments on debt	(32,198)	(29,298)
Net cash provided by (used in) financing activities	(32,198)	(29,298)

Net increase in cash	26,595	527,312
Cash at beginning of the period	22,400	114,698
Cash at end of the period	$48,995	$642,010

Supplemental Cash Flow Disclosures
Interest paid	$10,500	$110,332
Taxes paid	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Conversion of preferred stock and cumulative dividend payable into common stock	$—	$172,054
Cumulative dividend payable recorded in accrued liabilities	$—	$48,990
Settlement of accrued liabilities through stock issuance	$206,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the six months ended June 30, 2016 and 2015, except as disclosed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings (numerator)
Net loss	$(420,617)	$(1,859,117)	$(1,011,667)	$(152,118)
Preferred stock dividends	—	(21,546)	—	(48,990)
Net loss loss available to common shareholders	$(420,617)	$(1,880,663)	$(1,011,667)	$(201,108)

Shares (denominator)
Weighted average common shares outstanding (basic)	11,629,143	6,793,704	11,658,133	6,129,286

Loss per share from continuing operations
Basic and Diluted	$(0.04)	$(0.28)	$(0.09)	$(0.03)

5.	STOCK BASED COMPENSATION

The Board of Directors of the Company elected to suspend all stock based compensation in 2015 as part of the Company’s cost cutting and restructuring measures.

In April 2016, the Board of Directors of the Company approved the issuance of an aggregate of 54,000 shares of common stock to the members of the Board of Directors. The three members of the Board of Directors received 18,000 shares each.

6.	BORROWINGS

Borrowings as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015

Revolving credit facility and term loan (a)	$1,339,462	$1,339,462
Term note (b)	4,330,820	4,330,820
Loans from stockholders (c) (d)	2,873,536	2,873,536
Installment notes (e)	69,453	101,652
Deferred loan fees (f)	(279,822)	(383,205)
Total debt	8,333,449	8,262,265
Less current portion	(8,333,449)	(8,201,992)
Total long-term debt	$(0)	$60,273

a.	The Revolving Credit Facility and Term Loan (Senior Loan Facility) have a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as June 30, 2016, and December 31, 2015). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position. On April 11, 2014 an accredited investor, who is also a significant stockholder in the Company, purchased the Senior Loan Facility and related collateral from Capital One Bank N.A. and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements. As of June 30, 2016, the Company was not in compliance with its debt covenants under the Senior Loan Facility and the lender had not exercised its rights under the Senior Loan Facility. The outstanding balance of the Senior Loan Facility is included in current liabilities at June 30, 2016 due to the fact that the Company was not in compliance with its debt covenants, including the timely payment of interest and principal.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON in the amount of $5 million (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides for an annual interest rate of 14% with monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of June 30, 2016, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at June 30, 2016 due to the fact that the Company was not in compliance with its debt covenants, including the timely payment of interest.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered into a loan agreement with the Company for the amount of $2,783,484. As of June 30, 2016 and December 31, 2015 the principal balance of the note was $2,786,536 and $2,786,536, respectively. The note bears interest at 9% per annum. The terms of the note require the cash payment of one half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable is past due according to its terms.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered into a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to have been repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due according to its terms.

e.	The Company has an installment loan with an outstanding principal balance of approximately $11,941 which was used to acquire property and equipment for use in the Company’s operations. The collateral for the loan was no longer in use in the Company’s operations and was returned to the lender May 2016. The reduction in principal from the surrender of the collateral was less than the total balance owed. The remaining principal balance of the loan has been classified as a short-term liability.

f.	Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Total interest expense on debt discount for the six months ended June 30, 2016 and 2015 was $103,382 and $127,260, respectively.

7.	COMMITMENTS AND CONTINGENCIES

a.	The Company is obligated for approximately $1.3 million under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each).The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one year renewal options. The aggregate monthly lease payment for the disposal well leases is $10,985.

b.	The Company was a named defendant along with the previously named officers in certain litigation in the 271st Judicial District Wise County, Texas wherein the Plaintiffs alleged they had been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties. On April 23, 2016, the litigation was settled by mutual agreement of the parties. Under the terms of the settlement, the plaintiffs returned to the Company 53,000 shares of restricted and unregistered stock of the Company issued to them in 2013. The Company issued 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company will have exclusive trading authority over the shares issued to the plaintiffs and will have the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company will also have a call option on the shares which will entitle the Company to purchase the shares at $1.25 per share at any time. The settlement agreement resulted in the termination of the litigation. As of December 31, 2015, the Company recorded a liability of $206,000 associated with the settlement of this litigation.

c.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

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

DESCRIPTION OF PROPERTIES

Our principal executive offices are located at 220 Travis St. Suite 501, Shreveport, Louisiana 71101.

We own 7.055 acres at 503 W. Sherman St., Chico, Texas on which we have 3 buildings. These facilities serve as our executive and administrative offices and headquarters for CTT operations including repair & maintenance facilities for its salt water disposal services business. CTT has three operating wells near Chico, Texas. Two of these disposal well locations have small buildings for well monitoring and operations. We also own 7.49 acres in Harrison County, Texas on which three of our disposal wells are located, along with a small office and repair shop for the operation of these wells.

We are obligated under long-term leases for the use of land where seven of our disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with a one-year renewal option and the third lease expires on May 31, 2018 with no option to renew. The aggregate monthly lease payments for the disposal well leases are $10,985.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2016 we reported a net loss of $1,011,667 as compared to a net loss of $152,118 for the six months ended June 30, 2015. The components of these results are explained below.

Revenue- Total revenue decreased by $2.5 million, or 78% from $3.2 million for the six months ended June 30, 2015 to $700,000 for the six months ended June 30, 2016. The decrease was due to Management’s decision to no longer provide transportation services as a part of the services offered by the Company and to focus on the disposal business.

Expenses- The components of our costs and expenses for the three months ended June 30, 2016 and 2015 are as follows:

	For the Six Months Ended		%
	June 30, 2016	June 30, 2015	Increase (Decrease)
Costs and expenses:
Direct operating costs	$397,597	$1,801,456	-78%
Indirect operating costs	218,333	542,849	-60%
General and administrative	360,273	327,675	10%
Depreciation and amortization	230,643	1,192,180	-81%
Write off of obsolete inventory	—	155,735	-100%
Loss on impairment of property and equipment	—	2,159,846	-100%

Total cost and expenses	$1,206,846	$6,179,741	-80%

The decrease in the volumes of saltwater and other fluids transported and disposed of necessitated a decrease in operating expenses for the six months ended June 30, 2016. The decrease in direct costs is primarily attributable to Management’s decision to no longer provide transportation services as a part of the services offered by the Company and to focus on the disposal business. This resulted in the reduction of the number of employees and the related salaries, wages and benefits as well as the elimination of costs for fuel, repairs and maintenance for the truck fleet and the cost of the use of third party disposal wells.

The decrease in indirect costs for the six months ended June 30, 2016, is the result of an overall reduction of administrative salaries and benefits, insurance costs and utilities resulting from management’s decision to no longer provide transportation services to customers.

Other (Income) Expenses- Other (income)/expenses for the six months ended June 30, 2016 was approximately $570,000 of interest expense and $(45,000) of gain on the disposal of assets; Other (income)/expenses of $(2.7) million for the six months ended June 30, 2015 included interest expense of $656,000; loss on disposal of property of $7,000 and a gain on extinguishment of debt of $3.4 million.

Operating results for the six months ended June 30, 2016 reflect a net loss of $1,011,667. We have not recorded any federal income taxes for the six months ended June 30, 2016 and 2015 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of June 30, 2016, we had total current assets of approximately $335,000. Our total current liabilities as of June 30, 2016 were $12.7 million, including $8.3 million of debt classified as current liabilities. We had a working capital deficit of $12.4 million as of June 30, 2016 compared to a working capital deficit of $12 million as of December 31, 2015.

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

The following table summarizes our sources and uses of cash for the years ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Net cash provided by (used in) operating activities	$(234,668)	$555,210

Net cash provided by (used in) investing activities	293,461	1,400

Net cash provided by (used in) financing activities	(32,198)	(29,298)

Net increase (decrease) in cash	$26,595	$527,312

As of June 30, 2016, we had approximately $49,000 in cash, an increase of approximately $26,000 from December 31, 2015 due to positive cash flow from investing and financing activities.

Net cash used in operating activities was approximately $235,000 for the six months ended June 30, 2016 due to operating loss. Net cash provided by operating activities was approximately $555,000 for the six months ended June 30, 2015, due to improved profitability and positive cash flow from operating activities.

Net cash provided by investing activities was $294,000 for the six months ended June 30, 2016 due to repayment of an advance from an entity owned by one of the principal shareholders of the Company as well as proceeds from the disposition of a certificate of deposit. The cash advance is held in an investment account of the entity and is due on demand to the Company at any time. Net cash provided by investing activities was $1,400 for the six months ended June 30, 2015.

Net cash used in financing activities was approximately $32,000 for the six months ended June 30, 2016 which consisted of debt repayments. Net cash used in financing activities was approximately $29,000 for the six months ended June 30, 2015, which also consisted of debt repayments.

Capital Expenditures

The Company suspended capital expenditures during the six months ended June 30, 2016 due to the lower volumes disposed. The Company does not currently anticipate any major capital expenditures for the remainder of 2016. The Company made the decision to no longer provide transportation services to our customers which led to significant disposal activities on our transportation equipment in 2015.

Indebtedness

On April 11, 2014 an accredited investor, who is also a stockholder in the Company purchased the Capital One Note from Capital One and assumed all the existing terms and conditions of the Senior Loan Facility including Capital One’s security interest in the Company’s assets.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement (the “Loan Agreement”) on July 23, 2012 with ICON for the amount of $5 million. The Loan Agreement has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the Loan Agreement are, in all material respects, the same as in the Senior Loan Facility. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable associated with the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. As of June 30, 2016, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised their rights under the Loan Agreement. The outstanding balance of the Loan Agreement note is included in current liabilities at June 30, 2016 due to the fact that the Company was not in compliance with its debt covenants.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of June 30, 2016.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company was a named defendant along with the previously named officers in certain litigation in the 271st Judicial District Wise County, Texas wherein the Plaintiffs alleged they had been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties. On April 23, 2016, the litigation was settled by mutual agreement of the parties. Under the terms of the settlement, the plaintiffs returned to the Company 53,000 shares of restricted and unregistered stock of the Company issued to them in 2013. The Company issued 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company will have exclusive trading authority over the shares issued to the plaintiffs and will have the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company will also have a call option on the shares which will entitle the Company to purchase the shares at $1.25 per share at any time. The settlement agreement resulted in the termination of the litigation. As of December 31, 2015, the Company recorded a liability of $206,000 associated with the settlement of this litigation.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

The outstanding principal balance of the Senior Loan Facility, the Loan Agreement and the two stockholder loans are included in current liabilities at June 30, 2016 due to the fact that the Company was not in compliance with the debt covenants or payment terms on the indebtedness, including the timely payment of interest and principal in accordance with all of these loan agreements. To date, none of the holders of the Senior Loan Facility, the Loan Agreement or the two stockholder loans have declared that the Company is in default or have otherwise sought remedies under the respective terms of these loan agreements.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2016.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne,
Chief Executive Officer and Chief Accounting Officer

