Form 10-Q/A
period 2016-06-30
FRONTIER OILFIELD SERVICES INC
filed 2016-08-15
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The sole purpose of this Amendment 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, originally filed with the Securities and Exchange Commission on August 15, 2016, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the consolidated financial statements and notes included in Part I, Item I of the Form 10-Q.

No other changes have been made to the Form 10-Q, and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

2

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2016.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne,
Chief Executive Officer and Chief Accounting Officer

 4