Form 10-K
period 2016-12-31
FRONTIER OILFIELD SERVICES INC
filed 2017-04-17
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒  No

On December 31, 2016, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,963,525. The amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 5% of the registrant’s common stock and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on December 31, 2016 as reported on the Over-The-Counter Pink Sheet Market. As of April 7, 2017, the Company had 11,855,276 issued and outstanding shares of common stock.

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

We do not have an operative web site upon which our periodic reports, proxy statements and Reports on Form 8-K appear. Our reports are available on the SEC’s EDGAR system and may be viewed at http://www.sec.gov .

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

We had one customer that represented approximately 47% of our revenue for the year ended December 31, 2016. Management decided to no longer provide transportation services to customers after the loss of a significant customer in March 2015. In September 2015, the Company’s fleet of trucks and trailers and related equipment was sold. The Company received net proceeds of $1.2 million from the sale. The entire net proceeds of $1.2 million was used to reduce the Company’s senior debt. The implications of the loss of this business volume and exiting the transportation business will be significantly lower revenues and expenses going forward.

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

Employees

Currently, we have 9 full-time employees, with 2 full-time employees at our corporate office and 7 full-time employees in operations.

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

The report of our independent auditors contained in our financial statements for the year ended December 31, 2016 includes a paragraph that explains that we have been experiencing financial and liquidity concerns. Per the report, these conditions raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report, along with our recent financial results, may make it difficult for us to raise additional debt or equity financing necessary to conduct our operations.

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

Our estimates of the amounts required to fund our future operations are based upon assumptions that may not prove accurate. If we do not have adequate funds to cover operating expenses and working capital requirements, we will require debt and/or equity financing sources for additional working capital. We may further leverage our assets and may use the assets as collateral to secure financing. There is no assurance that we will be able to obtain additional debt or equity funding if necessary.

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

Our principal executive offices are located at 220 Travis St., Shreveport, Louisiana 71101.

Prior to September 2016, we owned 7.055 acres at 503 W. Sherman St., Chico, Texas on which we had 3 buildings. In September 2016, ownership of these properties were transferred to the holders of the Senior Secured Facilities as payment on the senior indebtedness.

CTT has three operating wells near Chico, Texas. Two of these well locations have small buildings for well monitoring and operations. We also own 7.49 acres in Harrison County, Texas on which three of our disposal wells are located, along with a small office and repair shop for the operation of these wells.

We are obligated under long-term leases for the use of land where seven of our disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with a one-year renewal option and the third lease expires on May 31, 2018 with no option to renew. The aggregate monthly lease payments for the disposal well leases are $10,895.

Disposal Wells. We currently own and operate nine disposal wells which are licensed by the State of Texas for the disposal of salt water and certain drilling fluids. We receive fees from the use of our wells from our own operations or by third parties who contract for the use of our disposal wells. Our disposal wells and their locations are as follows:

Company	Well Name	Permit #	Location	State	Own/ Lease	Lease Term Exp.	Lease Terms
Coffman Disposal, LLC
Trull Disposal Well, LLC	Trull 1	11954	Trull Lease, Well No. 1, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	$1,500 per month

Trull Well #2, LLC	Trull 2	12180	Trull Lease, (19617), Well No. 2, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	Included in above

Trull Well #3 LLC (in process)	Trull 3	13300	Trull (000000) Lease Boonsville Field, Wise County RRC District 09	TX	Lease	not completed	$1,500 per month

CSWU Well, LLC	CSWU	11891	Caughlin Strawn West Unit Lease, (30288), Well No. 1202U, Caughlin (Strawn) Field, Wise County, RRC District 09	TX	Lease	5/31/2018	$1,895 per month

Brunson Well, LLC	Brunson 1	11779	Brunson Kenneth Lease (30152) Lease, Well No.1 WD, Boonsville (Bend Congl., Gas ) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	$4,000 per month

Brunson Well, LLC	Brunson 2	12533	Brunson Kenneth Lease (30152), Well No. 2 Boonesville (Bend Congl., Gas) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	Included in above

Trinity Disposal Wells, LLC
Trinity Disposal Wells, LLC	Barker - Hope	17034	Barker-Hope Lease, (016675), Well No. 4, Scottsville, NW (Page 6400) Field, Harrison County, RRC District 06	TX	Lease	5 year renewals	$1,000 per month

Trinity Disposal Wells, LLC	Riley	16157	756 Akin Road, Waskom TX 75692; (Riley Lease, (14193), Well No. 1SW, Waskom (Riley 6225) Field, Harrison County, RRC District 06	TX	Own	n/a	n/a

Trinity Disposal Wells, LLC	Shaw	16705	Shaw, Jim Lease, (029412), Well No. 1, Bethany (Pettit) Field, Harrison County RRC District 06	TX	Lease	5 year renewals	$1,000 per month

Item 3.	Legal Proceedings

We were a named defendant, along with the previous named officers, in certain litigation styled Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. “Dick” O’Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas. The plaintiffs in this matter allege they have been damaged by our failure to complete a disposal well in a joint venture between the parties. In April 2016 the litigation was settled by mutual agreement of the parties. Under the terms of the settlement, the plaintiffs agreed to return to the Company all of their shares of restricted and unregistered stock of the Company issued to them in 2013. The Company agreed to issue 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company has exclusive trading and voting authority over the shares and has the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company also has a call option on the shares, which entitles the Company to purchase the shares at $1.25 per share at any time. In 2015, the Company recorded an expense of $206,000 associated with the settlement of this litigation.

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

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2016	$0.30	$1.23
Quarter ending June 30, 2016	$0.50	$1.10
Quarter ending September 30, 2016	$0.15	$0.50
Quarter ending December 31, 2016	$0.15	$4.00

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2015	$0.60	$2.20
Quarter ending June 30, 2015	$0.43	$3.00
Quarter ending September 30, 2015	$0.60	$1.65
Quarter ending December 31, 2015	$0.08	$1.25

The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 973 shareholders of record for our common stock as of December 31, 2016.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 2016 and 2015.

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

Results of Operations

For the year ended December 31, 2016 we reported a net loss of $1.8 million as compared to a net loss of $6.0 million for the year ended December 31, 2015.

Revenue. Total revenue decreased by $2.5 million or 66% from $3.8 million for the year ended December 31, 2015 to $1.3 million for the year ended December 31, 2016.

The decrease in revenue for the year ended December 31, 2016 is principally attributable to Management’s decision to no longer provide transportation services as a part of the services offered by the Company and to focus on the disposal business.

Expenses. The components of our costs and expenses for the years ended December 31, 2016 and 2015 are as follows:

			%
			Increase
	2016	2015	(Decrease)
Costs and expenses:
Direct operating costs	$662,908	$2,033,871	-67%
Indirect operating costs	277,686	779,300	-64%
General and administrative	457,900	658,317	-30%
Depreciation and amortization	652,926	2,086,496	-69%
Write off of obsolete inventory	—	155,735	-100%
Loss on impairment of property and equipment	—	5,783,987	-100%

Total cost and expenses	$2,051,420	$11,497,706	-82%

The decrease in the volumes of saltwater and other fluids transported and disposed of necessitated a decrease in operating expenses for the year ended December 31, 2016. The decrease in direct costs is primarily attributable to Management’s decision to no longer provide transportation services as a part of the services offered by the Company and to focus on the disposal business. This resulted in the reduction of the number of employees and the related salaries, wages and benefits as well as the elimination of costs for fuel, repairs and maintenance for the truck fleet and the cost of the use of third party disposal wells.

The decrease in indirect costs for the year ended December 31, 2016 is the result of an overall reduction of administrative salaries and benefits, insurance costs and utilities resulting from tighter expense controls associated with no longer providing transportation services to customers.

The decrease in general and administrative costs for the year ended December 31, 2016 was related to reduced professional fees, property taxes, communications costs and computer expenses. Management reduced professional fees by approximately $55,000 to $367,000 for the year ended December 31, 2016 compared to professional fees expense of $422,000 for the year ended December 31, 2015. Stock compensation was $29,700 for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015. General and administrative personnel and salaries were substantially reduced during the year ended December 31, 2016.

Other (Income) Expense. Other (income) expenses for the year ended December 31, 2016 included $1.1 million of interest expense compared to $1.3 million of interest expense for the year ended December 31, 2015. In addition, other (income) expense for the year ended December 31, 2016 included a gain on the sale of assets of $103,000 compared to a gain of $693,000 for the year ended December 31, 2015. Other (income) expense for the year ended December 31, 2015 included a gain of $2.2 million for extinguishment of debt. This is principally composed of the gain of $2.1 million associated with the settlement of the Coffman litigation. The remainder is due to gains associated with the reduction of accounts payable with vendors through a combination of settlements and write offs of dormant accounts. We have not recorded federal income tax expense for the years ended December 31, 2016 and 2015 because of our net operating loss carry forwards. Also, since there is continued uncertainty as to the realization of a deferred tax asset, we have not recorded any deferred tax benefits.

Liquidity and Capital Resources

Cash Flows and Liquidity

As of December 31, 2016 we had total current assets of approximately $226,000. Our total current liabilities as of December 31, 2016 were $12.4 million, including $7.8 million of debt classified as current liabilities. We had a working capital deficit of $12.2 million as of December 31, 2016 compared to a working capital deficit of $12 million as of December 31, 2015.

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

The following table summarizes our sources and uses of cash for the years ended December 31, 2016 and 2015:

	For the Years Ended
	December 31, 2016	December 31, 2015
Net cash provided by (used in) operating activities	$(201,143)	$316,299

Net cash provided by (used in) investing activities	204,373	(350,087)

Net cash used in financing activities	(5,377)	(58,510)

Net decrease in cash	$(2,147)	$(92,298)

As of December 31, 2016, we had approximately $20,000 in cash and cash equivalents, a decrease of $2,000 from December 31, 2015. The decrease was due to cash sources used in operating activities of $201,143 that was offset by cash provided by investing activities of $204,373 and cash used in financing activities of $5,377.

Net cash used in investing activities was approximately $350,000 for the year ended December 31, 2015, which primarily related to an advance made to an entity owned by one of the principal shareholders of the Company. The cash advance is held in an investment account of the entity and is due on demand to the Company at any time. Net cash used in financing activities was approximately $59,000 for the year ended December 31, 2015, which consisted of payments of term debt.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS.

FRONTIER OILFIELD SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Frontier Oilfield Services, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Frontier Oilfield Services, Inc. and its subsidiaries (the “Company”), as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Oilfield Services, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the results of their consolidated operations and consolidated cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from consolidated operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, LLP

Dallas, Texas
April 14, 2017

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash	$20,253	$22,400
Restricted cash	—	77,614
Accounts receivable, net of allowance of doubtful accounts of $157,219 and $192,220, respectively	73,836	210,346
Inventory	—	947
Prepaid expenses	—	—
Advance to shareholder	132,190	348,037
Current portion of capitalized loan fees	—	—
Total current assets	226,279	659,344

Property and equipment, at cost	8,481,948	9,170,379
Less: accumulated depreciation	(4,366,035)	(3,894,475)
Property and equipment, net	4,115,913	5,275,904

Intangibles, net	408,537	481,707
Deposits	2,302	27,302
Total other assets	410,839	509,009
Total Assets	$4,753,031	$6,444,257

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$7,773,114	$8,201,992
Accounts payable	2,430,722	2,718,209
Accrued liabilities	2,171,848	1,534,609
Total current liabilities	12,375,684	12,454,810
Long-term debt, less current maturities	—	60,273
Total Liabilities	12,375,684	12,515,083
Commitments and Contingencies (Note 10)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares; 11,855,276 and 11,537,276 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	118,553	115,373
Additional paid-in capital	32,925,243	32,692,723
Accumulated deficit	(40,666,449)	(38,878,922)
Total stockholders’ deficit	(7,622,653)	(6,070,826)
Total Liabilities and Stockholders’ Deficit	$4,753,031	$6,444,257

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2016	December 31, 2015

Revenue, net of discounts	$1,278,527	$3,816,060
Costs and expenses:
Direct operating costs	662,908	2,033,871
Indirect operating costs	277,686	779,300
General and administrative	457,900	658,317
Depreciation and amortization	652,926	2,086,496
Write off of obsolete inventory	—	155,735
Loss on impairment of property and equipment	—	5,783,987
Total costs and expenses	2,051,420	11,497,706
Operating loss	(772,893)	(7,681,646)
Other (income) expense:
Interest expense	1,112,649	1,259,594
Gain on disposal of property and equipment	(102,931)	(692,853)
Gain on extinguishment of debt	—	(2,222,372)
Loss before provision for income taxes	(1,782,611)	(6,026,015)
Provision for state income taxes	4,916	1,298
Net loss	$(1,787,527)	$(6,027,313)

Net loss per common share - basic:	$(0.15)	$(0.69)

Weighted Average Common Shares Outstanding:
Basic	11,790,432	8,855,506

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities:
Net loss	$(1,787,527)	$(6,027,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	652,926	2,086,496
Write off of obsolete inventory	—	155,735
Loss on impairment of property and equipment	—	5,783,987
Bad debt expense	—	899
Gain on extinguishment of debt	—	(2,222,372)
Gain on disposal of property and equipment	(102,931)	(692,853)
Amortization of capitalized loan fees	195,314	242,091
Stock compensation	29,700	—
Shares issued for settlement of Dynamic/Ola legal proceedings	206,000	—
Changes in operating assets and liabilities:
Decrease in operating assets:
Certificate of deposit	77,614	—
Accounts receivable	136,510	719,596
Inventory	947	40,869
Prepaid expenses	—	9,287
Deposits	25,000	5,000
Increase (decrease) in operating liabilities:
Accounts payable	(290,533)	(545,088)
Accrued liabilities	655,837	759,965
Net cash used in operating activities of continuing operations	(201,143)	316,299

Cash Flows From Investing Activities:
(Advance)/Repayment of advance to shareholder	215,847	(348,037)
Purchase of property and equipment	(11,474)	(3,450)
Proceeds from sale of property and equipment	—	1,400
Net cash provided by (used in) investing activities	204,373	(350,087)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	—	3,052
Payments on debt	(5,377)	(61,562)
Net cash used in financing activities	(5,377)	(58,510)

Net decrease in cash	(2,147)	(92,298)
Cash at beginning of year	22,400	114,698
Cash at end of year	$20,253	$22,400

Supplemental Cash Flow Disclosures
Interest paid	$21,245	$153,014
Taxes paid	$4,916	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Conversion of preferred stock and cumulative dividend payable into common stock	$—	$132,304
Cumulative dividend payable recorded in accrued liabilities	$—	$49,094
Settlement of accrued liabilities through stock issuance	$206,000	$—
Proceeds from disposal of property and equipment paid directly to lender	$—	$1,171,501
Property conveyed to lender of revolving credit facility & term loan in foreclosure	$591,705	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Preferred Stock		Preferred			Additional		Total
	2013 Series A 7%		2014 Series A 7%		Stock	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	To Be Issued	Shares	Par Value	Capital	Deficit	Deficit
Balance December 31, 2014	2,850,000	$28,500	—	$—	$450,000	5,457,486	$54,575	$32,142,717	$(32,802,515)	$(126,723)
Preferred stock issuance	—	—	1,125,000	11,250	(450,000)	—	—	438,750	—	—
Conversion of accrued dividends to common stock	—	—	—	—	—	117,290	1,173	131,131	—	132,304
Conversion of preferred stock to common stock	(2,850,000)	(28,500)	(1,125,000)	(11,250)	—	5,962,500	59,625	(19,875)	—	—
Dividends	—	—	—	—	—	—	—	—	(49,094)	(49,094)
Net Loss	—	—	—	—	—	—	—	—	(6,027,313)	(6,027,313)
Balance December 31, 2015	—	—	—	—	—	11,537,276	115,373	32,692,723	(38,878,922)	(6,070,826)
Common stock issuance	—	—	—	—	—	54,000	540	29,160	—	29,700
Common stock issuance - Dynamic/Ola settlement (Note 10)	—	—	—	—	—	317,000	3,170	202,830	—	206,000
Common stock cancellation - Dynamic/Ola settlement (Note 10)	—	—	—	—	—	(53,000)	(530)	530	—	—
Net Loss	—	—	—	—	—	—	—	—	(1,787,527)	(1,787,527)
Balance December 31, 2016	—	$—	—	$—	$—	11,855,276	$118,553	$32,925,243	$(40,666,449)	$(7,622,653)

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ACTIVITIES:

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

The Company’s ability to continue as a going concern will be dependent upon management’s ability to successfully implement management’s plans to pursue additional business volumes from new and existing customers, reduce indebtedness through sales of non-performing assets and conversions of debt to equity, and rationalize the Company’s cost structure to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continued existence will ultimately be dependent on its ability to generate sufficient cash flows to support its operations as well as provide sufficient resources to retire existing liabilities on a timely basis. The Company faces significant risk in implementing its business plan and there can be no assurance that financing for its operations and business plan will be available or, if available, such financing will be on satisfactory terms.

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

Cash

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of December 31, 2016 and 2015, none of the Company’s cash was in excess of federally insured limits.

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

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of December 31, 2016 and 2015, the Company’s allowance for doubtful accounts was $157,219 and $192,220, respectively. The Company wrote off $52,742 and $2,162 of accounts receivable against the allowance for doubtful accounts in 2016 and 2015 respectively.

At December 31, 2016 and 2015, the Company had the following customer concentrations.

				Percentage of Accounts
	Percentage of Revenue			Receivable
	2016	2015		2016	2015
Customer A	*	46%		*	*
Customer B	*		*	16%	14%
Customer C	47%		*	*	14%
Customer D	10%		*	13%	*
Customer E	10%		*	*	*
Customer F	*		*	13%	*
Customer G	*		*	19%	*

*Less than 10%

Property and Equipment

The Company’s property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized.

The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations in the respective period. The estimated useful lives are as follows:

		Cost
	Estimated Useful	December 31,	December 31,
Asset Description	Life	2016	2015
Land	Non-depreciable	—	225,000
Trucks and equipment	5-7 years	3,450	3,450
Disposal wells	5-14 years	7,894,243	7,882,774
Buildings and improvements	15-39 years	—	474,900
Office furniture and equipment	5-7 years	45,000	45,000
Disposal well under construction	Non-depreciable	539,255	539,255
Total property and equipment, at cost		8,481,948	9,170,379
Less: accumulated depreciationi		(4,366,035)	(3,894,475)
Property and equipment, net		$4,115,913	$5,275,904

During the year ended December 31, 2015, the Company disposed of property and equipment with a net book value of $480,048. The Company received total proceeds of $1,172,901 and recognized a gain of $692,853 in the accompanying consolidated statements of operations.

Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. In 2015, the Company determined that the carrying value of the Company’s property and equipment and intangible assets was greater than their estimated fair value. In accordance with the guidance for the impairment of long-lived assets, the Company recorded an impairment charge of $5.8 million in 2015 to adjust the carrying value of the asset to our estimate of its fair value. No impairment charges were recorded in 2016.We estimated the fair value using the comparable sales method.

Asset retirement obligations

ASC Topic 410, Asset Retirement and Environmental Obligations , requires companies to recognize a liability for an asset retirement obligation (ARO) at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. This obligation relates to the future costs of plugging and abandoning the Company’s disposal wells, the removal of equipment and facilities, and returning such land to its original condition.

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

The following table sets forth the non-financial items measured at fair value on a non-recurring basis as of December 31, 2016. All items were categorized as Level 3 within the fair value hierarchy.

Description	Balance Sheet Location	December 31, 2016	Categorization
Well permits	Intangibles, net	$500,000	Level 3
Disposal wells	Property and equipment, net	$5,000,000	Level 3

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2016 and 2015, except as disclosed.

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

Earnings Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic earnings per share.

	Years Ended December 31,
	2016	2015
Earnings (numerator)
Net loss	$(1,787,527)	$(6,027,313)
Preferred stock dividends	—	(49,094)
Net loss loss available to common shareholders	$(1,787,527)	$(6,076,407)

Shares (denominator)
Weighted average common shares outstanding (basic)	11,790,432	8,855,506

Loss per share
Basic	$(0.15)	$(0.69)

4.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

In April 2015, FASB issued an accounting pronouncement ASU 2015-3 related to the presentation of debt issuance costs (FASB ASC Subtopic 835-30). This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We have adopted this pronouncement for our fiscal year beginning January 1, 2016. As a result of the adoption of this pronouncement, the Company recorded debt issuance costs of $187,888 and retrospectively recorded debt issuance costs of $222,292 as a reduction in the carrying amount of the Company’s outstanding borrowings as of December 31, 2016 and December 31, 2015, respectively.

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

The intangible assets, net of amortization as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible assets:
Disposal well permits	$1,163,058	$(754,521)	$408,537	10 years

	December 31, 2015
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible assets:
Disposal well permits	$500,000	$(18,293)	$481,707	10 years

Future amortization expense for definite-life intangible assets as of December 31, 2016 is as follows:

Years Ending December 31,
2017	$73,171
2018	73,171
2019	73,171
2020	73,171
2021	73,171
Thereafter	42,682
$408,537

6.	BORROWINGS:

Outstanding borrowings as of December 31, 2016 and 2015 were as follows:

	December 31,	December 31,
	2016	2015

Revolving credit facility and term loan (a)	$747,757	$1,339,462
Term note (b)	4,330,820	4,330,820
Loans from stockholders (c) (d)	2,870,484	2,873,536
Installment notes (e)	11,941	101,652
Deferred loan fees (f)	(187,888)	(222,292)
Total debt	7,773,114	8,423,178
Less current portion	(7,773,114)	(8,362,905)
Total long-term debt	$—	$60,273

a.	The Revolving Credit Facility and Term Loan have a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of December 31, 2016). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position with an accredited investor. On April 11, 2014 an accredited investor, who is also a significant stockholder in the Company, purchased the Senior Loan Facility and related collateral from Capital One Bank N.A. and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements. As of December 31, 2016, the Company was not in compliance with its debt covenants under the Senior Loan Facility and the lender had not exercised its rights under the Senior Loan Facility. The outstanding balance of the Senior Loan Facility is included in current liabilities at December 31, 2016 due to the fact that the Company was not in compliance with its debt covenants, including the timely payment of interest and principal.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON in the amount of $5 million (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides for an annual interest rate of 14% with monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of December 31, 2016, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at December 31, 2016 due to the fact that the Company was not in compliance with its debt covenants, including the timely payment of interest.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered into a loan agreement with the Company for the amount of $2,783,484. As of December 31, 2016 and 2015 the principal balance of the note was $2,783,484. The note bears interest at 9% per annum. The terms of the note require the cash payment of one half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable on November 27, 2015. The principal and interest on the note payable is past due according to its terms.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered into a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to have been repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due according to its terms.

e.	The Company has an installment loan with an outstanding principal balance of approximately $11,941 which was used to acquire property and equipment for use in the Company’s operations. The collateral for the loan was no longer in use in the Company’s operations and was returned to the lender in May 2016. The reduction in principal from the surrender of the collateral was less than the total balance owed. The remaining principal balance of the loan has been classified as a short-term liability.

f.	Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance.

7.	EQUITY TRANSACTIONS:

a.	In April 2016, the Board of Directors of the Company approved the issuance of an aggregate of 54,000 shares of common stock to the members of the Board of Directors. The three members of the Board of Directors received 18,000 shares each.

b.	On June 10, 2015, the Company converted 2,850,000 shares of 2013 Series A Convertible Preferred Stock and 1,125,000 shares of 2014 Series A 7% Preferred Stock, including all accrued and unpaid dividends into common stock. Total common stock issued was 6,079,790 shares.

c.

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

d. During the year ended December 31, 2014, the Board of Directors agreed to issue shares of 2014 Series A 7% Preferred Stock in exchange for the cancellation of $450,000 of the Company’s unsecured debt held by one of the Company’s significant stockholders. These 1,125,000 shares of 2014 Series A 7% Preferred Stock were issued in February 2015. This preferred stock features a 7% cumulative dividend, payable quarterly.

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

Summary Stock Compensation Table

The following table sets forth the Company’s paid or accrued stock compensation expense to its officers, directors and employees.

Securities
		Stock	Non-Vested	Underlying
	Stock	Options	Stock	Non-Vested
	Awards	Awards	Awards	Stock	Total

Year ended December 31, 2016	$54,000	$—	$—	—	$54,000

Year ended December 31, 2015	$—	$—	$—	—	$—

9.	EMPLOYEE BENEFIT PLAN

CTT sponsors a 401(k) defined contribution plan covering substantially all employees. CTT generally matches contributions up to a maximum of 4% of the participant’s earnings. The matching contributions for the year ended December 31, 2016 and 2015 were $0 and $4,087, respectively. The 401(k) defined benefit plan was terminated on April 29, 2016.

10.	COMMITMENTS AND CONTINGENCIES:

a.	The Company is obligated for $994,630 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one-year renewal options. The monthly lease payment for the disposal well leases is $10,895. Rent expense for the year ended December 31, 2016 and 2015 was $129,180 and $129,480, respectively. Following is a schedule of lease payments by year:

Years Ending
December 31,	Disposal Well
2017	$123,180
2018	102,450
2019	84,000
2020	84,000
2021	84,000
Thereafter	517,000
$994,630

b.	The Company is a named defendant along with the previously named officers in certain litigation; Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. “Dick” O’Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas wherein the Plaintiffs allege they have been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties. On February 29, 2016 the litigation was tentatively settled by mutual agreement of the parties. Under the terms of the proposed settlement, the plaintiffs agree to return to the Company all of their shares of restricted and unregistered stock of the Company issued to them in 2013. The Company agreed to issue 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company will have exclusive trading authority over the shares and will have the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company will also have a call option on the shares which will entitle the Company to purchase the shares at $1.25 per share at any time. The settlement agreement closed in April 2016, which resulted in the termination of the litigation. The Company recorded an expense of $206,000 during 2015 associated with the settlement of this litigation.

c.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

d.	The Company realized a reduction in certain liabilities for accounts payable with certain vendors through a combination of settlements and write offs of dormant accounts. This activity resulted in a one-time gain on extinguishment of debt of $139,964 for the year ended December 31, 2015.

11.	INCOME TAXES:

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the year ended December 31, 2016 and 2015 due to the Company’s net operating loss carry forward from prior years.

The following table reconciles income tax expense and rate base on the statutory rate to the Company’s income tax expense.

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Amount	Percentage	Amount	Percentage
Computed “expected” income tax benefit	$(623,914)	35.00	$(2,109,105)	35.00
Increase (decrease) in income taxes resulting from:
Expiration of unused net operating loss	—	—	(173,904)	2.89
Revision of estimate of net operating loss carryforward	2,141,825	(120.00)
Permanent differences	—	—	555	(0.01)
State taxes, net of federal benefit	4,916	(0.31)	1,298	(0.02)
Changes in valuation allowance	(1,517,911)	85.00	2,282,454	(37.88)
Provision for federal and state income tax	$4,916	(0.31)	$1,298	(0.02)

Deferred Income Taxes

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	Years Ended December 31,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforward	$21,330,000	$12,311,015
Expiration of unused net operating loss	—	(173,904)
Bad debt allowance	51,263	17,942
Stock based compensation	290,100	98,035
Gain on sale of assets	710,142	—
Depreciation and amortization	(5,791,174)	(1,684,911)
Total deferred tax assets	16,590,331	10,568,177
Valuation allowance	(16,590,331)	(10,568,177)
Net deferred tax assets	$—	$—

At December 31, 2016 and 2015, the Company has net operating loss carry forwards of approximately $30.9 million and $34.7 million, respectively, remaining for federal income tax purposes. Net operating loss carry forwards may be used in future years to offset taxable income subject to compliance with Section 382 of the Internal Revenue Code. The federal net operating loss carry forwards will expire in 2018 through 2036.

12.	RELATED PARTY TRANSACTION:

During the years ended December 31, 2016 and 2015, the Company advanced $132,190 and $348,037, respectively to an entity owned by one of the principal shareholders of the Company. The cash is held in an investment account of the entity and is due on demand to the Company at any time. The advance is non-interest bearing and is not evidenced by any written agreement.

Item 9.	Changes In and Disagreements with Accountants and Financial Disclosure.

NONE

Item 9A.	Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management, including our CEO, concluded our internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2016.

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

NAME	AGE	POSITION
Donald Ray Lawhorne	73	Chief Executive Officer, Director
Dick O’Donnell	73	Executive Vice President, Director
John L. Stimpson	47	Director

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

Summary Compensation Table

The following table sets forth the annual and log-term compensation with respect to the year ended December 31, 2016 paid or accrued by us on behalf of the executive officers named.

						Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards (1) ($)	Stock Awards (1) ($)	Restricted Stock Awards (1) ($)	Securities Underlying Restricted Stock (#)	Total ($)
Donald Ray Lawhorne,	2016	$—	$—	$—	$—	$—	—	$—
Chief Executive Officer	2015	$—	$—	$—	$—	$—	—	$—

Dick O’Donnell,	2016	$—	$—	$—	$—	$—	—	$—
Executive Vice President & Director	2015	$—	$—	$—	$—	$—	—	$—

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

Employment Agreements

Donald Ray Lawhorne, Chief Executive Officer. Currently Mr. Lawhorne does not have an employment agreement with us.

Bernard (“Dick”) O’Donnell, Executive Vice President. We amended Mr. O’Donnell’s Employment Agreement on January 1, 2013. Under the terms of the Agreement Mr. O’Donnell is entitled to receive an initial annual base salary of $60,000 plus benefits enumerated therein unless otherwise altered by the Board with respect to all executives of the Company. Under the Agreement Mr. O’Donnell is also entitled to certain stock-based compensation for services rendered as disclosed in the “ Stock-Based Compensation” section above.

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

As of December 31, 2016, we had a total of 11,855,276 shares of our common stock outstanding. The following table sets forth the stock ownership of the officers, directors and shareholders then holding more than 5% of our common stock:

Item 13.	Certain Relationships and Related Transactions and Director Independence.

John Stimpson is the only independent board member. Don Lawhorne is our Chief Executive Officer and one of the board members. Bernard O’Donnell is an Executive Vice President and one of our board members.

TITLE OF CLASS	NAME AND ADDRESS OF OWNER	AMOUNT OWNED	PERCENT OF CLASS
Common stock	Newt Dorsett	4,150,773	35.01
	220 Travis Street #501
	Shreveport, LA 71101
Common stock	Bryan Walker LLC	716,048	6.04
	220 Travis Street #501
	Shreveport, LA 71101
Common stock	Bernard O’Donnell	236,750	2.00
	3505 Woodhaven Drive
	Farmers Branch, TX 75234
Common stock	Bernard O’Donnell IRA	10,725	0.09
	3505 Woodhaven Drive
	Farmers Branch, TX 75234
Common stock	Bonnie O’Donnell IRA	6,000	0.05
	3505 Woodhaven Drive
	Farmers Branch, TX 75234
Common stock	Kenneth Owens	2,701,168	22.78
	P.O. Box 4121
	Roswell, NM 88202
Common stock	Donald Ray Lawhorne	118,000	1.00
	P. O. Box 350-235
	Plano, TX 75093
Common stock	John Stimpson	18,000	0.15
	P.O.Box 3660
	Mobile, AL 36601
All Directors and Officers as a Group and Shareholders Owning More Than 5% of the Common Stock.		7,957,464	67.12

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2016 and 2015 amounted to $63,655 and $82,050, respectively.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2016 and 2015 was $15,180 and $31,555.

All Other Fees

No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended December 31, 2016 and 2015.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2016 and 2015

Consolidated Statements of Operations-

For The Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows-

For The Years Ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For The Years Ended December 31, 2016 and 2015

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the April 17, 2017.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Don Lawhorne
Don Lawhorne, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the April 17, 2017.

Signatures	Capacity

/s/ Don Lawhorne	Director, Chief Executive Officer

/s/ Bernard R. O’Donnell	Director, Executive Vice President

/s/ John L. Stimpson	Director