Form 10-Q
period 2017-03-31
FRONTIER OILFIELD SERVICES INC
filed 2017-06-02
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

As of April 7, 2017, there were 11,855,276 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016

ASSETS
Current Assets:
Cash	$21,616	$20,253
Accounts receivable, net	94,697	73,836
Advance to shareholder	64,615	132,190
Total current assets	180,928	226,279

Property and equipment, at cost	8,481,948	8,481,948
Less: accumulated depreciation	(4,463,064)	(4,366,035)
Property and equipment, net	4,018,884	4,115,913

Intangibles, net	390,244	408,537
Deposits	2,302	2,302
Total other assets	392,546	410,839
Total Assets	$4,592,358	$4,753,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$7,825,296	$7,773,114
Accounts payable	2,451,834	2,430,722
Accrued liabilities	2,401,328	2,171,848
Total current liabilities	12,678,458	12,375,684
Long-term debt, less current maturities	—	—
Total Liabilities	12,678,458	12,375,684
Commitments and Contingencies (Note 7)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares;
11,855,276 shares issued and outstanding at March 31, 2017 and December 31, 2016	118,553	118,553
Additional paid-in capital	32,925,243	32,925,243
Accumulated deficit	(41,129,896)	(40,666,449)
Total stockholders’ deficit	(8,086,100)	(7,622,653)
Total Liabilities and Stockholders’ Deficit	$4,592,358	$4,753,031

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Revenue, net of discounts	$320,791	$344,042
Costs and expenses:
Direct operating costs	175,107	202,003
Indirect operating costs	140,963	118,061
General and administrative	75,349	221,213
Depreciation and amortization	115,322	115,322

Total costs and expenses	506,741	656,599
Operating loss	(185,950)	(312,557)
Other (income) expense:
Interest expense	277,497	278,489

Loss before provision for income taxes	(463,447)	(591,046)
Provision for income taxes	—	—
Net loss	$(463,447)	$(591,046)

Net loss per common share - basic:	$(0.04)	$(0.05)
Net loss per common share - diluted:	$(0.04)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic and Diluted	11,855,276	11,537,276
Diluted	11,855,276	11,537,276

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net loss	$(463,447)	$(591,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	115,322	115,322
Amortization of capitalized loan fees	52,182	53,164

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(20,861)	8,942
Increase (decrease) in operating liabilities:
Accounts payable	21,112	41,057
Accrued liabilities	229,480	197,948
Net cash provided by (used in) operating activities	(66,212)	(174,613)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	67,575	166,308

Net cash provided by investing activities	67,575	166,308

Cash Flows from Financing Activities:
Payments and adjustments on debt	—	(10,756)
Net cash used in financing activities	—	(10,756)

Net increase (decrease) in cash	1,363	(19,061)
Cash at beginning of the period	20,253	22,400
Cash at end of the period	$21,616	$3,339

Supplemental Cash Flow Disclosures
Interest paid	$—	$5,224
Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Frontier Oilfield Services, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 (including the notes thereto) set forth in Form 10-K.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity’s promise to grant a license with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 and the related updates to it on its financial position, results of operations and disclosures.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended March 31, 2017 and 2016, except as disclosed.

Earnings (Loss) Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an anti-dilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are no stock options in 2017 or 2016 which have been excluded from EPS that could potentially have a dilutive effect on EPS in the future.

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

6.	BORROWINGS

Borrowings as of March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016

Revolving credit facility and term loan (a)	$747,757	$747,757
Term note (b)	4,330,820	4,330,820
Loans from stockholders (c) (d)	2,870,484	2,870,484
Installment notes (e)	11,941	11,941
Deferred loan fees (f)	(135,706)	(187,888)
Total debt	7,825,296	7,773,114
Less current portion	(7,825,296)	(7,773,114)
Total long-term debt	$—	$—

a.	The Revolving Credit Facility and Term Loan (Senior Loan Facility) have a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as September 30, 2016, and December 31, 2015). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position. On April 11, 2014 an accredited investor, who is also a significant stockholder in the Company, purchased the Senior Loan Facility and related collateral from Capital One Bank N.A. and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements. In September 2016, the holder of the Senior Loan Facility foreclosed on certain land and buildings owned by the Company in settlement of a portion of the outstanding amount of principal on the Senior Loan Facility. Consequently, the Company charged off the net book value of the land and buildings totaling $591,705 against the outstanding principal on the Senior Loan Facility, leaving a principal balance of $747,757 remaining. The Board is considering issuing stock for the deficiency balance of this loan and the related accrued interest.

b.	The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON in the amount of $5 million (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides for an annual interest rate of 14% with monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of March 31, 2017 and December 31, 2016, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at March 31, 2017 and December 31, 2016 because the Company was not in compliance with its debt covenants, including the timely payment of interest.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered a loan agreement with the Company for $2,783,484. As of March 31, 2017 and December 31, 2016 the principal balance of the note was $2,783,484. The note bears interest at 9% per annum. The terms of the note require the cash payment of one half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable is past due pursuant to its terms.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to have been repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due pursuant to its terms.

e.	The Company has an installment loan with an outstanding principal balance of approximately $11,941 which was used to acquire property and equipment for use in the Company’s operations. The collateral for the loan was no longer in use in the Company’s operations and was returned to the lender May 2016. The reduction in principal from the surrender of the collateral was less than the total balance owed. The remaining principal balance of the loan has been classified as a short-term liability.

f.	Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Total interest expense on debt discount for the three months ended March 31, 2017 and 2016 was $52,182 and $53,164, respectively.

7.	COMMITMENTS AND CONTINGENCIES

a.	The Company is obligated for approximately $1.3 million under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one year renewal options. The aggregate monthly lease payment for the disposal well leases is $11,080.

b.	The Company was a named defendant along with the previously named officers in certain litigation in the 271st Judicial District Wise County, Texas wherein the Plaintiffs alleged they had been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties. On April 23, 2016, the litigation was settled by agreement of the parties. Under the terms of the settlement, the plaintiffs returned to the Company 53,000 shares of restricted and unregistered stock of the Company issued to them in 2013. The Company issued 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company will have exclusive trading authority over the shares issued to the plaintiffs and will have the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company will also have a call option on the shares which will entitle the Company to purchase the shares at $1.25 per share at any time. The settlement agreement resulted in the termination of the litigation. As of December 31, 2015, the Company recorded expense of $206,000 associated with the settlement of this litigation.

c.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In September 2016, the holder of the Senior Loan Facility foreclosed on certain land and buildings owned by the Company in settlement of a portion of the outstanding amount of principal on the Senior Loan Facility. Consequently, the Company charged off the net book value of the land and buildings totaling $591,705 against the outstanding principal on the Senior Loan Facility, leaving a principal balance of $747,757 remaining. The Board is considering issuing stock for the deficiency balance of this loan and the related accrued interest.

We are obligated under long-term leases for the use of land where seven of our disposal wells are located. Three of the leases are for extended periods of time. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with a one-year renewal option and the third lease expires on May 31, 2018 with no option to renew. The aggregate monthly lease payments for the disposal well leases are $11,080.

SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included on Form 10-K for the year ended December 31, 2016 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2017 we reported a net loss of $463,447 as compared to a net loss of $591,046 for the three months ended March 31, 2016. The components of these results are explained below.

Revenue - Total revenue decreased by $23,251 or 6.8% from $344,042 for the three months ended March 31, 2016 to $320,791 for the three months ended March 31, 2017. The decrease was due to Management’s decision to no longer provide transportation services as a part of the services offered by the Company and to focus on the disposal business.

Expenses- The components of our costs and expenses for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended		%
	March 31,	March 31,	Increase
	2017	2016	(Decrease)
Costs and expenses:
Direct operating costs	$175,107	$202,003	-13%
Indirect operating costs	140,963	118,061	19%
General and administrative	75,349	221,213	-66%
Depreciation and amortization	115,322	115,322	0%

Total cost and expenses	$506,741	$656,599	-23%

The decrease in the volumes of saltwater and other fluids transported and disposed of necessitated a decrease in operating expenses for the three months ended March 31, 2017. The decrease in direct costs is primarily attributable to Management’s decision to no longer provide transportation services as a part of the services offered by the Company and to focus on the disposal business. This resulted in the reduction of the number of employees and the related salaries, wages and benefits as well as the elimination of costs for fuel, repairs and maintenance for the truck fleet and the cost of the use of third party disposal wells.

The decrease in indirect costs for the three months ended March 31, 2017, is the result of an overall reduction of administrative salaries and benefits, insurance costs and utilities resulting from management’s decision to no longer provide transportation services to customers.

Interest Expenses- Interest expense for the three months ended March 31, 2017 was $277,497. Interest expense was $278,489 for the three months ended March 31, 2016.

Operating results for the three months ended March 31, 2017 and 2016 reflect a net loss of $463,477 and $591,046 respectively. We have not recorded any federal income taxes for the three months ended March 31, 2017 and 2016 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of March 31, 2017, we had total current assets of approximately $181,000. Our total current liabilities as of March 31, 2017 were $12.7 million, including $7.8 million of debt classified as current liabilities. We had a working capital deficit of $12.5 million and $11.8 million as of March 31, 2017 and December 31, 2016, respectively.

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

The following table summarizes our sources and uses of cash for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Net cash provided by (used in) operating activities	$(66,212)	$(174,613)

Net cash provided by (used in) investing activities	67,575	166,308

Net cash provided by (used in) financing activities	—	(10,756)

Net increase (decrease) in cash	$1,363	$(19,061)

As of March 31, 2017, we had approximately $22,000 in cash, an increase of $1,363 from December 31, 2016 due to cash flows from financing activities.

Net cash used in operating activities was $66,212 for the three months ended March 31, 2017 due to the operating loss. Net cash used by operating activities was approximately $175,000 for the three months ended March 31, 2016, due to the larger net loss.

Net cash provided by investing activities was $67,575 for the three months ended March 31, 2017 due to repayment of an advance from an entity owned by one of the principal shareholders of the Company. The cash advance is held in an investment account of the entity and is due on demand to the Company at any time. Net cash provided by investing activities was approximately $166,000 for the three months ended March 31, 2016.

Net cash used in financing activities was approximately $11,000 for the three months ended March 31, 2016, which consisted of debt repayments.

Capital Expenditures

The Company suspended capital expenditures during the three months ended March 31, 2017 due to the lower volumes disposed. The Company does not currently anticipate any major capital expenditures for the remainder of 2017. The Company made the decision to no longer provide transportation services to our customers which led to significant disposal activities on our transportation equipment in 2015.

Indebtedness

On April 11, 2014 an accredited investor, who is also a stockholder in the Company purchased the Capital One Note from Capital One and assumed all the existing terms and conditions of the Senior Loan Facility including Capital One’s security interest in the Company’s assets.

The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement (the “Loan Agreement”) on July 23, 2012 with ICON for $5 million. The Loan Agreement has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the Loan Agreement are, in all material respects, the same as in the Senior Loan Facility. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable associated with the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. As of September 30, 2016, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised their rights under the Loan Agreement. The outstanding balance of the Loan Agreement note is included in current liabilities at March 31, 2017 and December 31, 2016 because the Company was not in compliance with its debt covenants.

In September 2016, the holder of the Senior Loan Facility foreclosed on certain land and buildings owned by the Company in settlement of a portion of the outstanding amount of principal on the Senior Loan Facility. Consequently, the Company charged off the net book value of the land and buildings totaling $591,705 against the outstanding principal on the Senior Loan Facility, leaving a principal balance of $747,757 remaining. The Board is considering issuing stock for the deficiency balance of this loan and the related accrued interest.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter covered by this quarterly report on Form 10-Q. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework .

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company was a named defendant along with the previously named officers in certain litigation in the 271st Judicial District Wise County, Texas wherein the Plaintiffs alleged they had been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties. On April 23, 2016, the litigation was settled by agreement of the parties. Under the terms of the settlement, the plaintiffs returned to the Company 53,000 shares of restricted and unregistered stock of the Company issued to them in 2013. The Company issued 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company will have exclusive trading authority over the shares issued to the plaintiffs and will have the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company will also have a call option on the shares which will entitle the Company to purchase the shares at $1.25 per share at any time. The settlement agreement resulted in the termination of the litigation. As of December 31, 2015, the Company recorded expense of $206,000 associated with the settlement of this litigation.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

The outstanding principal balance of the Senior Loan Facility, the Loan Agreement and the two stockholder loans are included in current liabilities at March 31, 2017 because the Company was not in compliance with the debt covenants or payment terms on the indebtedness, including the timely payment of interest and principal in accordance with the loan agreements. To date, none of the holders of the Senior Loan Facility, the Loan Agreement or the two stockholder loans have declared that the Company is in default or have otherwise sought remedies under the respective terms of these loan agreements.

In September 2016, the holder of the Senior Loan Facility foreclosed on certain land and buildings owned by the Company in settlement of a portion of the outstanding amount of principal on the Senior Loan Facility. Consequently, the Company charged off the net book value of the land and buildings totaling $591,705 against the outstanding principal on the Senior Loan Facility totaling $1,339,462, leaving a principal balance of $747,757 remaining. The Board is considering issuing stock for the deficiency balance of this loan and the related accrued interest.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 2, 2017.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne, Chief Executive Officer and Chief Accounting Officer