Form 10-Q
period 2017-09-30
FRONTIER OILFIELD SERVICES INC
filed 2017-11-14
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Large Accelerated Filer	☐		Accelerated Filer	☐
			Emerging Growth Company	☐
Non-Accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒   No

As of October 26, 2017, there were 13,868,788 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	December 31, 2016

ASSETS
Current Assets:
Cash	$4,271	$20,253
Accounts receivable, net	82,817	73,836
Advance to shareholder	29,413	132,190
Total current assets	116,501	226,279

Property and equipment, at cost	8,481,948	8,481,948
Less: accumulated depreciation	(4,657,122)	(4,366,035)
Property and equipment, net	3,824,826	4,115,913

Intangibles, net	353,659	408,537
Deposits	2,302	2,302
Total other assets	355,961	410,839
Total Assets	$4,297,288	$4,753,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$7,929,660	$7,773,114
Accounts payable	1,970,953	2,430,722
Accrued liabilities	1,171,295	2,171,848
Total current liabilities	11,071,908	12,375,684
Long-term debt, less current maturities	—	—
Total Liabilities	11,071,908	12,375,684
Commitments and Contingencies (Note 7)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares;
13,868,788 and 11,855,276 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	138,689	118,553
Additional paid-in capital	34,918,653	32,925,243
Accumulated deficit	(41,831,962)	(40,666,449)
Total stockholders’ deficit	(6,774,620)	(7,622,653)
Total Liabilities and Stockholders’ Deficit	$4,297,288	$4,753,031

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue, net of discounts	$321,863	$284,345	$885,719	$1,004,162
Costs and expenses:
Operating costs	198,360	246,574	678,814	862,460
General and administrative	92,117	71,733	302,875	431,396
Depreciation and amortization	115,321	115,322	345,965	345,965
Total costs and expenses	405,798	433,629	1.327,654	1,639,821
Operating loss	(83,935)	(149,284)	(441,935)	(635,659)
Other (income) expense:
Interest expense	168,516	272,887	723,578	842,658
(Gain) loss on disposal of property and equipment	—	(57,511)	—	(102,931)
Loss before provision for income taxes	(252,451)	(364,660)	(1,165,513)	(1,375,386)
Provision for income taxes	—	4,026	—	4,916
Net loss	$(252,451)	$(368,686)	$(1,165,513)	$(1,380,302)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.10)	$(0.12)

Weighted Average Common Shares Outstanding:
Basic and Diluted	12,533,742	11,864,962	12,083,917	11,724,327

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities:
Net loss	$(1,165,513)	$(1.380,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	345,965	345,965
Amortization of deferred loan fees to interest expense	156,546	150,657
Stock compensation	—	29,700

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(8,981)	99,046
Inventory	—	947

Increase (decrease) in operating liabilities:
Accounts payable	(27,535)	(163,571)
Accrued liabilities	580,759	712,403
Net cash used in operating activities	(118,759)	(205,155)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	102,777	215,847
Proceeds from disposition of CD	—	77,614
Net cash provided by investing activities	102,777	293,461

Cash Flows from Financing Activities:
Payments on debt	—	(104,230)
Net cash used in financing activities	—	(104,230)

Net decrease in cash	(15,982)	(15,924)
Cash at beginning of the period	20,253	22,400
Cash at end of the period	$4,271	$6,476

Supplemental Cash Flow Disclosures
Interest paid	$—	$15,845
Taxes paid	$—	$4,916
Settlement of liabilities through common stock issuance	$2,013,546	$206,000

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(UNAUDITED)

1.	BASIS OF PRESENTATION

Frontier Oilfield Services, Inc. (“the Company”) has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 (including the notes thereto) set forth in Form 10-K.

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

The Company’s financial statements are prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of the financial statements, the Company has generated losses from operations, has an accumulated deficit and working capital deficiency. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities, which qualify as financial instruments under this standard, and includes this additional information in the notes to the financial statements when the fair value is different from the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the nine months ended September 30, 2017 and 2016, except as disclosed.

Earnings (Loss) Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an anti-dilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are no stock options in 2017 excluded from EPS that could potentially have a dilutive effect on EPS in the future.

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

6.	BORROWINGS

Borrowings as of September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016

Revolving credit facility and term loan (a)	$747,757	$747,757
Term note (b)	4,330,820	4,330,820
Loans from stockholders (c) (d)	2,870,484	2,870,484
Installment notes (e)	11,941	11,941
Deferred loan fees (f)	(31,342)	(187,888)
Total debt	7,929,660	7,773,114
Less current portion	(7,929,660)	(7,773,114)
Total long-term debt	$—	$—

a.	The Revolving Credit Facility and Term Loan (Senior Loan Facility) have a maturity date of July 23, 2017 and a default interest rate, which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as September 30, 2017, and December 31, 2016).The Senior Loan Facility due date has not been extended and the outstanding balance of the Senior Loan Facility is past due. The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position. In September 2016, the holder of the Senior Loan Facility foreclosed on certain land and buildings owned by the Company in settlement of a portion of the outstanding amount of principal on the Senior Loan Facility. Consequently, the Company charged off the net book value of the land and buildings totaling $591,705 against the outstanding principal on the Senior Loan Facility, leaving a principal balance of $747,757 remaining.

b.

The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for $5 million (the “Loan Agreement”). The Loan Agreement is held by an affiliate of an accredited investor who is also a stockholder. The Loan Agreement provides for an annual interest rate of 14% with monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of September 30, 2017 and December 31, 2016, the Company did not comply with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at September 30, 2017 and December 31, 2016 because the Company did not comply with its debt covenants, including the timely payment of interest.

On June 30, 2017, the holder of the Loan Agreement at for greed to exchange the outstanding accrued interest on the Loan Agreement for common stock in the company, and agreed to lower the interest rate on the Loan Agreement to 3% per annum effective July 1, 2017.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered a loan agreement with the Company for $2,783,484. As of September 30, 2017 and December 31, 2016, the principal balance of the note was $2,783,484. The note bears interest at 9% per annum. The terms of the note require the cash payment of one-half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable is past due pursuant to its terms.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to be repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due pursuant to its terms.

e.	The Company has an installment loan with an outstanding principal balance of approximately $11,941, which was used to acquire property and equipment for use in the Company’s operations. The collateral for the loan was no longer in use in the Company’s operations and was returned to the lender May 2016. The reduction in principal from the surrender of the collateral was less than the total balance owed. The remaining principal balance of the loan is classified as a short-term liability.

f.	Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Total interest expense on debt discount for the nine months ended September 30, 2017 and 2016 was $156,546 and $150,657, respectively.

On June 30, 2017, an affiliate of an accredited investor who is also a principal stockholder agreed to exchange approximately $2.0 million in accounts payable and accrued liabilities for 2,013,546 shares of common stock of the Company. The Board approved the exchange and issuance of the shares on June 30, 2017. The liabilities exchanged for common stock included the affiliates full interest in the accrued interest payable to the stockholder associated with the Term Loan Agreement and the Senior Loan Facility. The 2,013,546 shares of common stock were issued on August 31, 2017. In connection with the exchange, the holder of the Term Loan Agreement agreed to lower the interest rate on the Loan Agreement to 3% per annum effective July 1, 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report, which are not purely historical facts, including statements regarding the Company’s anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of the report. Any forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from events or results described in the forward-looking statements. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in the Company’s annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, limited working capital, limited access to capital, changes from anticipated levels of sales and revenues changes in the oil and gas markets especially in the oil field services markets and fluids disposal business, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing new business in the disposal business, difficulties integrating any new businesses or products acquired, replacing the lost customer revenue, regulatory change, the ability of the Company to meet its stated business goals, the Company’s restructuring initiatives, the Company’s ability to sustain profitability, the Company’s ability to service its debt, its ability to comply with covenants contained in its financing arrangements, the current defaults existing under the Company’s senior and subordinated credit arrangements, and general economic and business conditions. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2017, we reported a net loss of $1,165,513 as compared to a net loss of $1,380,302 for the nine months ended September 30, 2016. The components of these results are explained below.

Revenue - Total revenue decreased by $118,443 or 11.7% from $1,004,162 for the nine months ended September 30, 2016 to $885,719 for the nine months ended September 30, 2017. The decrease was due to the termination of the provisioning of transportation services in late 2016 and lower total volumes disposed in the disposal business.

Expenses - The components of our costs and expenses for the nine months ended September 30, 2017 and 2016 are as follows:

	For the Nine Months Ended		%
	September 30,	September 30,	Increase
	2017	2016	(Decrease)
Costs and expenses:

Operating costs	$678,814	$862,460	-21%
General and administrative	302,875	431,396	-30%
Depreciation and amortization	345,965	345,965	0%

Total cost and expenses	$1,327,654	$1,639,821	-19%

The decrease in the volumes of saltwater and other fluids transported and disposed of necessitated a decrease in operating expenses for the nine months ended September 30, 2017. The decrease in operating costs is due to lower volumes disposed. This resulted in the reduction of the number of employees and the related salaries, wages and benefits as well as the elimination of costs for repairs and maintenance for the disposal wells.

The decrease in general and administrative costs for the nine months ended September 30, 2017, is the result of an overall reduction of administrative costs, especially legal fees, insurance costs and utilities resulting from lower disposal volumes.

Interest Expenses - Interest expense for the nine months ended September 30, 2017 was $723,578. Interest expense was $842,658 for the nine months ended September 30, 2016.

Operating results for the nine months ended September 30, 2017 and 2016 reflect a net loss of $1,165,513 and $1,380,302 respectively. We have not recorded any federal income taxes for the nine months ended September 30 2017 and 2016 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of September 30, 2017, we had total current assets of approximately $117,000. Our total current liabilities as of September 30, 2017 were $11.1 million, including $7.9 million of debt classified as current liabilities. We had a working capital deficit of $11.0 million and $12.1 million as of September 30, 2017 and December 31, 2016, respectively.

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

On June 30, 2017, an affiliate of an accredited investor who is also a principal stockholder agreed to exchange approximately $2.0 million in accounts payable and accrued liabilities for 2,013,546 shares of common stock of the Company. The Board approved the exchange and issuance of the shares on June 30, 2017. The liabilities exchanged for common stock included the affiliates full interest in the accrued interest payable to the stockholder associated with the Term Loan Agreement and the Senior Loan Facility. The 2,013,546 shares of common stock were issued on August 31, 2017.

10

Our ability to obtain access to additional capital through third parties or other debt or equity financing arrangements is strictly contingent upon our ability to locate adequate financing or equity investments on commercially reasonable terms. There can be no assurance that we will be able to obtain such financing on acceptable terms.

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Net cash used in operating activities	$(118,759)	$(205,155)

Net cash provided by investing activities	102,777	293,461

Net cash used in financing activities	—	(104,230)

Net decrease in cash	$(15,982)	$(15,924)

As of September 30, 2017, we had approximately $4,300 in cash, a decrease of approximately $16,000 from December 31, 2016 due to cash used in operating activities.

Net cash used in operating activities was approximately $119,000 for the nine months ended September 30, 2017 due to the operating loss. Net cash used by operating activities was approximately $205,000 for the nine months ended September 30, 2016, due to the larger net loss.

Net cash provided by investing activities was approximately $103,000 for the nine months ended September 30, 2017 due to repayment of an advance from an entity owned by one of the principal shareholders of the Company. The cash advance is in an investment account of the entity and is due on demand to the Company at any time. Net cash provided by investing activities was approximately $293,000 for the nine months ended September 30, 2016 due to a repayment of the advance to the shareholder of approximately $216,000 and proceeds from the disposition of a certificate of deposit for $77,000.

Net cash used in financing activities was $0 for the nine months ended September 30, 2017. Net cash used in financing activities was approximately $104,000 for the nine months ended September 30, 2016, which consisted of debt repayments.

Capital Expenditures

The Company suspended capital expenditures during the nine months ended September 30, 2017 due to the lower volumes disposed. The Company does not currently anticipate any major capital expenditures for the remainder of 2017. The Company made the decision to no longer provide transportation services to our customers, which led to significant disposal activities on our transportation equipment in 2015.

Indebtedness

On June 30, 2017, an affiliate of an accredited investor who is also a principal stockholder agreed to exchange approximately $2.0 million in accounts payable and accrued liabilities for 2,013,546 shares of common stock of the Company. The Board approved the exchange and issuance of the shares on June 30, 2017. The liabilities exchanged for common stock included the affiliates full interest in the accrued interest payable to the stockholder associated with the Term Loan Agreement and the Senior Loan Facility. The 2,013,546 shares of common stock were issued on August 31, 2017. In connection with the exchange, the holder of the Term Loan Agreement agreed to lower the interest rate on the Loan Agreement to 3% per annum effective July 1, 2017.

The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement (the “Loan Agreement”) on July 23, 2012 with ICON for $5 million. The Loan Agreement has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the Loan Agreement are, in all material respects, the same as in the Senior Loan Facility. The Loan Agreement is held by an affiliate of an accredited investor who is also a stockholder. As of September 30, 2017, the Company did not comply with its debt covenants under the Loan Agreement and the lender had not exercised their rights under the Loan Agreement. The outstanding balance of the Loan Agreement note is included in current liabilities at September 30, 2017 and December 31, 2016 because the Company did not comply with its debt covenants.

11

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

Outlook

Management may seek to acquire other profitable oilfield service companies to broaden the Company’s customer base and capabilities. Management believes that certain acquisitions could be achieved through the issuance of the company’s equity securities or through other financings. Management may need to incur additional financing in those instances in which we believe such additional financings will assist in accomplishing our goals. There can be no assurance that management’s plan will succeed.

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

12

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company was a named defendant along with the previously named officers in certain litigation in the 271st Judicial District Wise County, Texas wherein the Plaintiffs alleged they had been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties. On April 23, 2016, the litigation was settled by agreement of the parties. Under the terms of the settlement, the plaintiffs returned to the Company 53,000 shares of restricted and unregistered stock of the Company issued to them in 2013. The Company issued 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company will have exclusive trading authority over the shares issued to the plaintiffs and will have the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company will also have a call option on the shares, which will entitle the Company to purchase the shares at $1.25 per share at any time. The settlement agreement resulted in the termination of the litigation. As of December 31, 2015, the Company recorded expense of $206,000 associated with the settlement of this litigation.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

The outstanding principal balance of the Senior Loan Facility, the Loan Agreement and the two stockholder loans are included in current liabilities at September 30, 2017 because the Company was not compliant with the debt covenants or payment terms on the indebtedness, including the timely payment of interest and principal in accordance with all of these loan agreements. To date, none of the holders of the Senior Loan Facility, the Loan Agreement or the two stockholder loans have declared that the Company is in default or have otherwise sought remedies under the respective terms of these loan agreements.

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
101.CAL XBRL Taxonomy Calculation Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase
101.DEF XBRL Taxonomy Definition Linkbase

13

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2017.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne, Chief Executive Officer and Chief Accounting Officer

14