Form 10-K
period 2017-12-31
FRONTIER OILFIELD SERVICES INC
filed 2018-03-30
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the presiding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐  Yes  ☒  No

On December 31, 2017, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,423,054. The amount was calculated by subtracting the total number of common shares held by officers, directors, and stockholders owning in excess of 5% of the registrant’s common stock from the total number of shares and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on December 29, 2017 as reported on the Over-The-Counter Pink Sheet Market. As of March 28, 2018, the Company had 13,868,788 issued and outstanding shares of common stock.

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

Frontier operates in the oilfield service industry and is currently involved in the disposal of saltwater and other oilfield fluids in Texas. Frontier owns eight disposal wells in Texas. Six of these disposal wells are located in the Barnett Shale region in north central Texas and two of these wells are located in east Texas near the Louisiana border.

The Barnett Shale region is a productive shale formation with a concentration of successful oil and gas wells. These wells have been completed using hydraulic fracturing and directional drilling techniques. In east Texas, the producing oil and gas wells have typically been in place for many decades. Production stimulation techniques such as salt water flood projects are used whereby salt water is injected into a producing formation to accelerate the migration of hydrocarbons to the well bore. The oil and gas wells in the Barnett Shale and in east Texas produce commercially viable volumes of hydrocarbons in the form of crude oil and natural gas. In addition, these wells produce significant volumes of salt water and other fluids as a by-product of the production of hydrocarbons. The salt water and fluids must be routinely removed from the well site on a daily, semiweekly or weekly basis depending on the flow rate of the wells.

The significant quantity of wells in the Barnett Shale and east Texas regions combined with the presence of salt water and other fluids in the production process creates demand for disposal services such as those services provided by Frontier.

We had one customer that represented approximately 32% and 47% of our revenue, respectively, for the years ended December 31, 2017 and 2016.

Recent Developments

None.

Development and Operating Activities

Economic conditions in the oil and gas industry are subject to volatility. The uncertain nature of these economic conditions combined with federal and state regulatory uncertainty in the energy industry requires operators to be flexible and adept at adjusting operations and strategy to achieve profitability. We intend to evaluate all conditions and risks affecting our operating activities and to respond to those conditions by employing resources in areas we believe to have the most potential for success. Over the past year, significant declines in the price of crude oil and natural gas have put economic pressure on oil producers, requiring them to seek expense reductions to offset the decline in their revenues. The oil field service industry has been and will continue to be affected by the volatility in oil and natural gas prices, and may experience lower revenues as oil producers’ pressure oil field service providers for lower cost service.

The Company’s business requires capital to fund operations and growth. Management intends to conduct operations to generate sufficient capital for use in reduction of the Company’s outstanding debt. In order to adequately fund operating activities, reduce current liabilities, and pay interest and principal on the debt, we may need to secure additional capital from third parties or other debt or equity financing sources. There can be no assurance that we will be able to enter into additional financing arrangements on terms that are acceptable. There are also no assurances that we will be able to achieve profitability from our operations in the current market environment.

General Regulations

Both state and federal authorities regulate the transportation and disposal of salt water, produced fluids and drilling fluids. The executive and legislative branches of government at both the state and federal levels have periodically proposed the establishment of controls on salt water disposal, environmental protection, as well as various other related programs affecting the salt water disposal business. If any further legislation is promulgated related to the disposal of salt water, produced fluids or drilling fluids, such legislation could have a material effect on our operations.

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

The Company’s operations are located in areas where hydraulic fracturing is used as the primary method of establishing and developing oil and gas producing wells. These areas are also where the majority of the Company’s revenues are generated as these producing wells also generate salt water and other fluids as by-products of the oil and gas producing process. Any regulation inhibiting or prohibiting the use of hydraulic fracturing may have a material adverse effect on our operations.

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

Employees

Currently, we have nine full-time employees, with two full-time employees at our corporate office and seven full-time employees in operations.

Item 1A.	Risk Factors

Business Risks

Our business volume has declined and our operations have lost a significant amount of money during the last two fiscal years.

Due to reductions in the volume of business and the decision to no longer provide transportation services to our customers combined with significant debt, the Company’s operations have not been profitable. We have made substantial changes in our operations including significant reductions in operating expenses and employees, the closing of our salt water disposal operations in east Texas, and sales of transportation assets to raise cash to reduce debt. There can be no assurance we will be successful in returning to profitability. If we are unable to return to profitability, we may be required to seek the protection of the United States Bankruptcy Court and liquidate or reorganize.

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

We currently have a significant amount of debt outstanding which requires us to meet certain operating and financial covenants and on which we are required to pay interest and repay principal. We have failed to meet the operational or financial covenants and have failed to pay interest and principal on our debt in a timely matter and are therefore in breach of certain of our loan agreements. Our secured creditors could foreclose on their collateral, which constitutes all of our assets. Due to our reduced business volume and operating losses, we have been dependent upon two of our significant shareholders who have purchased our equity and provided funds to make our debt payments. If we are unable to increase business volumes or otherwise return to profitability and we are unable to raise additional debt or equity capital, we may default on our debt and our creditors could foreclose on our assets. We would then cease operating as a going concern and you could potentially lose all of your investment in the Company.

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

Our operations are affected by stringent and complex federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liability for cleanup costs, natural resource damages and other damages because of our operating activities that were lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties.

Environmental laws and regulations are subject to change in the future, possibly resulting in requirements that are more stringent. If existing regulatory requirements or enforcement policies change or are more stringently enforced, we may be required to make significant unanticipated capital and operating expenditures. Any failure to comply with applicable environmental laws and regulations may result in governmental authorities taking actions that could adversely affect our operations and financial condition, including the:

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

We operate existing salt water disposal wells and locations, which have received the necessary governmental permits for drilling a disposal well. Although the disposal wells have received certain governmental regulatory licenses, permits or approvals this does not shield us from potential claims from third parties claiming contamination of their water supply or other environmental damages. Remediation of environmental contamination or damages can be extremely costly and such costs, if we are found liable, could be of such a magnitude as to cause us to cease operating as a going concern.

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

Industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil and gas producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and gas industry and the consequent impact on exploration and production activity could adversely affect the level of drilling and workover activity. This reduction may cause a decline in the demand for our services or adversely affect the price of our services. In addition, reduced discovery rates of new oil and gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and gas prices, to the extent existing production is not replaced and the number of producing wells for us to service declines.

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

Currently proposed legislative changes, including changes to tax laws and regulations, could materially, negatively affect our operations and financial results, increase the costs of doing business and decrease the demand for our products.

The current U.S. administration and Congress have proposed several new articles of legislation or legislative and administration changes, including changes to tax laws and regulations, which could have a material negative effect on our operations and financial results. Some of the proposed changes that could negatively affect us are:

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

Our concentration of customers in a single industry may affect our overall exposure to credit risk.

All of our customers operate in the energy industry. This concentration of operations and customers in a single industry may affect our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.

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

We may pursue an acquisition strategy, which is likely to require the issuance of common shares as a component of the purchase price for the acquisitions. Any such issuance will result in dilution of our common stock. In addition, to the extent options to purchase common stock under employee and director stock option plans are exercised, holders of our common stock will be diluted. If available funds and cash generated from our operations are insufficient to satisfy our needs, we may be compelled to sell additional equity or convertible debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

Disposal Wells. We currently have eight disposal wells licensed by the State of Texas for the disposal of salt water and certain drilling fluids. We receive fees from the use of our wells from our own operations or by third parties who contract for the use of our disposal wells. Our disposal wells and their locations are as follows:

Company	Well Name	Permit #	Location	State	Own/ Lease	Lease Term Exp.	Lease Terms
Coffman Disposal, LLC
Trull Disposal Well, LLC	Trull 1	11954	Trull Lease, Well No. 1, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	$1,500 per month

Trull Well #2, LLC	Trull 2	12180	Trull Lease, (19617), Well No. 2, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	Included in above

Trull Well #3 LLC (in process)	Trull 3	13300	Trull (000000) Lease Boonsville Field, Wise County RRC District 09	TX	Lease	not completed	$1,500 per month

CSWU Well, LLC	CSWU	11891	Caughlin Strawn West Unit Lease, (30288), Well No. 1202U, Caughlin (Strawn) Field, Wise County, RRC District 09	TX	Lease	5/31/2018	$2,080 per month

Brunson Well, LLC	Brunson 1	11779	Brunson Kenneth Lease (30152) Lease, Well No.1 WD, Boonsville (Bend Congl., Gas ) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	$4,000 per month

Brunson Well, LLC	Brunson 2	12533	Brunson Kenneth Lease (30152), Well No. 2 Boonesville (Bend Congl., Gas) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	Included in above
Trinity Disposal Wells, LLC
Trinity Disposal Wells, LLC	Barker - Hope	17034	Barker-Hope Lease, (016675), Well No. 4, Scottsville, NW (Page 6400) Field, Harrison County, RRC District 06	TX	Lease	5 year renewals	$1,000 per month

Trinity Disposal Wells, LLC	Shaw	16705	Shaw, Jim Lease, (029412), Well No. 1, Bethany (Pettit) Field, Harrison County RRC District 06	TX	Lease	5 year renewals	$1,000 per month

Item 3.	Legal Proceedings

We were a named defendant, along with the previous named officers, in certain litigation styled Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. “Dick” O’Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas. The plaintiffs in this matter alleged they were damaged by our failure to complete a disposal well in a joint venture between the parties. In April 2016, the litigation settled by mutual agreement of the parties. Under the terms of the settlement, the plaintiffs agreed to return to the Company all of their shares of restricted and unregistered stock of the Company issued to them in 2013. The Company agreed to issue 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company has exclusive trading and voting authority over the shares and has the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company also has a call option on the shares, which entitles the Company to purchase the shares at $1.25 per share at any time.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prices for our common stock are quoted in the over-the-counter Pink Sheets maintained by the National Quotation Bureau (NQB) owned Pink Sheet OTC Market, Inc. and our ticker symbol is FOSI.PK. The following table shows the high and low bid information for our common stock for each quarter during the indicated periods.

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2017	$0.35	$0.76
Quarter ending June 30, 2017	$0.21	$0.30
Quarter ending September 30, 2017	$0.13	$0.27
Quarter ending December 31, 2017	$0.25	$0.80

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2016	$0.30	$1.23
Quarter ending June 30, 2016	$0.50	$1.10
Quarter ending September 30, 2016	$0.15	$0.50
Quarter ending December 31, 2016	$0.15	$4.00

The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 1,510 shareholders of record for our common stock as of December 31, 2017.

Item 6.	Selected Financial Data

Not applicable as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 2017 and 2016.

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

Recent Financial Developments

None.

Results of Operations

For the year ended December 31, 2017, we reported a net loss of approximately $1.4 million as compared to a net loss of approximately $1.8 million for the year ended December 31, 2016.

Revenue. Total revenue decreased by approximately $0.1 million or 11% from approximately $1.3 million for the year ended December 31, 2016 to approximately $1.1 million for the year ended December 31, 2017.

The decrease in revenue for the year ended December 31, 2017 is because of lower volumes for disposed fluids in the disposal business.

Expenses. The components of our costs and expenses for the years ended December 31, 2017 and 2016 are as follows:

Costs and expenses	2017	2016	% Increase (Decrease)

Operating Expenses	$857,383	$940,594	-9%
General and administrative	438,078	457,900	-4%
Write off of net book value of disposal well	248,358	—	NM
Depreciation and amortization	632,809	652,926	-3%
Total costs and expenses	$2,176,628	$2,051,420	6%

The decrease in the volumes of saltwater and other fluids transported and disposed caused a decrease in operating expenses for the year ended December 31, 2017.

The decrease in general and administrative costs for the year ended December 31, 2017 is related to lower stock compensation expense. Stock compensation was $0 for the year ended December 31, 2017 compared to $29,700 for the year ended December 31, 2016.

During 2017, the Company suspended operations at one of the disposal wells in East Texas. The well is no longer operational, and the net book value of the disposal well was written-off in 2017. The write-off of the net book value resulted in a loss of $248,358 recorded in 2017.

Other (Income) Expense. Other (income) expenses for the year ended December 31, 2017 included approximately $871,000 of interest expense compared to approximately $1.1 million of interest expense for the year ended December 31, 2016. In addition, other (income) expense for the year ended December 31, 2017 included a gain on the sale of assets of $0 compared to a gain of $103,000 for the year ended December 31, 2016. Other (income) expense for the year ended December 31, 2017 included a gain of $525,522 for extinguishment of debt due to the reduction of accounts payable with vendors through write offs of dormant accounts. We have not recorded federal income tax expense for the years ended December 31, 2017 and 2016 because of our net operating loss carry forwards. In addition, since there is continued uncertainty as to the realization of a deferred tax asset, we have not recorded any deferred tax benefits.

Liquidity and Capital Resources

Cash Flows and Liquidity

As of December 31, 2017, we had total current assets of approximately $117,000. Our total current liabilities as of December 31, 2017 were approximately $10.8 million, including approximately $8.0 million of debt classified as current liabilities. We had a working capital deficit of approximately $10.6 million as of December 31, 2017 compared to a working capital deficit of approximately $12.1 million as of December 31, 2016.

Management is working closely with our current lenders to fund operations through current cash flows, and pay interest costs when excess cash becomes available. Management also plans to work with our current lenders and debt holders to lower our cost of borrowing by renegotiating the terms of our existing debt and potentially offering debt holders an opportunity to exchange their debt for equity in the Company. There can be no assurance that management’s plan will succeed.

Our ability to obtain access to additional capital through third parties or other debt or equity financing arrangements is contingent upon our ability to locate adequate financing or equity investments on commercially reasonable terms. There can be no assurance that we will be able to obtain such financing on acceptable terms.

The following table summarizes our sources and uses of cash for the years ended December 31, 2017 and 2016:

	2017	2016

Net cash used in operating activities	$(105,874)	$(278,757)

Net cash provided by Investing activities	102,777	281,987

Net cash used in financing activities	—	(5,377)
Net decrease in cash	$(3,097)	$(2,147)

As of December 31, 2017, we had approximately $17,200 in cash and cash equivalents, a decrease of approximately $3,100 from December 31, 2016. The decrease was due to cash sources used in operating activities of $105,874 offset by cash provided by investing activities of $102,777.

Net cash used in financing activities was $5,377 for the year ended December 31, 2016, which consisted of payments of debt.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS.

FRONTIER OILFIELD SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Frontier Oilfield Services, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Frontier Oilfield Services, Inc. and its subsidiaries (the “Company”), as of December 31, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Oilfield Services, Inc. and its subsidiaries as of December 31, 2017 and 2016 and the results of their consolidated operations and consolidated cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, LLP

Dallas, Texas
March 29, 2018

 FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$17,156	$20,253
Accounts receivable, net	69,962	73,836
Advance to shareholder	29,413	132,190
Total current assets	116,531	226,279

Property and equipment, at cost	7,616,948	8,481,948
Less: accumulated depreciation	(4,309,031)	(4,366,035)
Property and equipment, net	3,307,917	4,115,913

Intangibles, net	335,366	408,537
Other assets	2,302	2,302
Total other assets	337,668	410,839
Total Assets	$3,762,116	$4,753,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$7,961,002	$7,773,114
Accounts payable	1,521,948	2,430,722
Accrued liabilities	1,273,942	2,171,848
Total current liabilities	10,756,892	12,375,684
Long-term debt, less current maturities	—	—
Total Liabilities	10,756,892	12,375,684
Commitments and Contingencies (Note 10)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares; 13,868,788 and 11,855,276 shares issued and outstanding at December 30, 2017 and December 31, 2016, respectively	138,689	118,553
Additional paid-in capital	34,918,653	32,925,243
Accumulated deficit	(42,052,118)	(40,666,449)
Total stockholders’ deficit	(6,994,776)	(7,622,653)
Total Liabilities and Stockholders’ Deficit	$3,762,116	$4,753,031

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2017	December 31, 2016

Revenue, net of discounts	$1,136,697	$1,278,527
Costs and expenses:
Operating costs	857,383	940,594
General and administrative	438,078	457,900
Write off net book value of disposal well	248,358	—
Depreciation and amortization	632,809	652,926
Total costs and expenses	2,176,628	2,051,420
Operating loss	(1,039,931)	(772,893)
Other (income) expense:
Interest expense	871,260	1,112,649
Gain on extinguishment of debt	(525,522)	—
Gain on disposal of property and equipment	—	(102,931)
Total Other (income) expense	345,738	1,009,718

Loss before provision for income taxes	(1,385,669)	(1,782,611)
Provision for income taxes	—	4,916
Net loss	$(1.385,669)	$(1,787,527)

Net loss per common share – Basic	$(0.11)	$(0.15)

Weighted Average Common Shares Outstanding:
Basic	12,533,802	11,790,432

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities:
Net loss	$(1,385,669)	$(1.787,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	632,809	652,926
Amortization of deferred loan fees to interest expense	187,888	195,314
Gain on extinguishment of debt	(525,522)	—
Write off net book value of disposal well	248,258	—
Gain on sale of assets	—	(102,931)
Shares issued for settlement	—	206,000
Stock compensation	—	29,700

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	3,874	136,510
Deposits	—	25,000
Inventory	—	947

Increase (decrease) in operating liabilities:
Accounts payable	48,982	(290,533)
Accrued liabilities	683,406	655,837
Net cash used in operating activities	(105,874)	(278,757)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	102,777	215,847
Purchase of property and equipment	—	(11,474)
Proceeds from disposition of CD	—	77,614

Net cash provided by investing activities	102,777	281,987

Cash Flows from Financing Activities:
Payments on debt	—	(5,377)
Net cash used in financing activities	—	(5,377)

Net decrease in cash	(3,097)	(2,147)
Cash at beginning of the period	20,253	22,400
Cash at end of the period	$17,156	$20,253

Supplemental Cash Flow Disclosures
Interest paid	$—	$1,112,649
Taxes paid	$—	$4,916

Settlement of liabilities through common stock issuance	$2,013,546	$206,000

The accompanying notes are an integral part of these consolidated financial statements.

 FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance December 31, 2016	11,537,276	$115,373	$32,692,723	($38,878,922)	($6,070,826)

Common stock issuance	54,000	540	29,160	—	29,700

Common stock issuance for settlement	317,000	3,170	202,830	—	206,000

Common stock cancellation for settlement	(53,000)	(530)	530	—	—

Net Loss				(1,787,527)	(1,787,527)

Balance December 31, 2016	11,855,276	$118,553	$32,925,243	($40,666,449)	($7,622,653)

Common stock issuance	2,013,546	20,136	1,993,410	—	2,013,546

Net Loss	—	—	—	(1,385,669)	(1,385,669)

Balance December 31, 2017	13,868,822	$138,689	$34,918,653	($42,052,118)	($6,994,776)

The accompanying notes are an integral part of these consolidated financial statements.

 FRONTIER OILFIELD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ACTIVITIES

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

The Company’s ability to continue as a going concern will be dependent upon management’s ability to successfully implement management’s plans to pursue additional business volumes from new and existing customers, reduce indebtedness through sales of non-performing assets and conversions of debt to equity, and reduce costs to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continued existence will ultimately be dependent on its ability to generate sufficient cash flows to support its operations as well as provide sufficient resources to retire existing liabilities on a timely basis. The Company faces significant risk in implementing its business plan and there can be no assurance that financing for its operations and business plan will be available or, if available, such financing will be on satisfactory terms.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of December 31, 2017 and 2016, none of the Company’s cash was in excess of federally insured limits.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of December 31, 2017 and 2016, the Company’s allowance for doubtful accounts was $146,441 and $157,219, respectively. The Company wrote off $10,778 and $52,742 of accounts receivable against the allowance for doubtful accounts in 2017 and 2016 respectively.

At December 31, 2017 and 2016, the Company had the following customer concentrations.

	Percentage of Revenue		Percentage of Accounts Receivable
	2017	2016	2017	2016

Customer A	32%	47%	*	*
Customer B	*	*	26%	16%
Customer C	*	10%	*	13%
Customer D	17%	10%	*	*
Customer E	*	*	14%	13%
Customer F	*	*	20%	19%

* Less than 10%

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

The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations in the respective period. The estimated useful lives are as follows:

		Cost
	Estimated	December 31,	December 31,
Asset Description	Useful Life	2017	2016

Vehicles	5-7 years	$3,450	$3,450
Disposal wells	5-14 years	7,029,243	7,894,243
Disposal well under contruction	Non-depreciable	539,255	539,255
Office technology	5-7 years	45,000	45,000
Total property and equipment, at cost		$7,616,948	$8,481,948
Less: accumulated depreciation		(4,309,031)	(4,366,035)
Property and equipment. net		$3,307,917	$4,115,913

During 2017, the Company suspended operations at one of the disposal wells in East Texas. The well is no longer operational and the net book value of the disposal well was written-off in 2017. The write-off of the net book value resulted in a loss of $248,358 recorded in 2017.

Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No impairment charges were recorded in 2017 or 2016.We estimated the fair value using the comparable sales method.

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

The following table sets forth the non-financial items measured at fair value on a non-recurring basis as of December 31, 2017. All items were categorized as Level 3 within the fair value hierarchy.

Description	Balance Sheet Location	December 31, 2017	Categorization
Well permits	Intangibles, net	$500,000	Level 3
Disposal wells	Property and equipment, net	$3,750,000	Level 3

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2017 and 2016, except as disclosed.

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

Earnings Per Share (EPS)

Basic earnings per common share was calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share was calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. The table below sets forth the reconciliation for net loss and weighted average shares used for calculating basic and diluted earnings per share.

	2017	2016
Earnings (numerator)
Net loss	$(1,385,669)	$(1,787,527)
Net loss available to common shareholders	$(1,385,669)	$(1,787,527)

Shares (demoniator)
Weighted average common shares outstanding (basic)	12,533,802	11,790,432

Loss per share (basic)	$(0.11)	$(0.15)

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment award transactions. The guidance was effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company the adopted of this ASU.

5.	INTANGIBLE ASSETS

In connection with the acquisition of CTT, the Company acquired intangible assets consisting of disposal well permits and customer relationships. The Company valued the disposal well permits using the build-out (Greenfield) valuation technique. The customer relationships were valued by the Company using the excess earnings valuation technique.

Disposal well permits are definite-life intangible assets, which are amortizable over their estimated useful life. The intangible assets, net of amortization as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible Assets
Disposal well permits	$1,163,058	$(827,692)	$335,366	10 years

	December 31, 2016
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible Assets
Disposal well permits	$1,163,058	$(754,521)	$408,537	10 years

Future amortization expense for definite-life intangible assets as of December 31, 2017 is as follows:

Years Ending	Amortization
December 31,	Expense
2018	$73,171
2019	73,171
2020	73,171
2021	73,171
2022	42,682
$335,366

6.	BORROWINGS

Outstanding borrowings as of December 31, 2017 and 2016 were as follows:

	December 31,	December 31,
	2017	2016

Revolving credit facility and term loan (a)	$747,757	$747,757
Term note (b)	4,330,820	4,330,820
Loans from stockholders (c) (d)	2,870,484	2,870,484
Installment notes (e)	11,941	11,941
Deferred loan fees	—	(187,888)
Total debt	7,961,002	7,773,114
Less current portion	(7,961,002)	(7,773,114)
Total long-term debt	$—	$—

a.	The Revolving Credit Facility and Term Loan have a maturity date of July 23, 2017 and a default interest rate, which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of December 31, 2016). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position with an accredited investor. As of December 31, 2017, the Company was not in compliance with its debt covenants under the Senior Loan Facility and the lender had not exercised its rights under the Senior Loan Facility. The outstanding balance of the Senior Loan Facility is included in current liabilities at December 31, 2017 because the Company did not comply with its debt covenants, including the timely payment of interest and principal.

b.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for $5 million (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides for an annual interest rate of 14% with monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. The payment of principal and accrued interest due on February 1, 2018 has not been made. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of December 31, 2017, the Company did not comply with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at December 31, 2017 because that the Company was not in compliance with its debt covenants, including the timely payment of interest.

On June 30, 2017, the holder of the Loan Agreement agreed to exchange the outstanding accrued interest on the Loan Agreement for common stock in the company, and agreed to lower the interest rate on the Loan Agreement to 3% per annum effective July 1, 2017.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered into a loan agreement with the Company for $2,783,484. As of December 31, 2017 and 2016, the principal balance of the note was $2,783,484. The note bears interest at 9% per annum. The terms of the note require the cash payment of one-half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable is past due according to its terms.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered into a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to have been repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due according to its terms.

e.	The Company has an installment loan with a principal balance at December 31, 2017 of $11,941, which was used to acquire property and equipment for use in the Company’s operations. The loan matured in September 2017 and has an interest rate of 5.69% and monthly minimum payments of $5,377. The holder of the installment loan foreclosed on the collateral of the loan in September 2016.

 On June 30, 2017, an affiliate of an accredited investor who is also a principal stockholder agreed to exchange approximately $2.0 million in accounts payable and accrued liabilities for 2,013,546 shares of common stock of the Company. The liabilities exchanged for common stock included the affiliates full interest in the accrued interest payable to the stockholder associated with the Term Loan Agreement and the Senior Loan Facility. The 2,013,546 shares of common stock were issued on August 31, 2017. In connection with the exchange, the holder of the Term Loan Agreement agreed to lower the interest rate on the Loan Agreement to 3% per annum effective July 1, 2017

7.	EQUITY TRANSACTIONS

In April 2016, the Board of Directors of the Company approved the issuance of an aggregate of 54,000 shares of common stock to the members of the Board of Directors. The three members of the Board of Directors received 18,000 shares each.

On June 30, 2017, an affiliate of an accredited investor who is also a principal stockholder agreed to exchange approximately $2.0 million in accounts payable and accrued liabilities for 2,013,546 shares of common stock of the Company. The 2,013,546 shares of common stock were issued on August 31, 2017.

8.	STOCK BASED COMPENSATION

Under the terms of the Company’s employment agreement with Mr. O’Donnell, Mr. O’Donnell receives a grant of 6,250 shares of the Company’s common stock per quarter and a grant of 1,000 shares of the Company’s common stock times the number of years of completed service issued annually. In addition, Mr. O’Donnell receives options to purchase up to 15,000 of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for the option is up to two years from its date of issuance, at which time the option expires. Due to the Company’s operating performance, no grants were made to Mr. O’Donnell for the years ended December 31, 2017 or 2016 under this provision of his employment agreement.

In April 2016, the Board of Directors of the Company approved the issuance of an aggregate of 54,000 shares of common stock to the members of the Board of Directors. The three members of the Board of Directors received 18,000 shares each.

Summary Stock Compensation Table

The following table sets forth the Company’s paid or accrued stock compensation expense to its officers, directors and employees.

	Stock Awards	Stock Option Awards	Non-Vested Stock Awards	Securities Underlying Non-Vested Stock	Total
Year ended December 31, 2017	$—	$—	$—	—	$—

Year ended December 31, 2016	$54,000	$—	$—	—	$54,000

9.	EMPLOYEE BENEFIT PLAN

Prior to 2017, the Company sponsored a 401(k) defined contribution plan covering substantially all employees. The Company generally matched contributions up to a maximum of 4% of the participant’s earnings. The 401(k) defined benefit plan was terminated on April 29, 2016. There were no matching contributions made to the plan for the years ended December 31, 2017 and 2016.

10.	COMMITMENTS AND CONTINGENCIES

a.	The Company is obligated for $1,123,810 under long-term leases for the use of land where seven of its disposal wells are located. Three of the leases are for extended periods. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew and the third lease expires on May 31, 2018 with one-year renewal options. The monthly lease payment for the disposal well leases is $11,080. Rent expense for the year ended December 31, 2017 and 2016 was $132,483 and $129,180, respectively. Following is a schedule of lease payments by year:

Years Ending	Disposal
December 31,	Wells
2018	$118,400
2019	84,000
2020	84,000
2021	84,000
Thereafter	517,000
$887,400

b.	The Company is a named defendant along with the previously named officers in certain litigation; Dynamic Technical Solutions Corp. and Ola Investments, LLC, V. Frontier Oilfield Services, Inc., Timothy Burroughs and Bernard R. “Dick” O’Donnell; CAUSE NO. CV14-04-234 in the 271st Judicial District Wise County, Texas wherein the Plaintiffs alleged they had been damaged by the failure of the Company to complete a disposal well in a joint venture between the parties. In April 2016, the litigation was settled by mutual agreement of the parties. Under the terms of the proposed settlement, the plaintiffs agree to return to the Company all of their shares of restricted and unregistered stock of the Company issued to them in 2013. The Company agreed to issue 317,000 shares of restricted and unregistered shares of stock in the Company to the plaintiffs. The Company will have exclusive trading authority over the shares and will have the right of first refusal to purchase the shares upon any planned sale by the plaintiffs. The Company will also have a call option on the shares, which will entitle the Company to purchase the shares at $1.25 per share at any time.

c.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or taken together would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

d.	The Company realized a reduction in certain liabilities for accounts payable with certain vendors through a combination of expiration of the statute of limitations and write offs of dormant accounts. This activity resulted in a one-time gain on extinguishment of debt of $525,522 for the year ended December 31, 2017.

11.	INCOME TAXES

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance was made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes was recorded for the year ended December 31, 2017 and 2016 due to the Company’s net operating loss carry forward from prior years.

The following table reconciles income tax expense and rate base on the statutory rate to the Company’s income tax expense.

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	Percentage	Amount	Percentage
Computed “expected” income tax benefit	$(484,984)	35.00	$(623,914)	35.00
Increase (decrease) in income taxes resulting from:
Expiration of unused net operating loss	—	—	—	—
Permanent differences	—	—	—	—
State taxes, net of federal benefit	—	—	4,916	(0.31)
Changes in valuation allowance	484,934	(35.00)	623,914	(35.00)
Provision for federal and state income tax	$—	—	$4,916	(0.31)

Deferred Income Taxes

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	Years Ended December 31,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforward	$21,330,000	$21,330,000
Expiration of unused net operating loss	—	—
Bad debt allowance	—	51,263
Stock based compensation	—	290,100
Gain on sale of assets	—	710,142
Depreciation and amortization	(4,898,818)	(5,791,174)
Total deferred tax assets	16,431,182	16,590,331
Valuation allowance	(16,431,182)	(16,590,331)
Net deferred tax assets	$—	$—

At December 31, 2017 and 2016, the Company has net operating loss carry forwards of approximately $30.9 million and $30.9 million, respectively, remaining for federal income tax purposes. Net operating loss carry forwards may be used in future years to offset taxable income subject to compliance with Section 382 of the Internal Revenue Code. The federal net operating loss carry forwards will expire in 2018 through 2035.

12.	RELATED PARTY TRANSACTION

As of December 31, 2017 and 2016, the Company advanced $29,413 and $132,190, respectively to an entity owned by one of the principal shareholders of the Company. The cash is held in an investment account of the entity and is due on demand to the Company at any time. The advance is non-interest bearing and is not evidenced by any written agreement.

Item 9.	Changes In and Disagreements with Accountants and Financial Disclosure.

NONE

Item 9A.	Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework .. Based on that evaluation, management, including our CEO, concluded our internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2017.

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

NAME	AGE	POSITION
Donald Ray Lawhorne	74	Chief Executive Officer, Director
Dick O’Donnell	74	Executive Vice President, Director
John L. Stimpson	48	Director

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

Summary Compensation Table

The following table sets forth the annual and log-term compensation with respect to the year ended December 31, 2017 paid or accrued by us on behalf of the executive officers named.

						Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards (1) ($)	Stock Awards (1) ($)	Restricted Stock Awards (1) ($)	Securities Underlying Restricted Stock (#)	Total ($)
Donald Ray Lawhorne,	2017	$—	$—	$—	$—	$—	—	$—
Chief Executive Officer	2016	$—	$—	$—	$—	$—	—	$—

Dick O’Donnell,	2017	$—	$—	$—	$—	$—	—	$—
Executive Vice President & Director	2016	$—	$—	$—	$—	$—	—	$—

Option Grants

There were no stock options granted to the named executive officers for the year ended December 31, 2017.

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

As of December 31, 2017, we had 13,868,788 shares of our common stock outstanding. The following table sets forth the stock ownership of the officers, directors and shareholders then holding more than 5% of our common stock:

		NUMBER OF	PERCENT
TITLE OF CLASS	NAME AND ADDRESS OF OWNER	SHARES OWNED	OF CLASS

Common stock	Newt Dorsett	3,590,174	25.89%
	220 Travis Street #501
	Shreveport, LA 71101

Common stock	Bryan Walker LLC	716,048	5.16%
	220 Travis Street #501
	Shreveport, LA 71101

Common stock	Kenneth Owens	2,701,168	19.48%
	P.O. Box 4121
	Roswell, NM 88202

Common stock	Hannah Jane Dorsett	686,000	4.95%
	220 Travis Street #501
	Shreveport, LA 71101

Common stock	Hollis Gene Dorsett	685,999	4.95%
	220 Travis Street #501
	Shreveport, LA 71101

Common stock	Samantha Hope Dorsett	685,999	4.95%
	220 Travis Street #501
	Shreveport, LA 71101

Common stock	Helen Elizabeth Dorsett	685,999	4.95%
	220 Travis Street #501
	Shreveport, LA 71101

Common stock	Donald Ray Lawhorne	118,000	0.85%
	6720 Parkwood Blvd
	Plano, TX 75024

Common stock	Bernard O’Donnell	236,750	1.71%
	3505 Woodhaven Drive
	Farmers Branch, TX 75234

Common stock	Bernard O’Donnell IRA	9,475	0.07%
	3505 Woodhaven Drive
	Farmers Branch, TX 75234

Common stock	Bonnie O’Donnell IRA	7,400	0.05%
	3505 Woodhaven Drive
	Farmers Branch, TX 75234

Common stock	John Stimpson	18,000	0.13%
	620 Bay Bridge Road
	Mobile, AL 36610

All Directors and Officers as a Group and Shareholders Owning more than 5% of the Common Stock		10,141,012	73.12%

Item 13.	Certain Relationships and Related Transactions and Director Independence.

John Stimpson is the only independent board member. Don Lawhorne is our Chief Executive Officer and one of our board members. Bernard O’Donnell is an Executive Vice President and one of our board members.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2017 and 2016 amounted to $62,080 and $63,655, respectively.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2017 and 2016 was $9,705 and $15,180.

All Other Fees

Our auditors billed no fees for services other than those described above under “Audit Fees” and “Tax Fees” for the year ended December 31, 2017 and 2016.

Board of Directors Pre-Approval Policies and Procedures

In December 2003, the Board of Directors adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. Under the policy, our independent auditors are prohibited from performing certain non-audit services and are pre-approved to perform certain other non-audit and tax related services if the aggregate fees for such pre-approved non-audit and tax related services do not exceed a pre-set minimum.

 PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statement Schedules

The following have been made part of this report and appear in Item 8 above.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2017 and 2016

Consolidated Statements of Operations- For The Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows- For The Years Ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For The Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of TBX Resources, Inc. (as filed with the Texas Secretary of State on March 24, 1995)
3.3	Articles of Amendment of the Articles of Incorporation of TBX Resources, Inc. (as filed with the Texas Secretary of State on July 23, 2001)
3.6	Amended and Restated Bylaws of Frontier Oilfield Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed February 28, 2012 (File No. 000-30746).
4.2	Blank Check Preferred Stock Designation of 2013 Series A 7% Convertible Preferred Stock (as filed with the Texas Secretary of State on October 15, 2013)
4.3	Blank Check Preferred Stock Designation of 2014 Series A 7% Convertible Preferred Stock (as filed with the Texas Secretary of State on February 20, 2015)
31.1	Certification of our President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of our President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Schema
101.CAL XBRL Taxonomy Calculation Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase
101.DEF XBRL Taxonomy Definition Linkbase

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the March 29, 2018.

FRONTIER OILFIELD SERVICES, INC.

Signature:	/s/ Don Lawhorne
Don Lawhorne, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the March 29, 2018.

Signatures	Capacity

/s/ Don Lawhorne	Director, Chief Executive Officer

/s/ Bernard R. O’Donnell	Director, Executive Vice President

/s/ John L. Stimpson	Director