Form 10-Q
period 2018-03-31
FRONTIER OILFIELD SERVICES INC
filed 2018-05-15
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 11, 2018, there were 13,868,788 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash	$6,279	$17,156
Accounts receivable, net	81,794	69,962
Advance to shareholder	16,413	29,413
Total current assets	104,486	116,531

Property and equipment, at cost	7,616,948	7,616,948
Less: accumulated depreciation	(4,434,455)	(4,309,031)
Property and equipment, net	3,182,493	3,307,917

Intangibles, net	317,072	335,366
Deposits	2,302	2,302
Total other assets	319,374	337,668
Total Assets	$3,606,353	$3,762,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$7,961,002	$7,961,002
Accounts payable	1,461,637	1,521,948
Accrued liabilities	1,418,092	1,273,942
Total current liabilities	10,840,731	10,756,892
Long-term debt, less current maturities	—	—
Total Liabilities	10,840,731	10,756,892
Commitments and Contingencies (Note 7)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares;
13,868,788 shares issued and outstanding at March 31, 2018 and December 31, 2017	138,689	138,689
Additional paid-in capital	34,918,653	34,918,653
Accumulated deficit	(42,291,720)	(42,052,118)
Total stockholders’ deficit	(7,234,378)	(6,994,776)
Total Liabilities and Stockholders’ Deficit	$3,606,353	$3,762,116

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Revenue, net of discounts	$300,465	$320,791
Costs and expenses:
Direct operating costs	243,507	316,070
General and administrative	43,285	75,349
Depreciation and amortization	143,718	115,322

Total costs and expenses	430,510	506,741
Operating loss	(130,045)	(185,950)
Other expense:
Interest expense	109,557	277,497

Loss before provision for income taxes	(239,602)	(463,447)
Provision for income taxes	—	—
Net loss	$(239,602)	$(463,447)

Net loss per common share - basic:	$(0.02)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	13,868,788	11,855,276

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net loss	$(239,602)	$(463,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	143,718	115,322
Amortization of deferred loan fees to interest expense	—	52,182

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(11,832)	(20,861)
Increase (decrease) in operating liabilities:
Accounts payable	(60,311)	21,112
Accrued liabilities	144,150	229,480
Net cash used in operating activities	(23,877)	(66,212)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	13,000	67,575

Net cash provided by investing activities	13,000	67,575

Cash Flows from Financing Activities:
Payments and adjustments on debt	—	—
Net cash used in financing activities	—	—

Net increase (decrease) in cash	(10,877)	1,363
Cash at beginning of the period	17,156	20,253
Cash at end of the period	$6,279	$21,616

Supplemental Cash Flow Disclosures
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Frontier Oilfield Services, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 (including the notes thereto) set forth in Form 10-K.

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

Frontier operates its business in the oilfield service industry and is primarily involved in the disposal of saltwater and other oilfield fluids in Texas. The Company currently owns and operates eight disposal wells in Texas, six within the Barnett Shale in North Texas and two in east Texas near the Louisiana state line. The Company’s customers include national, integrated, and independent oil and gas exploration companies.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination.  This accounting guidance in Accounting Standards Codification (“ASC”) 606 has been adopted by the Company using the full retrospective method as of January 1, 2018. The Company reviewed its revenue stream and determined that there will be no impact to its financial position, results of operations or liquidity. It was also determined that there will be no change in the amount or timing of revenue recognized as a result of the adoption of the accounting standard. Therefore, no quantitative adjustment was required to be made to prior periods presented on the unaudited consolidated financial statement after the adoption of the accounting standard.

This amendment also clarifies that each indicator may be relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity’s promise to grant a license with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The new accounting standards hav been implemented by the Company. This accounting guidance has been adopted by the Company as of January1, 2018.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities , which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. This accounting guidance has been adopted by the Company as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases, which will, among other impacts, change the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance is effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. The new guidance has been applied by the Company as of January 1, 2018 for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended March 31, 2018 and 2017, except as disclosed.

Earnings (Loss) Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an anti-dilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are no stock options in 2018 or 2017 which have been excluded from EPS that could potentially have a dilutive effect on EPS in the future.

5.	STOCK BASED COMPENSATION

In April 2016, the Board of Directors of the Company approved the issuance of an aggregate of 54,000 shares of common stock to the members of the Board of Directors. The three members of the Board of Directors received 18,000 shares each.

6.	BORROWINGS

Borrowings as of March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017

Revolving credit facility and term loan (a)	$747,757	$747,757
Term note (b)	4,330,820	4,330,820
Loans from stockholders (c) (d)	2,870,484	2,870,484
Installment notes (e)	11,941	11,941
Deferred loan fees (f)	—	—
Total debt	7,961,002	7,961,002
Less current portion	(7,961,002)	(7,961,002)
Total long-term debt	$—	$—

a.	The Revolving Credit Facility and Term Loan (Senior Loan Facility) have a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as September 30, 2016, and December 31, 2015). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The Senior Loan Facility also provides for the payment of an unused commitment fee of .375% per annum. The loans are secured by all of the Company’s properties and assets except for its disposal wells. The Senior Loan Facility has a subordinated secured position in the disposal wells. On April 11, 2014 an accredited investor, who is also a significant stockholder in the Company, purchased the Senior Loan Facility and related collateral from Capital One Bank N.A. and assumed all the existing terms and conditions of the Credit Agreement and Forbearance Agreements. In September 2016, the holder of the Senior Loan Facility foreclosed on certain land and buildings owned by the Company in settlement of a portion of the outstanding amount of principal on the Senior Loan Facility. Consequently, the Company charged off the net book value of the land and buildings totaling $591,705 against the outstanding principal on the Senior Loan Facility, leaving a principal balance of $747,757 remaining.

b.

The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for $5 million (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides for an annual interest rate of 14% with monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of March 31, 2018 and December 31, 2017, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at March 31, 2018 and December 31, 2017 because the Company was not in compliance with its debt covenants, including the timely payment of interest.

On June 30, 2017, the holder of the Loan Agreement agreed to exchange the outstanding accrued interest on the Loan Agreement for common stock in the company, and agreed to lower the interest rate on the Loan Agreement to 3% annually effective July 1, 2017.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered a loan agreement with the Company for $2,783,484. As of March 31, 2018 and December 31, 2017 the principal balance of the note was $2,783,484. The note bears interest at 9% per annum. The terms of the note require the cash payment of one half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable is past due pursuant to its terms.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to be repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due pursuant to its terms.

e.	The Company has an installment loan with an outstanding principal balance of approximately $11,941 used to acquire property and equipment for use in the Company’s operations. The collateral for the loan was no longer in use in the Company’s operations and was returned to the lender May 2016. The reduction in principal from the surrender of the collateral was less than the total balance owed. The remaining principal balance of the loan has been classified as a short-term liability.

f.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Total interest expense on debt discount for the three months ended March 31, 2018 and 2017 was $0 and $52,182, respectively.

On June 30, 2017, an affiliate of an accredited investor who is also a principal stockholder agreed to exchange approximately $2.0 million in accounts payable and accrued liabilities for 2,013,546 shares of common stock of the Company. The Board approved the exchange and issuance of the shares on June 30, 2017. The liabilities exchanged for common stock included the affiliates full interest in the accrued interest payable to the stockholder associated with the Loan Agreement and the Senior Loan Facility. The 2,013,546 shares of common stock were issued on August 31, 2017.

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

SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included on Form 10-K for the year ended December 31, 2017 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company has adopted the revenue recognition requirements of ASC 606 as of January 1, 2018.

RESULTS OF OPERATIONS

For the three months ended March 31, 2018, we reported a net loss of $239,602 as compared to a net loss of $463,447 for the three months ended March 31, 2017. The components of these results are explained below.

Revenue - Total revenue decreased by $20,326 or 6.3% from $320,791 for the three months ended March 31, 2017 to $300,465 for the three months ended March 31, 2018. The decrease was due lower volumes of fluids disposed in the disposal wells.

Expenses- The components of our costs and expenses for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended		%
	March 31,	March 31,	Increase
	2018	2017	(Decrease)
Costs and expenses:
Direct operating costs	$243,507	$316,070	-23%
General and administrative	43,285	75,349	-43%
Depreciation and amortization	143,718	115,322	25%

Total cost and expenses	$430,510	$506,741	-15%

The decrease in the volumes of saltwater and other fluids disposed caused a decrease in operating expenses for the three months ended March 31, 2018. Management has focused on reducing general and administrative expenses until disposed volumes are increased.

Interest Expenses- Interest expense for the three months ended March 31, 2018 was $109,557, a 60% reduction from interest expense of $277,497 for the three months ended March 31, 2017. This reduction is due to the Loan Agreement interest rate reduction to 3% during 2017.

Operating results for the three months ended March 31, 2018 and 2017 reflect a net loss of $239,602 and $463,447 respectively. We have not recorded any federal income taxes for the three months ended March 31, 2018 and 2017 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of March 31, 2018, we had total current assets of approximately $104,000. Our total current liabilities as of March 31, 2018 were $10.8 million, including approximately $8.0 million of debt classified as current liabilities. We had a working capital deficit of approximately $10.7 million and $10.6 million as of March 31, 2018 and December 31, 2017.

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

On June 30, 2017, an affiliate of an accredited investor who is also a principal stockholder agreed to exchange approximately $2.0 million in accounts payable and accrued liabilities for 2,013,546 shares of common stock of the Company. The Board approved the exchange and issuance of the shares on June 30, 2017. The liabilities exchanged for common stock included the affiliates full interest in the accrued interest payable to the stockholder associated with the Loan Agreement and the Senior Loan Facility. The 2,013,546 shares of common stock were issued on August 31, 2017.

Our ability to obtain access to additional capital through third parties or other debt or equity financing arrangements is strictly contingent upon our ability to locate adequate financing or equity investments on commercially reasonable terms. There can be no assurance that we will be able to obtain such financing on acceptable terms.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Net cash used in operating activities	$(23,877)	$(66,212)

Net cash provided by investing activities	13,000	67,575

Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	$(10,877)	$1,363

As of March 31, 2018, we had approximately $6,000 in cash, a decrease of $10,877 from December 31, 2017 due to cash used by operations.

Net cash used in operating activities was approximately $24,000 for the three months ended March 31, 2018 due primarily to the operating loss. Net cash used by operating activities was approximately $66,000 for the three months ended March 31, 2017, due to the larger net loss.

Net cash provided by investing activities was $13,000 for the three months ended March 31, 2018 due to repayment of an advance from an entity owned by one of the principal shareholders of the Company. The cash advance is held in an investment account of the entity and is due on demand to the Company at any time. Net cash provided by investing activities was approximately $68,000 for the three months ended March 31, 2017.

Capital Expenditures

The Company suspended capital expenditures during the three months ended March 31, 2018 due to the lower volumes disposed. The Company does not currently anticipate any major capital expenditures for the remainder of 2018.

Indebtedness

On April 11, 2014 an accredited investor, who is also a stockholder in the Company purchased the Capital One Note from Capital One and assumed all the existing terms and conditions of the Senior Loan Facility including Capital One’s security interest in the Company’s assets.

The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement (the “Loan Agreement”) on July 23, 2012 with ICON for $5 million. The Loan Agreement has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the Loan Agreement are, in all material respects, the same as in the Senior Loan Facility. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable associated with the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. As of March 31, 2018, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised their rights under the Loan Agreement. The outstanding balance of the Loan Agreement note is included in current liabilities at March 31, 2018 and December 31, 2017 because the Company was not in compliance with its debt covenants.

On June 30, 2017, the holder of the Loan Agreement agreed to exchange the outstanding accrued interest on the Loan Agreement for common stock in the company, and agreed to lower the interest rate on the Loan Agreement to 3% annually effective July 1, 2017.

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

On June 30, 2017, an affiliate of an accredited investor who is also a principal stockholder agreed to exchange approximately $2.0 million in accounts payable and accrued liabilities for 2,013,546 shares of common stock of the Company. The Board approved the exchange and issuance of the shares on June 30, 2017. The liabilities exchanged for common stock included the affiliates full interest in the accrued interest payable to the stockholder associated with the Loan Agreement and the Senior Loan Facility. The common stock was issued on August 31, 2017.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

The outstanding principal balance of the Senior Loan Facility, the Loan Agreement and the two stockholder loans are included in current liabilities at March 31, 2018 because the Company was not in compliance with the debt covenants or payment terms on the indebtedness, including the timely payment of interest and principal in accordance with the loan agreements. To date, none of the holders of the Senior Loan Facility, the Loan Agreement or the two stockholder loans have declared that the Company is in default or have otherwise sought remedies under the respective terms of these loan agreements.

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
101.CAL XBRL Taxonomy Calculation Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase
101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2018.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne, Chief Executive Officer and Chief Accounting Officer

