Form 10-Q/A
period 2017-03-31
FRONTIER OILFIELD SERVICES INC
filed 2018-06-19
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

As of July 27, 2017, there were 11,855,276 shares of common stock, par value $0.01 per share, outstanding.

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

3

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
Other expense:
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

4

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net loss	$(463,447)	$(591,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	115,322	115,322
Amortization of deferred loan fees to interest expense	52,182	53,164

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(20,861)	8,942
Increase (decrease) in operating liabilities:
Accounts payable	21,112	41,057
Accrued liabilities	229,480	197,948
Net cash provided by (used in) operating activities	(66,212)	(174,613)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	67,575	166,308

Net cash provided by investing activities	67,575	166,308

Cash Flows from Financing Activities:
Payments and adjustments on debt	—	(10,756)
Net cash used in financing activities	—	(10,756)

Net increase (decrease) in cash	1,363	(19,061)
Cash at beginning of the period	20,253	22,400
Cash at end of the period	$21,616	$3,339

Supplemental Cash Flow Disclosures
Interest paid	$—	$5,224
Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

5

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers , which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity’s promise to grant a license with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 and the related updates to it on its financial position, results of operations and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting , which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments , the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended March 31, 2017 and 2016, except as disclosed.

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

Operating results for the three months ended March 31, 2017 and 2016 reflect a net loss of $463,447 and $591,046 respectively. We have not recorded any federal income taxes for the three months ended March 31, 2017 and 2016 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of March 31, 2017, we had total current assets of approximately $181,000. Our total current liabilities as of March 31, 2017 were $12.7 million, including $7.8 million of debt classified as current liabilities. We had a working capital deficit of $12.5 million and $12.1 million as of March 31, 2017 and December 31, 2016, respectively.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 2, 2017 .

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne, Chief Executive Officer and Chief Accounting Officer