Form 10-Q
period 2018-06-30
FRONTIER OILFIELD SERVICES INC
filed 2018-08-13
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 13, 2018, there were 14,760,178 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017

ASSETS
Current Assets:
Cash	$5,157	$17,156
Accounts receivable, net	97,957	69,962
Advance to shareholder	—	29,413
Total current assets	103,114	116,531

Property and equipment, at cost	7,616,948	7,616,948
Less: accumulated depreciation	(4,559,879)	(4,309,031)
Property and equipment, net	3,057,069	3,307,917

Intangibles, net	298,778	335,366
Deposits	2,302	2,302
Total other assets	301,080	337,668
Total Assets	$3,461,263	$3,762,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$7,961,002	$7,961,002
Accounts payable	1,438,190	1,521,948
Accrued liabilities	1,552,602	1,273,942
Total current liabilities	10,951,794	10,756,892
Long-term debt, less current maturities	—	—
Total Liabilities	10,951,794	10,756,892
Commitments and Contingencies (Note 7)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares; 13,868,788 shares issued and outstanding at June 30, 2018 and December 31, 2017	138,689	138,689
Additional paid-in capital	34,918,653	34,918,653
Accumulated deficit	(42,547,873)	(42,052,118)
Total stockholders’ deficit	(7,490,531)	(6,994,776)
Total Liabilities and Stockholders’ Deficit	$3,461,263	$3,762,116

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue, net of discounts	$285,220	$316,388	$585,685	$637,179
Costs and expenses:
Operating costs	104,833	216,224	348,340	530,198
General and administrative	183,272	164,944	226,557	241,874
Depreciation and amortization	143,718	115,321	287,436	230,643
Total costs and expenses	431,823	496,489	862,333	1,002,715
Operating loss	(146,603)	(180,101)	(276,648)	(365,536)
Other (income) expense:
Interest expense	109,550	298,949	219,107	576,446
Loss before provision for income taxes	(256,153)	(479,050)	(495,755)	(941,982)
Provision for income taxes	—	—	—	—
Net loss	$(256,153)	$(479,050)	$(495,755)	$(941,982)

Net loss per common share - basic:	$(0.02)	$(0.04)	$(0.04)	$(0.08)

Weighted Average Common Shares Outstanding:
Basic	13,868,788	11,855,276	13,868,788	11,855,276

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net loss	$(495,755)	$(941,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287,436	230,643
Amortization of deferred loan fees to interest expense	—	104,364

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(27,995)	(43,480)
Increase (decrease) in operating liabilities:
Accounts payable	(83,758)	75,222
Accrued liabilities	278,660	493,499
Net cash used in operating activities	(41,412)	(81,734)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	29,413	92,575

Net cash provided by investing activities	29,413	92,575

Cash Flows from Financing Activities:	—	—

Net increase (decrease) in cash	(11,999)	10,841
Cash at beginning of the period	17,156	20,253
Cash at end of the period	$5,157	$31,094

Supplemental Cash Flow Disclosures
Interest paid	$33,637	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Frontier operates its business in the oilfield service industry and is primarily involved in the disposal of saltwater and other oilfield fluids in Texas. The Company currently owns and operates five disposal wells in Texas, three within the Barnett Shale in North Texas and two in east Texas near the Louisiana state line. The Company’s customers include national, integrated, and independent oil and gas exploration companies.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination.  This accounting guidance in Accounting Standards Codification (“ASC”) 606 has been adopted by the Company using the full retrospective method as of January 1, 2018. The Company reviewed its revenue stream and determined that there will be no impact to its financial position, results of operations or liquidity. It was also determined that there will be no change in the amount or timing of revenue recognized as a result of the adoption of the accounting standard. Therefore, no quantitative adjustment was required to be made to prior periods presented on the unaudited consolidated financial statements after the adoption of the accounting standard.

This amendment also clarifies that each indicator may be relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity’s promise to grant a license with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The new accounting standards have been implemented by the Company. This accounting guidance has been adopted by the Company as of January1, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will change the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance is effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. The new guidance will be applied by the Company as of January 1, 2019 for all periods presented. The Company is in the process of evaluating the impacts of the adoption of this ASU.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the six months ended June 30, 2018 and 2017, except as disclosed.

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

In July 2018, the Board of Directors of the Company approved the issuance of an aggregate of 891,390 shares of common stock to the members of the Board of Directors. Two members of the Board of Directors received 250,000 shares each. One member of the Board of Directors received 100,000 shares. Outside consultants to the Company received an aggregate of 291,390 shares in exchange for their services to the Company.

6.	BORROWINGS

Borrowings as of June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017

Revolving credit facility and term loan (a)	$747,757	$747,757
Term note (b)	4,330,820	4,330,820

Loans from stockholders (c) (d)	2,870,484	2,870,484
Installment notes (e)	11,941	11,941

Total debt	7,961,002	7,961,002
Less current portion	(7,961,002)	(7,961,002)
Total long-term debt	$—	$—

a.	The Revolving Credit Facility and Term Loan (Senior Loan Facility) have a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.92% at June 30, 2018, and December 31, 2017). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The loans are secured by all of the Company’s properties and assets except for its disposal wells. The Senior Loan Facility has a subordinated secured position in the disposal wells. The Senior Loan Facility is owned by an accredited investor, who is also a significant stockholder in the Company. In September 2016, the holder of the Senior Loan Facility foreclosed on certain land and buildings owned by the Company in settlement of a portion of the outstanding amount of principal on the Senior Loan Facility. Consequently, the Company charged off the net book value of the land and buildings totaling $591,705 against the outstanding principal on the Senior Loan Facility, leaving a principal balance of $747,757 remaining.

b.	The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for $5 million (the “Loan Agreement”). The Loan Agreement is owned by an accredited investor who assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides for monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. The payment of principal and accrued interest due on February 1, 2018 was not made. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of June 30, 2018 and December 31, 2017, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at June 30, 2018 and December 31, 2017 because the Company was not in compliance with its debt covenants, including the timely payment of interest. On June 30, 2017, the holder of the Loan Agreement agreed to exchange the outstanding accrued interest on the Loan Agreement for common stock in the company, and agreed to lower the interest rate on the Loan Agreement to 3% annually effective July 1, 2017.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered a loan agreement with the Company for $2,783,484. As of June 30, 2018 and December 31, 2017 the principal balance of the note was $2,783,484. The note bears interest at 9% per annum. The terms of the note require the cash payment of one-half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable is past due pursuant to its terms.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to be paid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due pursuant to its terms.

e.	The Company has an installment loan with an outstanding principal balance of approximately $11,941 used to acquire property and equipment for use in the Company’s operations. The collateral for the loan was no longer in use in the Company’s operations and was returned to the lender May 2016. The reduction in principal from the surrender of the collateral was less than the total balance owed. The remaining principal balance of the loan is past due and is classified as a short-term liability.

f.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Total interest expense on debt discount for the six months ended June 30, 2018 and 2017 was $0 and $104,364, respectively.

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

7.	COMMITMENTS AND CONTINGENCIES

a.	The Company is obligated for approximately $1.3 million under long-term leases for the use of land where five of its disposal wells are located. The two of the leases are for extended periods. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew. In April 2018, the company terminated a land lease on its expiration date of May 31, 2018. The aggregate monthly lease payment for the disposal well leases is $9,000.

b.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

9

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

DESCRIPTION OF PROPERTIES

Our principal executive offices are located at 220 Travis St. Suite 501, Shreveport, Louisiana 71101.

The Company has three operating wells near Chico, Texas. Two of these disposal well locations have small buildings for well monitoring and operations. We also own 7.49 acres in Harrison County, Texas on which three of our disposal wells are located, along with a small office and repair shop for the operation of these wells.

We are obligated under long-term leases for the use of land where five of our disposal wells are located. The leases are for extended periods. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew. The aggregate monthly lease payments for the disposal well leases are $9,000.

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

 RESULTS OF OPERATIONS

For the six months ended June 30, 2018, we reported a net loss of $495,755 as compared to a net loss of $941,982 for the six months ended June 30, 2017. The components of these results are explained below.

Revenue - Total revenue decreased by $51,494 or 8% from $637,179 for the six months ended June 30, 2017 to $585,685 for the six months ended June 30, 2018. The decrease was due lower volumes of fluids disposed in the disposal wells.

Expenses - The components of our costs and expenses for the six months ended June 30, 2018 and 2017 are as follows:

	For the Six Months Ended		%
	June 30,	June 30,	Increase
	2018	2017	(Decrease)
Costs and expenses:
Direct operating costs	$348,340	$530,198	-34%
General and administrative	226,557	241,874	-6%
Depreciation and amortization	287,436	230,643	25%

Total cost and expenses	$862,333	$1,002,715	-14%

The decrease in the volumes of saltwater and other fluids disposed caused a decrease in operating expenses for the six months ended June 30, 2018. Management has focused on reducing general and administrative expenses until disposed volumes are increased.

Interest Expenses - Interest expense for the six months ended June 30, 2018 was $219,107, a 62% reduction from interest expense of $576,446 for the six months ended June 30, 2017. This reduction is due to the Loan Agreement interest rate reduction to 3% during 2017.

Operating results for the six months ended June 30, 2018 and 2017 reflect a net loss of $495,755 and $941,982 respectively. We have not recorded any federal income taxes for the six months ended June 30, 2018 and 2017 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of June 30, 2018, we had total current assets of $103,114. Our total current liabilities as of June 30, 2018 were approximately $10.9 million, including approximately $8.0 million of debt classified as current liabilities. We had a working capital deficit of approximately $10.8 million and $10.6 million as of June 30, 2018 and December 31, 2017.

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

The following table summarizes our sources and uses of cash for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Net cash used in operating activities	$(41,412)	$(81,734)

Net cash provided by investing activities	29,413	92,575

Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	$(11,999)	$10,841

As of June 30, 2018, we had $5,157 in cash, a decrease of $11,999 from December 31, 2017 due to cash used by operations.

Net cash used in operating activities was $41,412 for the six months ended June 30, 2018 due primarily to the operating loss. Net cash used by operating activities was $81,734 for the six months ended June 30, 2017.

Net cash provided by investing activities was $29,413 for the six months ended June 30, 2018 due to repayment of an advance from an entity owned by one of the principal shareholders of the Company. The cash advance was held in an investment account of the entity and is due on demand to the Company at any time. Net cash provided by investing activities was $92,575 for the six months ended June 30, 2017.

Capital Expenditures

The Company suspended capital expenditures during the six months ended June 30, 2018 due to the lower volumes disposed. The Company does not currently anticipate any major capital expenditures for the remainder of 2018.

Indebtedness

On April 11, 2014 an accredited investor, who is also a stockholder in the Company purchased the Capital One Note from Capital One and assumed all the existing terms and conditions of the Senior Loan Facility including Capital One’s security interest in the Company’s assets.

The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement (the “Loan Agreement”) on July 23, 2012 with ICON for $5 million. The Loan Agreement has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the Loan Agreement are, in all material respects, the same as in the Senior Loan Facility. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable associated with the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. As of June 30, 2018, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised their rights under the Loan Agreement. The outstanding balance of the Loan Agreement note is included in current liabilities at June 30, 2018 and December 31, 2017 because the Company was not in compliance with its debt covenants.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

The outstanding principal balance of the Senior Loan Facility, the Loan Agreement and the two stockholder loans are included in current liabilities at June 30, 2018 because the Company was not in compliance with the debt covenants or payment terms on the indebtedness, including the timely payment of interest and principal in accordance with the loan agreements. To date, none of the holders of the Senior Loan Facility, the Loan Agreement or the two stockholder loans have declared that the Company is in default or have otherwise sought remedies under the respective terms of these loan agreements.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2018.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne, Chief Executive Officer and Chief Accounting Officer