Form 10-Q
period 2018-09-30
FRONTIER OILFIELD SERVICES INC
filed 2018-11-13
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, there were 14,760,178 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$2,275	$17,156
Accounts receivable, net	82,738	69,962
Advance to shareholder	—	29,413
Total current assets	85,013	116,531

Property and equipment, at cost	7,616,948	7,616,948
Less: accumulated depreciation	(4,685,303)	(4,309,031)
Property and equipment, net	2,931,645	3,307,917

Intangibles, net	280,484	335,366
Deposits	2,302	2,302
Total other assets	282,786	337,668
Total Assets	$3,299,444	$3,762,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$7,961,002	$7,961,002
Accounts payable	1,371,029	1,521,948
Accrued liabilities	1,663,593	1,273,942
Total current liabilities	10,995,624	10,756,892
Long-term debt, less current maturities	—	—
Total Liabilities	10,995,624	10,756,892
Commitments and Contingencies (Note 7)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares; 14,760,178 shares and 13,868,788 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	147,603	138,689
Additional paid-in capital	35,266,295	34,918,653
Accumulated deficit	(43,110,078)	(42,052,118)
Total stockholders’ deficit	(7,696,180)	(6,994,776)
Total Liabilities and Stockholders’ Deficit	$3,299,444	$3,762,116

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue, net of discounts	$298,728	$321,863	$884,413	$885,719
Costs and expenses:
Operating costs	169,919	198,360	518,259	678,814
General and administrative	474,336	92,117	700,893	302,875
Depreciation and amortization	143,718	115,321	431,154	345,965
Total costs and expenses	787,973	405,798	1,650,306	1,327,654
Operating loss	(489,245)	(83,935)	(765,893)	(441,935)
Other (income) expense:
Interest expense	110,644	168,516	329,751	723,578
Loss before provision for income taxes	(599,889)	(252,451)	(1,095,644)	(1,165,513)
Gain on extinguishment of debt	37,684	—	37,684	—

Net Loss	$(562,205)	$(252,451)	$(1,057,960)	$(1,165,513)

Net loss per common share - basic	$(0.04)	$(0.02)	$(0.07)	$(0.10)

Basic Weighted Average Common Shares Outstanding	14,750,274	12,533,742	14,162,617	12,083,917

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net loss	$(1,057,960)	$(1,165,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	431,154	345,965
Stock compensation	356,556	—
Gain on extinguishment of debt	(37,684)	—
Amortization of deferred loan fees to interest expense	—	156,546

Changes in operating assets and liabilities:
Decrease in operating assets:
Accounts receivable	(12,776)	(8,981)
Increase (decrease) in operating liabilities:
Accounts payable	(113,235)	(27,535)
Accrued liabilities	389,651	580,759
Net cash used in operating activities	(44,294)	(118,759)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	29,413	102,777

Net cash provided by investing activities	29,413	102,777

Cash Flows from Financing Activities:	—	—

Net decrease in cash	(14,881)	(15,982)
Cash at beginning of the period	17,156	20,253
Cash at end of the period	$2,275	$4,271

Supplemental Cash Flow Disclosures
Interest paid	$33,637	$—
Taxes paid	$—	$—
Settlement of liabilities through common stock issuance	$—	$2,013,546

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. This accounting guidance has been adopted by the Company as of January 1, 2018.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the nine months ended September 30, 2018 and 2017, except as disclosed.

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

On July 2, 2018, the Company issued an aggregate of 891,390 shares of common stock to the members of the Board of Directors and outside consultants. Two members of the Board of Directors received 250,000 shares each. One member of the Board of Directors received 100,000 shares. Outside consultants to the Company received an aggregate of 291,390 shares in exchange for their services to the Company. The Company recorded stock compensation expense of $356,556 for the three months ended September 30, 2018 associated with the stock issuance.

6.	BORROWINGS

Borrowings as of September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Revolving credit facility and term loan (a)	$747,757	$747,757
Term note (b)	4,330,820	4,330,820
Loans from stockholders (c) (d)	2,870,484	2,870,484
Installment notes (e)	11,941	11,941

Total debt	7,961,002	7,961,002
Less current portion	(7,961,002)	(7,961,002)
Total long-term debt	$—	$—

a.	The Revolving Credit Facility and Term Loan (Senior Loan Facility) have a maturity date of July 23, 2017 and a default interest rate which is the base rate plus the applicable margin plus 2% (6.92% at September 30, 2018, and December 31, 2017). The term loan portion of the Senior Loan Facility requires monthly payments of $100,000 plus interest. The loans are secured by all of the Company’s properties and assets except for its disposal wells. The Senior Loan Facility has a subordinated secured position in the disposal wells. The Senior Loan Facility is owned by an accredited investor, who is also a significant stockholder in the Company. In September 2016, the holder of the Senior Loan Facility foreclosed on certain land and buildings owned by the Company in settlement of a portion of the outstanding amount of principal on the Senior Loan Facility. Consequently, the Company charged off the net book value of the land and buildings totaling $591,705 against the outstanding principal on the Senior Loan Facility, leaving a principal balance of $747,757 remaining.

b.	The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON for $5 million (the “Loan Agreement”). The Loan Agreement is owned by an accredited investor who assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides for monthly payments of interest and with repayment of the principal and all accrued but unpaid interest due on February 1, 2018. The payment of principal and accrued interest due on February 1, 2018 was not made. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of September 30, 2018 and December 31, 2017, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at September 30, 2018 and December 31, 2017 because the Company was not in compliance with its debt covenants, including the timely payment of interest. On June 30, 2017, the holder of the Loan Agreement agreed to exchange the outstanding accrued interest on the Loan Agreement for common stock in the company, and agreed to lower the interest rate on the Loan Agreement to 3% annually effective July 1, 2017.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered a loan agreement with the Company for $2,783,484. As of September 30, 2018 and December 31, 2017 the principal balance of the note was $2,783,484. The note bears interest at 9% per annum. The terms of the note require the cash payment of one-half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable is past due pursuant to its terms.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to be paid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due pursuant to its terms.

e.	The Company has an installment loan with an outstanding principal balance of approximately $11,941 used to acquire property and equipment for use in the Company’s operations. The collateral for the loan was no longer in use in the Company’s operations and was returned to the lender May 2016. The reduction in principal from the surrender of the collateral was less than the total balance owed. The remaining principal balance of the loan is past due and is classified as a short-term liability.

f.

Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable using the effective interest method and are classified as a discount to the related recorded debt balance. Total interest expense on debt discount for the nine months ended September 30, 2018 and 2017 was $0 and $156,546, respectively.

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

 RESULTS OF OPERATIONS

For the nine months ended September 30, 2018, we reported a net loss of $1,057,960 as compared to a net loss of $1,165,513 for the nine months ended September 30, 2017. The components of these results are explained below.

Revenue - Total revenue decreased by $1,306 or less than 1% from $885,719 for the nine months ended September 30, 2017 to $884,413 for the nine months ended September 30, 2018. The decrease was due lower volumes of fluids disposed in the disposal wells.

Expenses - The components of our costs and expenses for the nine months ended September 30, 2018 and 2017 are as follows:

	For the Nine Months Ended		%
	September 30,	September 30,	Increase
	2018	2017	(Decrease)
Costs and expenses:
Direct operating costs	$518,259	$678,814	-24%
General and administrative	700,893	302,875	131%
Depreciation and amortization	431,154	345,965	25%

Total cost and expenses	$1,650,306	$1,327,654	-24%

The Company recorded stock compensation expense of $356,556 associated with the issuance of 831,390 shares of common stock to members of the board of directors and two outside consultants. This caused an increase in operating expenses for the nine months ended September 30, 2018.

Interest Expenses - Interest expense for the nine months ended September 30, 2018 was $329,761, a 54% reduction from interest expense of $723,578 for the nine months ended September 30, 2017. This reduction is due to the Loan Agreement interest rate reduction to 3% during 2017.

Operating results for the nine months ended September 30, 2018 and 2017 reflect a net loss of $1,057,960 and $1,165,513 respectively. We have not recorded any federal income taxes for the nine months ended September 30, 2018 and 2017 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of September 30, 2018, we had total current assets of $85,013. Our total current liabilities as of September 30, 2018 were approximately $11 million, including approximately $8.0 million of debt classified as current liabilities. We had a working capital deficit of approximately $10.9 million and $10.6 million as of September 30, 2018 and December 31, 2017.

Management is focused on working closely with our current lenders to fund operations through current cash flows and pay interest costs when excess cash becomes available. Management plans to work with our current lenders and debt holders to lower our cost of borrowing by renegotiating the terms of our existing debt and potentially offering debt holders an opportunity to exchange their debt for equity in the Company. Management will seek additional financing in those instances in which we believe such additional financings will assist in accomplishing our goals. There can be no assurance that management’s plan will succeed.

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

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash used in operating activities	$(44,294)	$(118,759)

Net cash provided by investing activities	29,413	102,777

Net cash provided by (used in) financing activities	—	—

Net decrease in cash	$(14,881)	$(15,982)

 As of September 30, 2018, we had $2,275 in cash, a decrease of $14,881 from December 31, 2017 due to cash used by operations.

Net cash used in operating activities was $44,294 for the nine months ended September 30, 2018 due primarily to the operating loss. Net cash used by operating activities was $118,759 for the nine months ended September 30, 2017.

Net cash provided by investing activities was $29,413 for the nine months ended September 30, 2018 due to repayment of an advance from an entity owned by one of the principal shareholders of the Company. The cash advance was held in an investment account of the entity and is due on demand to the Company at any time. Net cash provided by investing activities was $102,777 for the nine months ended September 30, 2017.

Capital Expenditures

The Company suspended capital expenditures during the nine months ended September 30, 2018 due to the lower volumes disposed. The Company does not currently anticipate any major capital expenditures for the remainder of 2018.

Indebtedness

On April 11, 2014 an accredited investor, who is also a stockholder in the Company purchased the Capital One Note from Capital One and assumed all the existing terms and conditions of the Senior Loan Facility including Capital One’s security interest in the Company’s assets.

The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement (the “Loan Agreement”) on July 23, 2012 with ICON for $5 million. The Loan Agreement has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the Loan Agreement are, in all material respects, the same as in the Senior Loan Facility. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable associated with the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. As of September 30, 2018, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised their rights under the Loan Agreement. The outstanding balance of the Loan Agreement note is included in current liabilities at September 30, 2018 and December 31, 2017 because the Company was not in compliance with its debt covenants.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

The outstanding principal balance of the Senior Loan Facility, the Loan Agreement and the two stockholder loans are included in current liabilities at September 30, 2018 because the Company was not in compliance with the debt covenants or payment terms on the indebtedness, including the timely payment of interest and principal in accordance with the loan agreements. To date, none of the holders of the Senior Loan Facility, the Loan Agreement or the two stockholder loans have declared that the Company is in default or have otherwise sought remedies under the respective terms of these loan agreements.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2018.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne, Chief Executive Officer and Chief Accounting Officer

