Form 10-K
period 2018-12-31
FRONTIER OILFIELD SERVICES INC
filed 2019-04-01
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 31(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒  No

On December 31, 2018, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,911,511. The amount was calculated by subtracting the total number of common shares held by officers, directors, and stockholders owning in excess of 5% of the registrant’s common stock from the total number of shares and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on December 31, 2018 as reported on the Over-The-Counter Pink Sheet Market. As of March 29, 2019, the Company had 14,760,178 issued and outstanding shares of common stock.

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

The Barnett Shale region is a productive shale formation with a concentration of successful oil and gas wells. These wells have been completed using hydraulic fracturing and directional drilling techniques. In east Texas, the producing oil and gas wells have typically been in place for many decades. Production stimulation techniques such as salt-water flood projects are used whereby salt water is injected into a producing formation to accelerate the migration of hydrocarbons to the well bore. The oil and gas wells in the Barnett Shale and in east Texas produce commercially viable volumes of hydrocarbons in the form of crude oil and natural gas. In addition, these wells produce significant volumes of salt water and other fluids as a by-product of the production of hydrocarbons. The salt water and fluids must be routinely removed from the well site on a daily, semiweekly or weekly basis depending on the flow rate of the wells.

The significant quantity of wells in the Barnett Shale and east Texas regions combined with the presence of salt water and other fluids in the production process creates demand for disposal services such as those services provided by Frontier.

We had one customer that represented approximately 32% of our revenue for each of the years ended December 31, 2018 and 2017.

Recent Developments

None.

Development and Operating Activities

Economic conditions in the oil and gas industry are subject to volatility. The uncertain nature of these economic conditions combined with federal and state regulatory uncertainty in the energy industry requires operators to be flexible and adept at adjusting operations and strategy to achieve profitability. We intend to evaluate all conditions and risks affecting our operating activities and to respond to those conditions by employing resources in areas we believe to have the most potential for success. Over the past year, significant declines in the price of crude oil and natural gas have put economic pressure on oil producers, requiring them to seek expense reductions to offset the decline in their revenues. The oil field service industry has been and will continue to be affected by the volatility in oil and natural gas prices and may experience lower revenues as oil producers’ pressure oil field service providers for lower cost service.

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

Business Risks

Our business volume has declined, and our operations have lost a significant amount of money during the last two fiscal years.

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

The report of our independent auditors contained in our financial statements for the year ended December 31, 2018 includes a paragraph that explains that we have been experiencing financial and liquidity concerns. Per the report, these conditions raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report, along with our recent financial results, may make it difficult for us to raise additional debt or equity financing necessary to conduct our operations.

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

We believe there will be available a number of existing disposal wells and sources of locations for the drilling of new wells necessary to provide us with sufficient disposal capacity at a reasonable cost. However, there can be no assurance that disposal wells or disposal well locations will always be available or available at a reasonable cost. There can be no assurance we will have the resources to drill and/or complete additional wells. If we are not able to obtain disposal wells or disposal well drilling locations or the wells or locations are available, but their cost is no longer reasonable, our finances would be directly impacted and we might not have the ability to continue as a going concern.

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

Any adoption of these or similar proposals by foreign, U.S. federal, regional or state governments mandating a substantial reduction in greenhouse gas emissions and implementation of the Kyoto Protocol (the Copenhagen Accord,) or other foreign, U.S. federal, regional or state requirements or other efforts to regulate greenhouse gas emissions, could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business or demand for our services.

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

We are obligated under long-term leases for the use of land where seven of our disposal wells are located. The leases are for extended periods. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with a one-year renewal option. The aggregate monthly lease payments for the disposal well leases are $9,000.

Disposal Wells. We currently have seven disposal wells licensed by the State of Texas for the disposal of salt water and certain drilling fluids. We receive fees from the use of our wells from our own operations or by third parties who contract for the use of our disposal wells. Our disposal wells and their locations are as follows:

Company	Well Name	Permit #	Location	State	Own/ Lease	Lease Term Exp.	Lease Terms
Coffman Disposal, LLC
Trull Disposal Well, LLC	Trull 1	11954	Trull Lease, Well No. 1, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	$1,500 per month

Trull Well #2, LLC	Trull 2	12180	Trull Lease, (19617), Well No. 2, Seventy Day (Congl) Field, Wise County, RRC District 09	TX	Lease	12/1/2034	Included in above

Trull Well #3 LLC (in process)	Trull 3	13300	Trull (000000) Lease Boonsville Field, Wise County RRC District 09	TX	Lease	not completed	$1,500 per month

Brunson Well, LLC	Brunson 1	11779	Brunson Kenneth Lease (30152) Lease, Well No.1 WD, Boonsville (Bend Congl., Gas ) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	$4,000 per month

Brunson Well, LLC	Brunson 2	12533	Brunson Kenneth Lease (30152), Well No. 2 Boonesville (Bend Congl., Gas) Field, Wise County, RRC District 09	TX	Lease	6/7/2032	Included in above

Trinity Disposal Wells, LLC
Trinity Disposal Wells, LLC	Barker - Hope	17034	Barker-Hope Lease, (016675), Well No. 4, Scottsville, NW (Page 6400) Field, Harrison County, RRC District 06	TX	Lease	5-year renewals	$1,000 per month

Trinity Disposal Wells, LLC	Shaw	16705	Shaw, Jim Lease, (029412), Well No. 1, Bethany (Pettit) Field, Harrison County RRC District 06	TX	Lease	5-year renewals	$1,000 per month

Item 3.	Legal Proceedings

TBD

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prices for our common stock are quoted in the over-the-counter Pink Sheets maintained by the National Quotation Bureau (NQB) owned Pink Sheet OTC Market, Inc. and our ticker symbol is FOSI.PK. The following table shows the high and low bid information for our common stock for each quarter during the indicated periods.

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2018	$0.33	$0.65
Quarter ending June 30, 2018	$0.33	$0.42
Quarter ending September 30, 2018	$0.38	$0.60
Quarter ending December 31, 2018	$0.17	$1.00

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2017	$0.35	$0.76
Quarter ending June 30, 2017	$0.21	$0.30
Quarter ending September 30, 2017	$0.13	$0.27
Quarter ending December 31, 2017	$0.25	$0.80

The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 974 shareholders of record for our common stock as of December 31, 2018.

Item 6.	Selected Financial Data

Not applicable as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 2018 and 2017.

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

Recent Financial Developments

None.

Results of Operations

For the year ended December 31, 2018, we reported a net loss of approximately $0.9 million as compared to a net loss of approximately $1.4 million for the year ended December 31, 2017.

Revenue. Total revenue was flat at approximately $1.1 million for the year ended December 31, 2018 compared to approximately $1.1 million for the year ended December 31, 2017.

Expenses. The components of our costs and expenses for the years ended December 31, 2018 and 2017 are as follows:

			% Increase
Costs and expenses	2018	2017	(Decrease)

Operating Expenses	$613,889	$857,383	-28%
General and administrative	832,316	438,078	90%
Write off of net book value of disposal well	—	248,358	NM
Depreciation and amortization	574,872	632,809	-9%
Total costs and expenses	$2,021,077	$2,176,628	-7%

Lower repair and maintenance expenses caused a decrease in operating expenses for the year ended December 31, 2018.

The increase in general and administrative costs for the year ended December 31, 2018 is caused by stock compensation expense. Stock compensation was $356,556 for the year ended December 31, 2018 compared to $0 for the year ended December 31, 2017.

During 2017, the Company suspended operations at one of the disposal wells in East Texas. The well is no longer operational, and the net book value of the disposal well was written-off in 2017. The write-off of the net book value resulted in a loss of $248,358 recorded in 2017.

Other (Income) Expense. Other (income) expenses for the year ended December 31, 2018 included $439,305 of interest expense compared to $871,260 of interest expense for the year ended December 31, 2017. Other (income) expense for the year ended December 31, 2018 and December 31, 2017 included gains of $438,596 and $525,522, respectively for extinguishment of debt. These gains were due to the reduction of accounts payable with vendors through write offs of dormant accounts.

We have not recorded federal income tax expense for the years ended December 31, 2018 and 2017 because of our net operating loss carry forwards. In addition, since there is continued uncertainty as to the realization of a deferred tax asset, we have not recorded any deferred tax benefits.

Liquidity and Capital Resources

Cash Flows and Liquidity

As of December 31, 2018, we had total current assets of $101,211. Our total current liabilities as of December 31, 2018 were approximately $10.7 million, including approximately $8.0 million of debt classified as current liabilities. We had a working capital deficit of approximately $10.6 million as of December 31, 2018 compared to a working capital deficit of approximately $10.6 million as of December 31, 2017.

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

The following table summarizes our sources and uses of cash for the years ended December 31, 2018 and 2017:

	2018	2017

Net cash used in operating activities	$(10,656)	$(105,874)

Net cash provided by Investing activities	29,413	102,777

Net cash used in financing activities	(9,755)	—
Net decrease in cash	$9,002	$(3,097)

As of December 31, 2018, we had $26,158 in cash and cash equivalents, an increase of $9,002 from December 31, 2017. The increase was due to cash provided by investing activities of $29,413 offset by cash used by operating activities of $10,656 and cash used by financing activities of $9,755. Net cash used in financing activities was $0 for the year ended December 31, 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS.

FRONTIER OILFIELD SERVICES, INC.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Frontier Oilfield Services, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Frontier Oilfield Services, Inc. and its subsidiaries (the “Company”), as of December 31, 2018 and 2017 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2018 and 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Oilfield Services, Inc. and its subsidiaries as of December 31, 2018 and 2017 and the results of their consolidated operations and consolidated cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, LLP

Dallas, Texas
March 29, 2019

 FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash	$26,158	$17,156
Accounts receivable, net	75,053	69,962
Advance to shareholder	—	29,413
Total current assets	101,211	116,531

Property and equipment, at cost	7,616,948	7,616,948
Less: accumulated depreciation	(4,811,127)	(4,309,031)
Property and equipment, net	2,805,821	3,307,917

Intangibles, net	262,190	335,366
Other assets	2,302	2,302
Total other assets	264,492	337,668
Total Assets	$3,171,524	$3,762,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$7,951,247	$7,961,002
Accounts payable	1,033,622	1,521,948
Accrued liabilities	1,711,170	1,273,942
Total current liabilities	10,696,039	10,756,892
Long-term debt, less current maturities	—	—
Total Liabilities	10,696,039	10,756,892
Commitments and Contingencies (Note 9)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares;
14,760,178 and 13,868,788 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	147,603	138,689
Additional paid-in capital	35,266,295	34,918,653
Accumulated deficit	(42,938,413)	(42,052,118)
Total stockholders’ deficit	(7,524,515)	(6,994,776)
Total Liabilities and Stockholders’ Deficit	$3,171,524	$3,762,116

The accompanying notes are an integral part of these consolidated financial statements.

 FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2018	December 31, 2017

Revenue, net of discounts	$1,135,491	$1,136,697
Costs and expenses:
Operating costs	613,889	857,383
General and administrative	475,760	438,078
Stock based compensation	356,556	—
Write off net book value of disposal well	—	248,358
Depreciation and amortization	574,872	632,809
Total costs and expenses	2,021,077	2,176,628
Operating loss	(885,586)	(1,039,931)
Other (income) expense:
Interest expense	439,305	871,260
Gain on extinguishment of debt	(438,596)	(525,522)
Total Other (income) expense	709	345,738

Loss before provision for income taxes	(886,295)	(1,385,669)
Provision for income taxes	—	—
Net loss	$(886,295)	$(1,385,669)

Net loss per common share – Basic	$(0.06)	$(0.11)

Weighted Average Common Shares Outstanding:
Basic	14,237,269	12,533,802

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities:
Net loss	$(886,295)	$(1.385,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574,872	632,809
Amortization of deferred loan fees to interest expense	—	187,888
Gain on extinguishment of debt	(438,596)	(525,522)
Write off net book value of disposal well	—	248,528
Stock based compensation	356,556	—

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(5,091)	3,874

Increase (decrease) in operating liabilities:
Accounts payable	(49,330)	48,982
Accrued liabilities	437,228	683,406
Net cash used in operating activities	(10,656)	(105,874)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	29,413	102,777

Net cash provided by investing activities	29,413	102,777

Cash Flows from Financing Activities:
Payments on debt	(9,755)	—
Net cash used in financing activities	(9,755)	—

Net increase (decrease) in cash	9,002	(3,097)
Cash at beginning of the period	17,156	20,253
Cash at end of the period	$26,158	$17,156

Supplemental Cash Flow Disclosures
Interest paid	$33,637	$—
Taxes paid	$—	$—

Settlement of liabilities through common stock issuance	$—	$2,013,546

The accompanying notes are an integral part of these consolidated financial statements.

 FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance December 31, 2016	11,855,276	$118,553	$32,925,243	($40,666,449)	($7,622,653)

Common stock issuance	2,013,512	20,136	1,993,410	—	2,013,546

Net Loss	—	—	—	(1,385,669)	(1,385,669)

Balance December 31, 2017	13,868,788	$138,689	$34,918,653	($42,052,118)	($6,994,776)

Common stock issuance	891,390	8,914	347,642	—	356,556

Net Loss	—	—	—	(886,295)	(886,295)

Balance December 31, 2018	14,760,178	$147,603	$35,266,295	($42,938,413)	($7,524,515)

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ACTIVITIES

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

On January 1, 2018 the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” using the modified retrospective method. Adoption of the new revenue standard had no impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date and the Company does not expect and further material impact to its consolidated financial statements on an ongoing basis as a result of adopting the revenue standard.

Sales of crude oil are included in revenue when such crude oil is extracted from fluid received for disposal and sold to a customer in fulfillment of performance obligations under the terms of the agreed contracts. Performance obligations for crude oil sales are satisfied once the crude oil has been transferred to the customer. In each case, the term between delivery and when payments are due is not significant.

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2018 and 2017:

	Year ended	Year ended
	December 31,2018	December 31, 2017

Disposal fees for disposed fluids	$852,697	$909,821
Crude oil sales	282,794	226,876

	$1,135,491	$1,136,697

Cash

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of December 31, 2018, and 2017, none of the Company’s cash was more than federally insured limits.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of December 31, 2018, and 2017, the Company’s allowance for doubtful accounts was $146,441 and $146,441, respectively. The Company wrote off $0 and $10,778 of accounts receivable against the allowance for doubtful accounts in 2018 and 2017 respectively.

At December 31, 2018 and 2017, the Company had the following customer concentrations.

	Percentage of Revenue		Percentage of Accounts Receivable
	2018	2017	2018	2017

Customer A	32%	32%	33%	*
Customer B	*	*	*	26%
Customer C	29%	*	36%	*
Customer D	23%	17%	*	*
Customer E	*	*	*	14%
Customer F	*	*	*	20%

* Less than 10%

Property and Equipment

The Company’s property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized. The cost of assets sold or abandoned, and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations in the respective period. The estimated useful lives are as follows:

		Cost
	Estimated	December 31,	December 31,
Asset Description	Useful Life	2018	2017

Vehicles	5-7 years	$3,450	$3,450
Disposal wells	5-14 years	7,029,243	7,029,243
Disposal well under construction	Non-depreciable	539,255	539,255
Office technology	5-7 years	45,000	45,000
Total property and equipment, at cost		$7,616,948	$7,616,948
Less accumulated depreciation		(4,811,127)	(4,309,031)
Property and equipment, net		$2,805,821	$3,307,917

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

The following table sets forth the non-financial items measured at fair value on a non-recurring basis as of December 31, 2018. All items were categorized as Level 3 within the fair value hierarchy.

Description	Balance Sheet Location	December 31, 2018	Categorization
Well permits	Intangibles, net	$250,000	Level 3
Disposal wells	Property and equipment, net	$2,800,000	Level 3

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2018 and 2017, except as disclosed.

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

	2018	2017
Earnings (numerator)
Net loss	$(886,295)	$(1,385,669)
Net loss available to common shareholders	$(886,295)	$(1,385,669)

Shares (denominator)
Weighted average common shares outstanding (basic)	14,237,269	12,533,802

Loss per share (basic)	$(0.06)	$(0.11)

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity’s promise to grant a license with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted this ASU on January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the ASU as an adjustment to opening retained earnings at the date of initial application. The Company did not have any material adjustments at the date of adoption. The comparative periods have not been restated.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company adopted this ASU on January 1, 2018. There was no material effect on the financial statements for the year ended December 31, 2018 as a result of adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases, which will, among other impacts, change the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. Once effective, the new guidance must be applied on a modified retrospective basis to leases existing at the beginning of the earliest period presented in the financial statements. The Company will adopt this ASU on January 1, 2019 and is in the process of evaluating the impacts of the adoption of this ASU, however we do not expect adoption of this ASU to have a material impact to our results of operations.

5.	INTANGIBLE ASSETS

In connection with the acquisition of CTT, the Company acquired intangible assets consisting of disposal well permits and customer relationships. The Company valued the disposal well permits using the build-out (Greenfield) valuation technique. The customer relationships were valued by the Company using the excess earnings valuation technique.

Disposal well permits are definite-life intangible assets, which are amortizable over their estimated useful life. The intangible assets, net of amortization as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible Assets
Disposal well permits	$1,163,058	$(900,868)	$262,190	10 years

	December 31, 2017
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible Assets
Disposal well permits	$1,163,058	$(827,692)	$335,366	10 years

Future amortization expense for definite-life intangible assets as of December 31, 2018 is as follows:

Years Ending	Amortization
December 31,	Expense
2019	$73,176
2020	73,176
2021	73,176
2022	42,662
$262,190

6.	BORROWINGS

Outstanding borrowings as of December 31, 2018 and 2017 were as follows:

	December 31,	December 31,
	2018	2017

Revolving credit facility and term loan (a)	$747,757	$747,757
Term note (b)	4,321,065	4,330,820
Loans from stockholders (c) (d)	2,870,484	2,870,484
Installment notes (e)	11,941	11,941
Total debt	7,951,247	7,961,002
Less current portion	(7,951,247)	(7,961,002)
Total long-term debt	$—	$—

	a.	The Revolving Credit Facility and Term Loan have a maturity date of July 23, 2017 and a default interest rate, which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of December 31, 2016. The loans are secured by all the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position with an accredited investor. As of December 31, 2018, the Company was not in compliance with its debt covenants under the Senior Loan Facility and the lender had not exercised its rights under the Senior Loan Facility. The outstanding balance of the Senior Loan Facility is included in current liabilities at December 31, 2018 because the Company did not comply with its debt covenants, including the timely payment of interest and principal.

b.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of December 31, 2018, the Company did not comply with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at December 31, 2018 because that the Company was not in compliance with its debt covenants, including the timely payment of interest.

On June 30, 2017, the Holder of the Loan Agreement agreed to exchange the outstanding accrued interest on the Loan Agreement for common stock in the company and agreed to lower the interest rate on the Loan Agreement to 3% per annum effective July 1, 2017.

	c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered into a loan agreement with the Company for $2,783,484. As of December 31, 2018, and 2017, the principal balance of the note was $2,783,484. The note bears interest at 9% per annum. The terms of the note require the cash payment of one-half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable are past due according to its terms.

	d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered into a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to have been repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due according to its terms.

	e.	The Company has an installment loan with a principal balance at December 31, 2018 of $11,941, which was used to acquire property and equipment for use in the Company’s operations. The loan matured in September 2017 and has an interest rate of 5.69% and monthly minimum payments of $5,377. The holder of the installment loan foreclosed on the collateral of the loan in September 2016.

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

On July 2, 2018, the Company issued an aggregate of 891,390 shares of common stock to the members of the Board of Directors and outside consultants. Two members of the Board of Directors received 250,000 shares each. One member of the Board of Directors received 100,000 shares. Outside consultants to the Company received an aggregate of 291,390 shares in exchange for their services to the Company. The Company recorded stock compensation expense of $356,556 for the year ended December 31, 2018 associated with the stock issuance.

Under the terms of the Company’s employment agreement with Mr. O’Donnell, Mr. O’Donnell receives a grant of 6,250 shares of the Company’s common stock per quarter and a grant of 1,000 shares of the Company’s common stock times the number of years of completed service issued annually. In addition, Mr. O’Donnell receives options to purchase up to 15,000 of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for the option is up to two years from its date of issuance, at which time the option expires. Due to the Company’s operating performance, no grants were made to Mr. O’Donnell for the years ended December 31, 2018 or 2017 under this provision of his employment agreement.

9.	COMMITMENTS AND CONTINGENCIES

a.	The Company is obligated for $1,039,810 under long-term leases for the use of land where seven of its disposal wells are located. Two of the leases are for extended periods. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with no option to renew. The monthly lease payment for the disposal well leases is $9,000. Rent expense for the year ended December 31, 2018 and 2017 was $116,320 and $132,483, respectively. Following is a schedule of lease payments by year:

Years Ending	Disposal
December 31,	Wells
2019	$84,000
2020	84,000
2021	84,000
2022	84,000
2023	40,000
Thereafter	393,000
$769,000

b.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or taken together would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

c.	The Company realized a reduction in certain liabilities for accounts payable with certain vendors through a combination of expiration of the statute of limitations and write offs of dormant accounts. This activity resulted in a one-time gain on extinguishment of debt of $438,596 for the year ended December 31, 2018 and $525,522 for the year ended December 31, 2017.

10.	INCOME TAXES

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance was made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes was recorded for the year ended December 31, 2018 and 2017 due to the Company’s net operating loss carry forward from prior years.

The following table reconciles income tax expense and rate base on the statutory rate to the Company’s income tax expense.

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	Percentage	Amount	Percentage
Computed “expected” income tax benefit	$(186,000)	21.00	$(291,000)	21.0
Increase (decrease) in income taxes resulting from:
Changes in estimates	266,000	(30.00)	643,000	(46.0)
Changes in valuation allowance	(80,000)	9.00	(352,000)	25.0
Provision for federal and state income tax	$—	—	$—	—

Deferred Income Taxes

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	Years Ended December 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss benefit	$6,821,090	$14,076,000
Bad debt allowance	31,263	31,263
Stock based compensation	254,100	179,100
Gain on sale of assets	438,142	438,142
Depreciation and amortization	(3,443,174)	(3,508,174)
Total deferred tax assets	4,101,421	11,216,331
Valuation allowance	(4,101,421)	(11,216,331)
Net deferred tax assets	$—	$—

At December 31, 2018 and 2017, the Company has net operating loss carry forwards of approximately $31.7 million and $30.9 million, respectively, remaining for federal income tax purposes. Net operating loss carry forwards may be used in future years to offset taxable income subject to compliance with Section 382 of the Internal Revenue Code. The federal net operating loss carry forwards will expire in 2019 through 2035.

11.	RELATED PARTY TRANSACTION

As of December 31, 2018, and 2017, the Company advanced $0 and $29,413, respectively to an entity owned by one of the principal shareholders of the Company. The cash is held in an investment account of the entity and is due on demand to the Company at any time. The advance is non-interest bearing and is not evidenced by any written agreement.

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure.

NONE

Item 9A.	Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management, including our CEO, concluded our internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2018.

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

Scope of the Controls Evaluation.

The CEO evaluation of our disclosure controls and the company’s internal controls included a review of the control objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is to be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by other personnel in the company’s organization and by our independent auditors in connection with their audit. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; the company’s intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the internal controls. This information was important both for the control evaluation generally and because item 5 in the Section 302 Certifications of the CEO requires that the CEO disclose that information to the Audit Committee of our Board and to our independent auditors and report on related matters in this section of the Report. In the professional auditing literature, “significant deficiencies” represent control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in the auditing literature as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, the company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.

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

NAME	AGE	POSITION
Donald Ray Lawhorne	75	Chief Executive Officer, Director
Dick O’Donnell	75	Executive Vice President, Director
John L. Stimpson	49	Director

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

JOHN L. STIMPSON is currently the President and owner in a number of enterprises including Gulf Trading, LLC an importer and exporter of forest products from 1998 to present and Point Logistics, LLC an asset- based carrier and brokerage firm from 2005 to present. He is also currently a partner in Stimpson Properties, LLC a residential and commercial real estate management company, a position he began in 1998 and from 1996 to present he is owner/president of Pan American Mayal S.A. a real estate investment and development company located in Costa Rica. Mr. Stimpson has a Bachelor of Arts Degree from the University of Alabama.

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

Our executive compensation program is intended to be simple and clear, and consists of the following elements (depending on individual performance):

●	Base salary;
●	Annual incentive plan awards;
●	Stock-based compensation; and
●	Benefits.

The following objectives guide the Board of Directors in its deliberations regarding executive compensation matters:

●	Provide a competitive compensation program that enables us to retain key executives;
●	Ensure a strong relationship between our performance results and those of our segments and the total compensation received by an individual;
●	Balance annual and longer-term performance objectives;
●	Encourage executives to acquire and retain meaningful levels of common shares; and
●	Work closely with the Chief Executive Officer to ensure that the compensation program supports our objectives and culture.

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

Stock-Based Compensation. The executive officers’ stock-based compensation is derived from their employment Agreements.

Donald Ray Lawhorne, Chief Executive Officer. Currently Mr. Lawhorne does not have an employment agreement with the Company. Mr. Lawhorne received stock-based compensation only in connection with his position as a member of our Board. The Board elected to suspend all stock-based compensation in 2014 as part of our cost cutting and restructuring measures.

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

Summary Compensation Table

The following table sets forth the annual and log-term compensation with respect to the year ended December 31, 2018 paid or accrued by us on behalf of the executive officers named.

						Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards (1) ($)	Stock Awards (1) ($)	Restricted Stock Awards (1) ($)	Securities Underlying Restricted Stock (#)	Total ($)
Donald Ray Lawhorne,	2018	$—	$—	$—	$—	$—	—	$—
Chief Executive Officer	2017	$—	$—	$—	$—	$—	—	$—

Dick O’Donnell,	2018	$—	$—	$—	$—	$—	—	$—
Executive Vice President
& Director	2017	$—	$—	$—	$—	$—	—	$—

Option Grants

There were no stock options granted to the named executive officers for the years ended December 31, 2018 and December 31, 2017.

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

As of December 31, 2018, we had 14,760,178 shares of our common stock outstanding. The following table sets forth the stock ownership of the officers, directors and shareholders then holding more than 5% of our common stock:

Title of Class	Name and Address of Owner	Number of Shares Owned	Percent of Class

Common Stock	NEWTON W. DORSETT	3,420,289	23.17%
	220 TRAVIS STREET
	SHREVEPORT, LA 71101

Common Stock	KENNETH OWENS	2,701,168	18.30%
	P.O. BOX 4122
	ROSWELL, NM 88203

Common Stock	BRYAN WALKER LLC	716,048	4.85%
	220 TRAVIS STREET #501
	SHREVEPORT, LA 71101

Common Stock	HANNAH JANE DORSETT	686,000	4.65%
	220 TRAVIS STREET
	SHREVEPORT, LA 71101

Common Stock	HOLLIS GENE DORSETT	685,999	4.65%
	220 TRAVIS STREET
	SHREVEPORT, LA 71101

Common Stock	SAMANTHA HOPE DORSETT	685,999	4.65%
	220 TRAVIS STREET
	SHREVEPORT, LA 71101

Common Stock	HELEN ELIZABETH DORSETT	685,999	4.65%
	220 TRAVIS STREET
	SHREVEPORT, LA 71101

Common Stock	BERNARD R. O'DONNELL	486,750	3.30%
	3505 WOODHAVEN DRIVE
	FARMERS BRANCH, TX 75234

Common Stock	DON LAWHORNE	368,000	2.49%
	6720 PARKWOOD BLVD.
	DALLAS, TX 75024

Common Stock	JOHN STIMPSON	118,000	0.80%
	16943 COUNTY ROAD #3
	FAIRHOPE, AL 36532

All Directors and Officers as a Groud and Shareholders Owning More than 5% of the Class		10,554,252	71.51%

Item 13.	Certain Relationships and Related Transactions and Director Independence.

John Stimpson is the only independent board member. Don Lawhorne is our Chief Executive Officer and one of our board members. Bernard O’Donnell is an Executive Vice President and one of our board members.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2018 and 2017 amounted to $40,630 and $62,080, respectively.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2018 and 2017 was $6,000 and $9,705.

All Other Fees

Our auditors billed no fees for services other than those described above under “Audit Fees” and “Tax Fees” for the year ended December 31, 2018 and 2017.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2018 and 2017

Consolidated Statements of Operations-

 For the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows-

 For the Years Ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 For the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of TBX Resources, Inc. (as filed with the Texas Secretary of State on March 24, 1995) *
3.3	Articles of Amendment of the Articles of Incorporation of TBX Resources, Inc. (as filed with the Texas Secretary of State on July 23, 2001) *
3.6	Amended and Restated Bylaws of Frontier Oilfield Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed February 28, 2012 (File No. 000-30746). *
4.2	Blank Check Preferred Stock Designation of 2013 Series A 7% Convertible Preferred Stock (as filed with the Texas Secretary of State on October 15, 2013) *
4.3	Blank Check Preferred Stock Designation of 2014 Series A 7% Convertible Preferred Stock (as filed with the Texas Secretary of State on February 20, 2015) *
31.1	Certification of our President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Schema
101.CAL XBRL Taxonomy Calculation Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase
101.DEF XBRL Taxonomy Definition Linkbase

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the March 29, 2019.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Don Lawhorne
Don Lawhorne, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the March 29, 2019.

Signatures	Capacity

/s/ Don Lawhorne	Director, Chief Executive Officer

/s/ Bernard R. O’Donnell	Director, Executive Vice President

/s/ John L. Stimpson	Director