Form 10-K/A
period 2018-12-31
FRONTIER OILFIELD SERVICES INC
filed 2019-04-09
CIK 1108645

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Frontier Oilfield Services Inc. (the “Company”) for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (the “Original Filing”), solely for the purpose of replacing the Report of Independent Registered Accounting Firm (the “Report”) included in Item 8 of Part II of the Original Filing with a correct Report.

All other items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are unaffected by the change described above. The financial statements in this Annual Report do not reflect any subsequent events that occurred after December 31, 2018.

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

FRONTIER OILFIELD SERVICES, INC.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Frontier Oilfield Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Frontier Oilfield Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 1, 2019

We have served as the Company’s auditor since 2006.

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

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the April 8, 2019.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Don Lawhorne
Don Lawhorne, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the April 8, 2019.

Signatures	Capacity

/s/ Don Lawhorne	Director, Chief Executive Officer

/s/ Bernard R. O’Donnell	Director, Executive Vice President

/s/ John L. Stimpson	Director