Form 10-Q
period 2019-03-31
FRONTIER OILFIELD SERVICES INC
filed 2019-05-21
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May 15, 2019, there were 14,760,178 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$20,756	$26,158
Accounts receivable, net	69,944	75,053
Advance to shareholder	—	—
Total current assets	90,700	101,211

Property and equipment, at cost	7,616,948	7,616,948
Less: accumulated depreciation	(4,933,437)	(4,811,127)
Property and equipment, net	2,683,511	2,805,821

Intangibles, net	243,896	262,190
Right of Use (Note 7)	850,074	—
Deposits	2,302	2,302
Total other assets	1,096,272	264,492
Total Assets	$3,870,483	$3,171,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$7,951,247	$7,951,247
Lease liability – current (Note 7)	104,000	—
Accounts payable	1,054,524	1,033,622
Accrued liabilities	1,826,516	1,711,170
Total current liabilities	10,936,287	10,696,039
Long-term debt, less current maturities	—	—
Lease liability – non-current (Note 7)	746,074	—
Total Liabilities	11,682,361	10,696,039
Commitments and Contingencies (Note 7)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares;
14,760,178 shares issued and outstanding at March 31, 2019 and December 31, 2018	147,603	147,603
Additional paid-in capital	35,266,295	35,266,295
Accumulated deficit	(43,225,776)	(42,938,413)
Total stockholders’ deficit	(7,811,878)	(7,524,515)
Total Liabilities and Stockholders’ Deficit	$3,870,483	$3,171,524

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Revenue, net of discounts	$235,702	$300,465
Costs and expenses:
Direct operating costs	172,320	243,507
General and administrative	100,659	43,285
Depreciation and amortization	140,604	143,718

Total costs and expenses	413,583	430,510
Operating loss	(177,881)	(130,045)
Other expense:
Interest expense	109,482	109,557

Loss before provision for income taxes	(287,363)	(239,602)
Provision for income taxes	—	—
Net loss	$(287,363)	$(239,602)

Net loss per common share - basic:	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	14,760,178	13,868,788

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net loss	$(287,363)	$(239,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,604	143,718

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	5,109	(11,832)
Increase (decrease) in operating liabilities:
Accounts payable	20,902	(60,311)
Accrued liabilities	115,346	144,150
Net cash used in operating activities	(5,402)	(23,877)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	—	13,000

Net cash provided by investing activities	—	13,000

Cash Flows from Financing Activities:
Payments and adjustments on debt	—	—
Net cash used in financing activities	—	—

Net decrease in cash	(5,402)	(10,877)
Cash at beginning of the period	26,158	17,156
Cash at end of the period	$20,756	$6,279

Supplemental Cash Flow Disclosures
Interest paid	$—	$—
Taxes paid	$—	$—
Supplemental Disclosure of Non- Cash Financing Activities
Recognition of Right of Use asset and Lease liability	$886,497	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance December 31, 2017	13,868,788	$138,689	$34,918,653	($42,052,118)	($6,994,776)

Net Loss	—	—	—	(239,602)	(239,602)

Balance March 31, 2018	13,868,788	$138,689	$34,918,653	($42,291,720)	($7,234,378)

Balance December 31, 2018	14,760,178	$147,603	$35,266,295	($42,938,413)	($7,524,515)

Net Loss	—	—	—	(287,363)	(287,363)

Balance March 31, 2019	14,760,178	$147,603	$35,266,295	($43,225,776)	($7,811,878)

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Frontier Oilfield Services, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 (including the notes thereto) set forth in Form 10-K.

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

The Company’s ability to continue as a going concern will be dependent upon management’s ability to successfully implement management’s plans to pursue additional business volumes from new and existing customers, reduce indebtedness through sales of non-performing assets and conversions of debt to equity, and rationalize the Company’s cost structure to achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continued existence will ultimately be dependent on its ability to generate enough cash flows to support its operations as well as provide enough resources to retire existing liabilities on a timely basis. The Company faces significant risk in implementing its business plan and there can be no assurance that financing for its operations and business plan will be available or, if available, such financing will be on satisfactory terms.

4.	SUMMARY OF SELECTED ACCOUNTING POLICIES

New Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. This accounting guidance has been adopted by the Company as of January 1, 2018. There was no material effect on the financial statements for the three months ended March 31, 2019 or the year ended December 31, 2018 as a result of adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases, which will, among other impacts, change the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance is effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. The new guidance has been adopted by the Company as of January 1, 2019. The Company has, applied the new accounting standard on a modified retrospective basis to leases existing at the beginning of the earliest period presented in the financial statements. The adoption of the accounting standard resulted in the recognition of a Right of Use asset in the amount of $850,074 and a Lease Liability – Current of $104,000 and a lease liability- Non-Current of $746,074 as of March 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended March 31, 2019 and 2018, except as disclosed.

Earnings (Loss) Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an anti-dilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are no stock options in 2019 or 2018 which have been excluded from EPS that could potentially have a dilutive effect on EPS in the future.

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

6.	BORROWINGS

Borrowings as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Revolving credit facility and term loan (a)	$747,757	$747,757
Term note (b)	4,321,065	4,321,065
Loans from stockholders (c) (d)	2,870,484	2,870,484
Installment notes (e)	11,941	11,941
Total debt	7,951,247	7,951,247
Less current portion	(7,951,247)	(7,951,247)
Total long-term debt	$—	$—

a.	The Revolving Credit Facility and Term Loan have a maturity date of July 23, 2017 and a default interest rate, which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of December 31, 2016. The loans are secured by all the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position with an accredited investor. As of March 31, 2019, the Company was not in compliance with its debt covenants under the Senior Loan Facility and the lender had not exercised its rights under the Senior Loan Facility. The outstanding balance of the Senior Loan Facility is included in current liabilities at March 31, 2019 and December 31, 2018 because the Company did not comply with its debt covenants, including the timely payment of interest and principal.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of March 31, 2019, the Company did not comply with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at March 31, 2019 and December 31, 2018 because that the Company was not in compliance with its debt covenants, including the timely payment of interest. On June 30, 2017, the holder of the Loan Agreement agreed to exchange the outstanding accrued interest on the Loan Agreement for common stock in the company and agreed to lower the interest rate on the Loan Agreement to 3% annually effective July 1, 2017.

c.	On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered a loan agreement with the Company for $2,783,484. As of March 31, 2019, and December 31, 2018 the principal balance of the note was $2,783,484. The note bears interest at 9% per annum. The terms of the note require the cash payment of one half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable is past due pursuant to its terms.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to be repaid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due pursuant to its terms.

e.	The Company has an installment loan with an outstanding principal balance of approximately $11,941 used to acquire property and equipment for use in the Company’s operations. The collateral for the loan was no longer in use in the Company’s operations and was returned to the lender May 2016. The reduction in principal from the surrender of the collateral was less than the total balance owed. The remaining principal balance of the loan has been classified as a short-term liability.

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

a.

The Company leases land under long-term operating leases where seven of its disposal wells are located. These leases expire on various dates through December 31, 2034. As of January 1, 2019, the Company adopted ASC 842 requiring leases to records assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. Rent expense for the three months ended March 31, 2019 and March 31, 2018 was $27,000.

Aggregate future lease liabilities under ASC 842 are as follows:

Years Ending	Disposal Well
December 31,	Leases
2019	$80,000
2020	96,000
2021	96,000
2022	93,000
2023	84,000
Thereafter	804,000
$1,253,000

b.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

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

We are obligated under long-term leases for the use of land where seven of our disposal wells are located. The leases expire on various dates through December 31, 2034. The aggregate monthly lease payments for the disposal well leases are $9,000.

SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included on Form 10-K for the year ended December 31, 2018 as filed with the United States Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about our operating results and financial condition.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2019, we reported a net loss of $287,363 as compared to a net loss of $239,602 for the three months ended March 31, 2018. The components of these results are explained below.

Revenue - Total revenue decreased by $64,763 or 21.6% from $300,465 for the three months ended March 31, 2018 to $235,702 for the three months ended March 31, 2019. The decrease was due lower volumes of fluids disposed in the disposal wells.

Expenses- The components of our costs and expenses for the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended		%
	March 31,	March 31,	Increase
	2019	2018	(Decrease)
Costs and expenses:
Direct operating costs	$172,320	$243,507	-29%
General and administrative	100,659	43,285	133%
Depreciation and amortization	140,604	143,718	-2%

Total cost and expenses	$413,583	$430,510	-4%

The decrease in the volumes of saltwater and other fluids disposed caused a decrease in operating expenses for the three months ended March 31, 2018. The increase in general and administrative expenses for the three months ended March 31, 2019 was due to higher professional fees.

Interest Expenses- Interest expense for the three months ended March 31, 2019 was $109,482 compared to interest expense of $109,557 for the three months ended March 31, 2018.

Operating results for the three months ended March 31, 2019 and 2018 reflect a net loss of $287,363 and $239,602 respectively. We have not recorded any federal income taxes for the three months ended March 31, 2019 and 2018 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of March 31, 2019, we had total current assets of $90,700. Our total current liabilities as of March 31, 2019 were $10.9 million, including approximately $8.0 million of debt classified as current liabilities. We had a working capital deficit of approximately $10.8 million and $10.6 million as of March 31, 2019 and December 31, 2018 respectively.

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

The following table summarizes our sources and uses of cash for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(5,402)	$(23,877)

Net cash provided by investing activities	—	13,000

Net cash used in financing activities	—	—

Net decrease) in cash	$(5,402)	$(10,877)

As of March 31, 2019, we had $20,756 in cash, a decrease of $5,402 from December 31, 2018 due to cash used by operations.

Net cash used in operating activities was $5,402 for the three months ended March 31, 2019 due primarily to the operating loss. Net cash used by operating activities was $23,877 for the three months ended March 31, 2018, due to the operating loss.

Net cash provided by investing activities was $0 for the three months ended March 31, 2019. Net cash provided by investing activities was $13,000 for the three months ended March 31, 2018 due to repayment of an advance from an entity owned by one of the principal shareholders of the Company.

Capital Expenditures

The Company suspended capital expenditures during the three months ended March 31, 2019. The Company does not currently anticipate any major capital expenditures for the remainder of 2019.

Indebtedness

The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement (the “Loan Agreement”) on July 23, 2012 with ICON for $5 million. The Loan Agreement has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the Loan Agreement are, in all material respects, the same as in the Senior Loan Facility. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable associated with the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. As of March 31, 2019, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised their rights under the Loan Agreement. The outstanding balance of the Loan Agreement note is included in current liabilities at March 31, 2019 and December 31, 2018 because the Company was not in compliance with its debt covenants.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

The outstanding principal balance of the Senior Loan Facility, the Loan Agreement and the two stockholder loans are included in current liabilities at March 31, 2019 because the Company was not in compliance with the debt covenants or payment terms on the indebtedness, including the timely payment of interest and principal in accordance with the loan agreements. To date, none of the holders of the Senior Loan Facility, the Loan Agreement or the two stockholder loans have declared that the Company is in default or have otherwise sought remedies under the respective terms of these loan agreements.

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

Item 6. EXHIBITS

(a)	EXHIBITS:

	31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Schema

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 2019.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne, Chief Executive Officer and Chief Accounting Officer