Form 10-Q
period 2019-06-30
FRONTIER OILFIELD SERVICES INC
filed 2019-08-08
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FOSI	N/A

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

As of August 13, 2019, there were 14,760,178 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$18,939	$26,158
Accounts receivable, net	53,864	75,053
Total current assets	72,803	101,211

Property and equipment, at cost	7,616,948	7,616,948
Less: accumulated depreciation	(5,055,747)	(4,811,127)
Property and equipment, net	2,561,201	2,805,821

Intangibles, net	225,602	262,190
Right of Use (Note 7)	823,074	—
Deposits	2,302	2,302
Total other assets	1,050,978	264,492
Total Assets	$3,684,982	$3,171,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$7,951,247	$7,951,247
Lease liability – current (Note 7)	101,000	—
Accounts payable	367,301	1,033,622
Accrued liabilities	1,916,855	1,711,170
Total current liabilities	10,336,403	10,696,039
Lease liability – non-current (Note 7)	722,074	—
Long-term debt, less current maturities	—	—
Total Liabilities	11,058,477	10,696,039
Commitments and Contingencies (Note 7)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares; 14,760,178 shares issued and outstanding at June 30, 2019 and December 31, 2018	147,603	147,603
Additional paid-in capital	35,266,295	35,266,295
Accumulated deficit	(42,787,393)	(42,938,413)
Total stockholders’ deficit	(7,373,495)	(7,524,515)
Total Liabilities and Stockholders’ Deficit	$3,684,982	$3,171,524

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue, net of discounts	$202,808	$285,220	$438,511	$585,685
Costs and expenses:
Operating costs	170,610	104,833	343,111	348,340
General and administrative	35,946	183,272	136,605	226,557
Depreciation and amortization	140,604	143,718	281,208	287,436
Total costs and expenses	347,160	431,823	760,924	862,333
Operating loss	(144,352)	(146,603)	(322,413)	(276,648)
Other (income) expense:
Interest expense	109,487	109,550	218,969	219,107
Gain on extinguishment of debt	(692,402)	—	(692,402)	—
Income (loss) before provision for income taxes	438,563	(256,153)	151,020	(495,755)
Provision for income taxes	—	—	—	—
Net income (loss)	$438,563	$(256,153)	$151,020	$(495,755)

Net income (loss) per common share – basic and diluted:	$0.03	$(0.02)	$0.01	$(0.04)

Weighted Average Common Shares Outstanding:
Basic and Diluted	14,760,178	13,868,788	14,760,178	13,868,788

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$151,020	$(495,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281,208	287,436
Gain on extinguishment of debt	(692,402)	—

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	21,189	(27,995)
Increase (decrease) in operating liabilities:
Accounts payable	26,081	(83,758)
Accrued liabilities	205,685	278,660
Net cash used in operating activities	(7,219)	(41,412)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	—	29,413

Net cash provided by investing activities	—	29,413

Cash Flows from Financing Activities:	—	—

Net decrease in cash	(7,219)	(11,999)
Cash at beginning of the period	26,158	17,156
Cash at end of the period	$18,939	$5,157

Supplemental Cash Flow Disclosures
Interest paid	$—	$33,637
Taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance December 31, 2017	13,868,788	$138,689	$34,918,653	$(42,052,118)	$(6,994,776)

Net Loss	—	—	—	(495,755)	(495,755)

Balance June 30, 2018	13,868,788	$138,689	$34,918,653	$(42,547,873)	$(7,490,531)

Balance December 31, 2018	14,760,178	$147,603	$35,266,295	$(42,938,413)	$(7,524,515)

Net Income	—	—	—	151,020	151,020

Balance June 30, 2019	14,760,178	$147,603	$35,266,295	$(42,787,393)	$(7,373,495)

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

To continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, to increase its business volume and grow revenues, reduce its operating expenses, raise additional capital resources and develop new and stable sources of revenue to meet its operating expenses.

The Company’s ability to continue as a going concern will be dependent upon management’s ability to successfully implement management’s plans to pursue additional business volumes from new and existing customers, reduce indebtedness through sales of non-performing assets and conversions of debt to equity, and rationalize the Company’s cost structure to achieve profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continued existence will ultimately be dependent on its ability to generate cash flows to support its operations as well as provide sufficient resources to retire existing liabilities on a timely basis. The Company faces significant risk in implementing its business plan and there can be no assurance that financing for its operations and business plan will be available or, if available, such financing will be on satisfactory terms.

4.	SUMMARY OF SELECTED ACCOUNTING POLICIES

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will, among other impacts, change the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance is effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. The new guidance has been adopted by the Company as of January 1, 2019.  The Company has, applied the new accounting standard on a modified retrospective basis to leases existing at the beginning of the earliest period presented in the financial statements. The adoption of the accounting standard resulted in the recognition of a Right of Use asset in the amount of $823,074 and a Lease Liability – Current of $101,000 and a lease liability- Non-Current of $722,074 as of June 30, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the six months ended June 30, 2019 and 2018, except as disclosed.

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

6.	BORROWINGS

Borrowings as of June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
Revolving credit facility and term loan (a)	$747,757	$747,757
Term note (b)	4,321,065	4,321,065

Loans from stockholders (c) (d)	2,870,484	2,870,484
Installment notes (e)	11,941	11,941

Total debt	7,951,247	7,951,247
Less current portion	(7,951,247)	(7,951,247)
Total long-term debt	$—	$—

a.

The Revolving Credit Facility and Term Loan have a maturity date of July 23, 2017 and a default interest rate, which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of December 31, 2016. The loans are secured by all the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position with an accredited investor. As of June 30, 2019, the Company was not in compliance with its debt covenants under the Senior Loan Facility and the lender had not exercised its rights under the Senior Loan Facility. The outstanding balance of the Senior Loan Facility is included in current liabilities at June 30, 2019 and December 31, 2018 because the Company did not comply with its debt covenants, including the timely payment of interest and principal.

b.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of June 30, 2019, the Company did not comply with its debt covenants under the Loan Agreement and the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at June 30, 2019 and December 31, 2018 because that the Company was not in compliance with its debt covenants, including the timely payment of interest.

On June 30, 2017, the holder of the Loan Agreement agreed to exchange the outstanding accrued interest on the Loan Agreement for common stock in the company and agreed to lower the interest rate on the Loan Agreement to 3% annually effective July 1, 2017.

c.

On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered a loan agreement with the Company for $2,783,484. As of June 30, 2019, and December 31, 2018 the principal balance of the note was $2,783,484. The note bears interest at 9% per annum. The terms of the note require the cash payment of one half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable is past due pursuant to its terms.

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

a.

The Company leases land under long-term operating leases where seven of its disposal wells are located. These leases expire on various dates through December 31, 2034. As of January 1, 2019, the Company adopted ASC 842 requiring leases to records assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. Rent expense for the three months ended June 30, 2019 and June 30, 2018 was $27,000.

Aggregate future lease liabilities under ASC 842 are as follows:

Years Ending	Disposal Well
December 31,	Leases
2019	$53,000
2020	96,000
2021	96,000
2022	93,000
2023	84,000
Thereafter	804,000
$1,226,000

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2019, we reported a net income of $151,020 as compared to a net loss of $495,755 for the six months ended June 30, 2018. The components of these results are explained below.

Revenue - Total revenue decreased by $147,174 or 25% from $585,685 for the six months ended June 30, 2018 to $438,511 for the six months ended June 30, 2019. The decrease was due lower volumes of fluids disposed in the disposal wells.

Expenses - The components of our costs and expenses for the six months ended June 30, 2019 and 2018 are as follows:

	For the Six Months Ended		%
	June 30,	June 30,	Increase
	2019	2018	(Decrease)
Costs and expenses:
Direct operating costs	$343,111	$348,340	-2%
General and administrative	136,605	226,557	-40%
Depreciation and amortization	281,208	287,436	-2%

Total cost and expenses	$760,924	$862,333	-12%

The decrease in the volumes of saltwater and other fluids disposed caused a decrease in operating expenses for the six months ended June 30, 2019. Management has focused on reducing general and administrative expenses until disposed volumes are increased.

Other (income) expenses - Interest expense for the six months ended June 30, 2019 was $218,969, compared to interest expense of $219,107 for the six months ended June 30, 2018. Other (income) expense for the six months ended June 30, 2019 included gains of $692,402 for the extinguishment of debt. These gains were due to the reduction of accounts payable with vendors through write offs of dormant accounts.

Operating results for the six months ended June 30, 2019 and 2018 reflect net income of $151,020 and a net loss of $495,755 respectively. We have not recorded any federal income taxes for the six months ended June 30, 2019 and 2018 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of June 30, 2019, we had total current assets of $72,803. Our total current liabilities as of June 30, 2019 were approximately $10.3 million, including approximately $8.0 million of debt classified as current liabilities. We had a working capital deficit of approximately $10.3 million and $10.6 million as of June 30, 2019 and December 31, 2018.

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

The following table summarizes our sources and uses of cash for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Net cash used in operating activities	$(7,219)	$(41,412)

Net cash provided by investing activities	—	29,413

Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	$(7,219)	$(11,999)

As of June 30, 2019, we had $18,939 in cash, a decrease of $7,219 from December 31, 2018 due to cash used by operations.

Net cash used in operating activities was $7,219 for the six months ended June 30, 2019. Net cash used by operating activities was $41,412 for the six months ended June 30, 2018.

Net cash provided by investing activities was $29,413 for the six months ended June 30, 2018 due to repayment of an advance from an entity owned by one of the principal shareholders of the Company. The cash advance was held in an investment account of the entity and is due on demand to the Company at any time.

Capital Expenditures

The Company suspended capital expenditures during the six months ended June 30, 2019 due to the lower volumes disposed. The Company does not currently anticipate any major capital expenditures for the remainder of 2019.

Indebtedness

The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement (the “Loan Agreement”) on July 23, 2012 with ICON for $5 million. The Loan Agreement has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the Loan Agreement are, in all material respects, the same as in the Senior Loan Facility. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable associated with the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. As of March 31, 2019, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised their rights under the Loan Agreement. The outstanding balance of the Loan Agreement note is included in current liabilities at June 30, 2019 and December 31, 2018 because the Company was not in compliance with its debt covenants.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

The outstanding principal balance of the Senior Loan Facility, the Loan Agreement and the two stockholder loans are included in current liabilities at June 30, 2019 because the Company was not in compliance with the debt covenants or payment terms on the indebtedness, including the timely payment of interest and principal in accordance with the loan agreements. To date, none of the holders of the Senior Loan Facility, the Loan Agreement or the two stockholder loans have declared that the Company is in default or have otherwise sought remedies under the respective terms of these loan agreements.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2019.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne, Chief Executive Officer and Chief Accounting Officer