Form 10-Q
period 2019-09-30
FRONTIER OILFIELD SERVICES INC
filed 2019-11-20
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

972-243-2610

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

As of November 19, 2019, there were 14,760,178 shares of common stock, par value $0.01 per share, outstanding.

FRONTIER OILFIELD SERVICES, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$14,861	$26,158
Accounts receivable, net	52,075	75,053
Total current assets	66,936	101,211

Property and equipment, at cost	5,175,680	7,616,948
Less: accumulated depreciation	(5,175,680)	(4,811,127)
Property and equipment, net	—	2,805,821

Intangibles, net	—	262,190
Right of Use Asset, net (Note 6)	798,889	—
Deposits	2,302	2,302
Total other assets	801,191	264,492
Total Assets	$868,127	$3,171,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$7,951,247	$7,951,247
Lease liability – current (Note 6)	96,000	—
Accounts payable	368,167	1,033,622
Accrued liabilities	2,042,648	1,711,170
Total current liabilities	10,458,062	10,696,039
Lease liability – non-current (Note 6)	702,889	—
Long-term debt, less current maturities	—	—
Total Liabilities	11,160,951	10,696,039
Commitments and Contingencies (Note 6)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares; 14,760,178 shares issued and outstanding at September 30, 2019 and December 31, 2018	147,603	147,603
Additional paid-in capital	35,266,295	35,266,295
Accumulated deficit	(45,706,722)	(42,938,413)
Total stockholders’ deficit	(10,292,824)	(7,524,515)
Total Liabilities and Stockholders’ Deficit	$868,127	$3,171,524

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue, net of discounts	$207,763	$298,728	$646,273	$884,413
Costs and expenses:
Operating costs	156,296	169,919	499,407	518,259
General and administrative	75,045	474,336	211,650	700,893
Depreciation and amortization	138,228	143,718	419,436	431,154
Impairment loss, property and equipment	2,441,268	—	2,441,268	—
Impairment loss, intangible assets	207,308	—	207,308	—
Total costs and expenses	3,018,145	787,973	3,779,069	1,650,306
Operating loss	(2,810,382)	(489,245)	(3,132,796)	(765,893)
Other (income) expense:
Interest income	(12)	—	(36)	—
Interest expense	108,957	110,644	327,951	329,751
Gain on extinguishment of debt	—	(37,684)	(692,402)	(37,684)
Loss before provision for income taxes	(2,919,327)	(562,205)	(2,768,309)	(1,057,960)
Provision for income taxes	—	—	—	—
Net loss	$(2,919,327)	$(562,205)	$(2,768,309)	$(1,057,960)

Net loss per common share – basic:	$(0.20)	$(0.04)	$(0.19)	$(0.07)

Weighted Average Common Shares Outstanding:
Basic	14,760,178	14,750,274	14,760,178	14,162,617

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:

Net loss	$(2,768,309)	$(1,057,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419,436	431,154
Impairment loss of property and equipment	2,441,268	—
Impairment loss of intangible asset	207,308	—
Stock compensation	—	356,556
Gain on extinguishment of debt	(692,402)	(37,684)

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	22,978	(12,776)
Increase (decrease) in operating liabilities:
Accounts payable	26,946	(113,235)
Accrued liabilities	331,478	389,651
Net cash used in operating activities	(11,297)	(44,294)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	—	29,413

Net cash provided by investing activities	—	29,413

Cash Flows from Financing Activities:	—	—

Net decrease in cash	(11,297)	(14,881)
Cash at beginning of the period	26,158	17,156
Cash at end of the period	$14,861	$2,275

Supplemental Cash Flow Disclosures
Cash paid for:
Interest	$327,951	$33,637
Taxes	$—	$—
Supplemental disclosure of Non-Cash Investing and Financing Activities

Recognition of right-of-use asset and lease liability	$886,497	$—
Amortization of right-of-use asset and lease liability	$87,608

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2017	13,868,788	$138,689	$34,918,653	$(42,052,118)	$(6,994,776)
Common stock issuance	891,390	$8,914	$347,642	—	356,556
Net Loss	—	—	—	(1,057,960	(1,057,960)
Balance September 30, 2018	14,760,178	$147,603	$35,266,295	$(43,110,078)	$(7,696,180)
Balance December 31, 2018	14,760,178	$147,603	$35,266,295	$42,938,413)	$(7,524,515)
Net Loss	—	—	—	(2,768,309)	(2,768,309)
Balance September 30, 2019	14,760,178	$147,603	$35,266,295	$45,706,722)	$(10,292,824)

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Frontier operates its business in the oilfield service industry and is primarily involved in the disposal of saltwater and other oilfield fluids in Texas. The Company currently owns five disposal wells in Texas, three within the Barnett Shale in North Texas and two in east Texas near the Louisiana state line. The Company’s customers include national, integrated, and independent oil and gas exploration companies.

In September 2019, due to significant doubt about the recovery of the carrying value of its disposal wells and related intangible assets, the Company fully impaired the value of its property and equipment and intangible assets.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which, among other impacts, changes the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance became effective for the Company’s fiscal year beginning after December 15, 2018, including interim periods within that year. The new guidance has been adopted by the Company as of January 1, 2019.  The Company has, applied the new accounting standard on a modified retrospective basis to leases existing at the beginning of the earliest period presented in the financial statements. The adoption of the accounting standard resulted in the recognition of a Right of Use asset in the amount of $886,497 and a Lease Liability – Current of $104,000 and a lease liability- Non-Current of $782,497.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the nine months ended September 30, 2019 and 2018, except as disclosed.

Earnings (Loss) Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an anti-dilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are no common stock dilutive instruments in 2019 or 2018 which have been excluded from EPS that could potentially have a dilutive effect on EPS in the future.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2019 and 2018 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets.

Property and Equipment

Property and equipment are carried at cost and are depreciated on a straight-line bases over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statements of operations in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Impairment loss has been recorded in current period.

For the three months ended September 30, 2019 and 2018, depreciation expense amounts to $119,934 and $122,310, respectively.

For the nine months ended September 30, 2019 and 2018, depreciation expense amounts to $364,553 and $376,272, respectively.

As of September 30, 2019, the Company evaluated the projected annual revenues from its disposal wells in relation to disposal costs per barrel and projected general and administrative costs and determined that the assets were fully impaired. Accordingly, the Company recorded an impairment loss of $2,441,268 on its disposal wells for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, the impairment loss was $0.

Intangible Assets

Intangible assets are carried at cost and are amortized on a straight-line bases over the estimated lives of the assets. The Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Impairment loss has been recorded in current period.

For the three months ended September 30, 2019 and 2018, amortization expense amounted to $18,294 and $18,294, respectively.

For the nine months ended September 30, 2019 and 2018, amortization expense amounted to $54,882 and $54,882, respectively.

The Company recorded an impairment loss of $207,308 on its intangible assets, consisting of disposal well permits, for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, the impairment loss was $0.

Revenue Recognition

Salt water disposal fees and the sales of skim oil are included in revenue when the salt water is disposed of or the skim oil is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations are primarily comprised of disposing of salt water from a well site after use or delivery of skim oil as negotiated in each contract. Performance obligations are satisfied at a point when the salt water has been disposed of or skim oil has been delivered to the customer.

The following table disaggregates the Company’s revenue by source for the nine months ended September 30, 2019 and 2018:

	September 30,	September 30,
	2019	2018

Skim oil sales	$112,027	$225,445
Disposal fees	534,922	662,584
Revenues	646,949	888,029
Less: Discounts given	676	4,034
Total revenues	$646,273	$884,264

5.	BORROWINGS, SHAREHOLDER

Borrowings as of September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018

Revolving credit facility and term loan, shareholder (a)	$747,757	$747,757
Term note, shareholder (b)	4,321,065	4,321,065

Loans from stockholders (c) (d)	2,870,484	2,870,484
Installment notes (e)	11,941	11,941

Total debt	7,951,247	7,951,247
Less current portion	(7,951,247)	(7,951,247)
Total long-term debt	$—	$—

a.	The Revolving Credit Facility and Term Loan have a maturity date of July 23, 2017 and a default interest rate, which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of December 31, 2016. The loans are secured by all the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position with an accredited investor. As of September 30, 2019, the Company was not in compliance with its debt covenants under the Senior Loan Facility and is in default but the lender had not exercised its rights under the Senior Loan Facility. The outstanding balance of the Senior Loan Facility is included in current liabilities at September 30, 2019 and December 31, 2018 because the Company did not comply with its debt covenants, including the timely payment of interest and principal.

b.	The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. As of September 30, 2019, the Company did not comply with its debt covenants under the Loan Agreement and is in default but the lender had not exercised its rights under the Loan Agreement. The outstanding balance of the note pursuant to the Loan Agreement is included in current liabilities at September 30, 2019 and December 31, 2018 because that the Company was not in compliance with its debt covenants, including the timely payment of interest. On June 30, 2017, the holder of the Loan Agreement agreed to exchange the outstanding accrued interest on the Loan Agreement for common stock in the company and agreed to lower the interest rate on the Loan Agreement to 3% annually effective July 1, 2017.

c.

On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered a loan agreement with the Company for $2,783,484. As of September 30, 2019, and December 31, 2018 the principal balance of the note was $2,783,484. The note bears interest at 9% per annum. The terms of the note require the cash payment of one half of the interest cost monthly (4.5% per annum), and the remaining half is accrued as payment in kind interest. The note and all accrued interest were due and payable in November 27, 2015. The principal and interest on the note payable is past due pursuant to its terms and is in default.

d.	On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. The note was to be paid in installments throughout the year ended December 31, 2014 with a portion of the repayment conditioned upon the sale of certain of the Company’s disposal wells. The principal and interest on the note payable to the CEO is past due pursuant to its terms and is in default.

e.	The Company has an installment loan with an outstanding principal balance of approximately $11,941 used to acquire property and equipment for use in the Company’s operations. The collateral for the loan was no longer in use in the Company’s operations and was returned to the lender May 2016. The reduction in principal from the surrender of the collateral was less than the total balance owed. The remaining principal balance of the loan is past due and is in default and is classified as a short-term liability.

6.	COMMITMENTS AND CONTINGENCIES

a.

The Company leases land under long-term operating leases where seven of its disposal wells are located. These leases expire on various dates through December 31, 2034. As of January 1, 2019, the Company adopted ASC 842 requiring recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. Rent expense for the three months ended September 30, 2019 and September 30, 2018 was $27,000.

Aggregate future lease liabilities under ASC 842 are as follows:

Years Ending	Disposal Well
December 31,	Leases
2019	$25,000
2020	96,000
2021	96,000
2022	93,000
2023	84,000
Thereafter	804,000
$1,198,000

b.	The Company has applied the new accounting standard ASC 842 on a modified retrospective basis to leases existing at the beginning of the earliest period presented in the financial statements. The adoption of the accounting standard resulted in the recognition of a Right of Use of $886,497 and a Lease Liability – Current of $104,000 and a lease liability- Non-Current of $782,497 as of September 30, 2019. As this lease does not provide an implicit interest rate, we used a portfolio approach to determine a collateralized incremental borrowing rate of 5.5% based on the information available at the date of adoption of Topic 842 to determine the lease liability. Amortization expense is recognized on a straight-line basis over each lease term. Amortization expense was $87,608 for the nine months ended September 30, 2019, which is included in operating costs on the statement of operations.

c.	From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs and legal costs associated with these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

d.

During the period ended September 30, 2019, three customers accounted for 50%, 29% and 17% of the Company’s total revenues, respectively. During the period ended September 30, 2018, the same three customers accounted for 31%, 29% and 23% of the Company’s total revenues, respectively. Management does not believe there are any significant accounts receivable concentrations.

e.	The Company maintained general liability insurance throughout the year.

7.	RELATED PARTY TRANSACTIONS
a.

During the period ended September 30, 2019, Frontier Oilfield Services, Inc. made payments for its workers’ compensation insurance to another company which was owned by a board member of Frontier Oilfield Services, Inc. These payments totaled $7,485 for the year ended September 30, 2019.

8.	SUBSEQUENT EVENTS
	a.	The Company is in the process of entering into a Purchase and Sale Agreement with an outside party for five salt water disposal wells located in Texas. Although a form 8k was filed with the SEC as of October 1, 2019, this sale has not been executed at the time of this report.

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

We are obligated under long-term leases for the use of land where seven of our disposal wells are located. Two of the leases are for extended periods. The first lease expires on February 7, 2023 (with two options to renew for an additional 10 years each). The second lease expires on December 1, 2034 with a one-year renewal option. One lease expired on November 4, 2019. The aggregate monthly lease payments for the disposal well leases are $8,000.

Due to the decrease in production at our disposal wells and the uncertainty regarding the recovery of carrying value of the disposal wells and related disposal well permits, we recorded impairment losses on these assets totaling $2,648,576 during the third quarter of 2019.

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

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company has adopted ASC 842 requiring the recoding of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying leases.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2019, we reported a net loss of $2,768,309 as compared to a net loss of $1,057,960 for the nine months ended September 30, 2018. The components of these results are explained below.

Revenue - Total revenue decreased by $238,140 or 27% from $884,413 for the nine months ended September 30, 2018 to $646,273 for the nine months ended September 30, 2019. The decrease was due lower volumes of fluids disposed in the disposal wells.

Expenses - The components of our costs and expenses for the nine months ended September 30, 2019 and 2018 are as follows:

	For the Nine Months Ended		%
	September 30,	September 30,	Increase
	2019	2018	(Decrease)
Costs and expenses:
Operating costs	$499,407	$518,259	-4%
General and administrative	211,650	700,893	-70%
Depreciation and amortization	419,436	431,154	-3%
Impairment loss, property and equipment	2,441,268	—	100%
Impairment loss, intangible assets	207,308	—	100%

Total cost and expenses	$3,779,069	$1,650,306	129%

The decrease in the volumes of saltwater and other fluids disposed caused a decrease in operating expenses for the nine months ended September 30, 2019. Management has focused on reducing general and administrative expenses until disposed volumes are increased.

Other (income) expenses - Interest expense for the nine months ended September 30, 2019 was $327,951, compared to interest expense of $329,751 for the nine months ended September 30, 2018. Other (income) expense for the nine months ended September 30, 2019 included gains of $692,402 for the extinguishment of debt. These gains were due to the reduction of accounts payable with vendors through write offs of dormant accounts.

Operating results for the nine months ended September 30, 2019 and 2018 reflect a net loss of $2,768,309 and a net loss of $1,057,960 respectively. We have not recorded any federal income taxes for the nine months ended September 30, 2019 and 2018 because of our accumulated losses and our substantial net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of September 30, 2019, we had total current assets of $66,936. Our total current liabilities as of September 30, 2019 were approximately $10.5 million, including approximately $8.0 million of debt classified as current liabilities. We had a working capital deficit of approximately $10.4 million and $10.6 million as of September 30, 2019 and December 31, 2018.

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

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Net cash used in operating activities	$(11,297)	$(44,294)

Net cash provided by investing activities	—	29,413

Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	$(11,297)	$(14,881)

As of September 30, 2019, we had $14,861 in cash, a decrease of $11,297 from December 31, 2018 due to cash used by operations.

Net cash used in operating activities was $7,219 for the nine months ended September 30, 2019. Net cash used by operating activities was $44,294 for the nine months ended September 30, 2018.

Net cash provided by investing activities was $29,413 for the nine months ended September 30, 2018 due to repayment of an advance from an entity owned by one of the principal shareholders of the Company. The cash advance was held in an investment account of the entity and is due on demand to the Company at any time.

Capital Expenditures

The Company suspended capital expenditures during the nine months ended September 30, 2019 due to the lower volumes disposed. The Company does not currently anticipate any major capital expenditures for the remainder of 2019.

Indebtedness

The Company and its subsidiaries entered a Term Loan, Guaranty and Security Agreement (the “Loan Agreement”) on July 23, 2012 with ICON for $5 million. The Loan Agreement has a senior secured position in the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. The covenants in the Loan Agreement are, in all material respects, the same as in the Senior Loan Facility. On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable associated with the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. As of September 30, 2019, the Company was not in compliance with its debt covenants under the Loan Agreement and the lender had not exercised their rights under the Loan Agreement. The outstanding balance of the Loan Agreement note is included in current liabilities at September 30, 2019 and December 31, 2018 because the Company was not in compliance with its debt covenants.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

The outstanding principal balance of the Senior Loan Facility, the Loan Agreement and the two stockholder loans are included in current liabilities at September 30, 2019 because the Company was not in compliance with the debt covenants or payment terms on the indebtedness, including the timely payment of interest and principal in accordance with the loan agreements. To date, none of the holders of the Senior Loan Facility, the Loan Agreement or the two stockholder loans have declared that the Company is in default or have otherwise sought remedies under the respective terms of these loan agreements.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2019.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ Donald Ray Lawhorne
Donald Ray Lawhorne, Chief Executive Officer and Chief Accounting Officer