Form 10-K
period 2019-12-31
FRONTIER OILFIELD SERVICES INC
filed 2020-05-29
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30746

FRONTIER OILFIELD SERVICES INC.

(Exact name of registrant as specified in its charter)

Texas	75-2592165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd., #3254
Las Vegas, Nevada	89107
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including Area Code: (702) 330-2430

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

On December 31, 2019, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,071,042. The amount was calculated by subtracting the total number of common shares held by officers, directors, and stockholders owning in excess of 5% of the registrant’s common stock from the total number of shares and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on December 31, 2019 as reported on the Over-The-Counter The Venture Market. As of May 29, 2020, the Company had 100,000,000 issued and outstanding shares of common stock.

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

Item 1.	Business

Our Business

TRICCAR, Inc. formerly known as Frontier Oilfield Services, Inc. a Nevada corporation (and collectively with its subsidiaries, “we”, “our”, “TRICCAR”, “Frontier”, “FOSI”, or the “Company”), was organized on March 24, 1995. The accompanying consolidated financial statements include the accounts of the Company as well as:

●	Frontier Acquisition I, Inc., and its direct and indirect subsidiaries Chico Coffman Tank Trucks, Inc. (“CTT”) and Coffman Disposal, LLC; and
●	Frontier Income and Growth, LLC (FIG) and its subsidiaries Trinity Disposal & Trucking, LLC and Trinity Disposal Wells, LLC.

Frontier operates in the oilfield service industry and was involved in the disposal of saltwater and other oilfield fluids in Texas. Frontier owned eight disposal wells in Texas. Six of these disposal wells are located in the Barnett Shale region in north central Texas and two of these wells are located in east Texas near the Louisiana border. All wells have either been repossessed by the lessor or were transferred.

The significant quantity of wells in the Barnett Shale and east Texas regions combined with the presence of salt water and other fluids in the production process creates demand for disposal services such as those services provided by Frontier.

We had three customers that represented approximately 95% and 81% of our revenue for each of the years ended December 31, 2019 and 2018, respectively.

Recent Developments

On December 12, 2019, Frontier Oilfield Services, Inc. entered into a Reorganization and Stock Purchase Agreement (the “Agreement”) to change its corporate domicile from Texas to Nevada, assume the name TRICCAR, Inc. (“TRICCAR”), and to acquire 100% of the issued and outstanding equity of TRICCAR Holdings, Inc., a Nevada Corporation (“TRICCAR Holdings”).

Pursuant to the Agreement, effective on February 28, 2020, the parties closed the Agreement.

TRICCAR acquired 100% of the issued and outstanding equity of TRICCAR Holdings TRICCAR issued 80,000,000 shares of stock to acquire all the issued and outstanding equity stock of TRICCAR Holdings while TRICCAR shareholders retained 20,000,000 shares of stock.

TRICCAR’s management team and Board of Directors resigned and were replaced by TRICCAR Holdings management team and a new five member Board of Directors. At that time, Frontier Oilfield Services ceased operations in the oilfield services industry.

The Company is engaged in the development of bioceutical and pharmaceutical products designed to support those with common illnesses and diseases. Bioceuticals developed and tested to date include formulae designed to support human and animal health through antivirals, calcium deficiency and bone mass density loss; obesity and weight loss; diabetic nerve pain; blood performance; hypothyroidism; pain management; ADHD; mental acuity; endocannabinoid support; trigeminal neuralgia; menopause relief; endocannabinoid support for seizures; cellular hydration; persistent headache; cough; liver and kidney health; vision; and sleep. Pharmaceutical formulae include solutions that, pending FDA approval, may be brought to market to treat or cure amyotrophic lateral sclerosis; diabetic nerve pain; appetite stimulation for chemotherapy patients; and congenital toxoplasmosis.

As product development led to above average success rates in creating formulae to support those with illnesses and diseases, the investors behind the Company decided to bring these advancements to the public. On August 22, 2017, TRICCAR Holdings, Inc. was incorporated in the State of Nevada.

The Company is addressing human health care market and animal science market with a current pipeline of products. Five of the Company’s human-use products also have applications in animal science, primarily in the areas of performance, muscular recovery, joint care, and endocannabinoid support and will be sold through an as yet-to-be formed animal science subsidiary.

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

The report of our independent auditors contained in our financial statements for the year ended December 31, 2019 includes a paragraph that explains that we have been experiencing financial and liquidity concerns. Per the report, these conditions raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report, along with our recent financial results, may make it difficult for us to raise additional debt or equity financing necessary to conduct our operations.

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

Unanticipated obstacles to execution of business plan.

Our proposed plan of operation and prospects will depend largely upon our ability to successfully establish Company’s and products’ presence in a timely fashion, retain and continue to hire skilled management, technical, marketing and other personnel; and attract and retain quality business partners, medical clients, and consumer clients. There can be no assurance that we will be able to successfully implement our business plan or develop or maintain future business relationships, or that unanticipated expenses, problems or technical difficulties which would result in material delays in implementation will not occur.

The COVID-19 pandemic.

In December 2019, when the first indications of SARS-CoV-2 were being reported from Wuhan, China, Management began implementing plans to incorporate work-from-home initiatives, acquiring face masks and gloves for employees, and accumulating disinfectants such as alcohol and bleach. On January 27, 2020 the Company formally put in place work-from-home efforts. On March 12, 2020, Nevada Governor Steve Sisolak implemented state-at-home orders for businesses and employees which are still in effect. While our early identification of the risks of SARS-CoV-2 have protected our employees with zero cases of COVID-19 infection to date, the global pandemic has delayed the Company’s plans to bring 11 of our products to market due to supplier and transportation limitations. Given the continued challenges of the pandemic, Management is unable to provide a definitive date when our first bioceutical products will be made available for public purchase. The pandemic has resulted in record unemployment in the United States which impacts consumers’ financial ability to purchase bioceuticals and this retraction in employment and consumer confidence may have a negative short-term impact on the Company.

Competition may adversely affect us.

The market is highly competitive. There are high barriers to entry, yet we expect that competition will intensify in the future. We believe that numerous factors, including price, client base, brand name, and general economic trends (particularly unfavorable economic conditions adversely affecting consumer investment), will affect our ability to compete successfully. Our competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we do. There can be no assurance that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully. Increased competition could result in significant price competition, which in turn could result in lower revenues, which could materially adversely affect our potential profitability.

Overreliance on management.

We depend on our senior management to work effectively as a team, to execute our business strategy and business plan, and to manage employees and consultants. Our success will be dependent on the personal efforts of key personnel. Any of our officers or employees can terminate his or her employment relationship at any time, and the loss of the services of such individuals could have a material adverse effect on our business and prospects. The entire senior management team has worked together for only a very short period of time, and may not work well together as a management team.

We will incur losses and there is no guarantee that we will ever become profitable.

We are a relatively newly formed company. There is no guarantee that we will ever become profitable. The costs for research, product development, machinery adaptation to create our product candidates and cannabis products and/or technologies, along with marketing and selling expenses, and the general and administrative expenses, will be principal causes of our costs and/or potential losses. We may never become profitable and if we do not become profitable your investment could be harmed or lost completely.

We may need additional capital in the future in order to continue our operations.

We are undertaking a $15,000,000 PIPE financing, which we will use for operations and growth. However, if in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings. If funds are not sufficient to support operations, we may need to pursue a financing or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity. Long term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control, including:

●	our ability to successfully sell our products;
●	Government legislation changes;
●	our ability to successfully develop and obtain necessary national, federal, provincial, and/or state regulatory approval(s) for some of own products;
●	the success of our partners and distributors in selling our products;
●	our ability to successfully sell future products if we choose not to partner the product;
●	our ability to manufacture, or have manufactured, products efficiently, at the appropriate commercial scale, and with the required quality, and our ability to source and purchase from third party hemp cultivators that supplies required to produce our products;
●	timing of our partners’ development, regulatory and commercialization plans;
●	the demand for our products from current and future distribution and/or wholesale and/or retails partners;
●	our ability to increase and continue to outsource our raw materials and our manufacturing capacity to allow for new product
●	introductions;
●	the level of product competition and of price competition;
●	consumer acceptance of our current and future products;
●	our ability to obtain reimbursement for our products from third-party payers;
●	our ability to develop additional applications and line extensions for our products;
●	our ability to attract the right personnel to execute our plans;
●	our ability to develop, maintain or acquire patent positions;
●	general economic conditions in the USA, the nutritional supplements, pharmaceutical and cannabis industries.

We intend to launch our first products in late 2020 and as a company, we have limited sales experience.

We intend to begin marketing our products in late Fall 2020, and although we have highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing products. In order to commercialize the products business, we have to build our sales, marketing, distribution, managerial and other nontechnical capabilities and make arrangements with third parties to perform these services when needed. We have to hire sales representatives to fill and manage sales territories. To the extent we are relying on third parties to commercialize our business, we may receive less revenues or incur more expenses than if we had commercialized the products ourselves. In addition, we may have limited control over the sales efforts of any third parties involved in our commercialization efforts. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of our products through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we may not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and future product opportunities. Similarly, we may not be successful in establishing the necessary commercial infrastructure, including sales representatives, wholesale distributors, legal and regulatory affairs teams. The establishment and development of commercialization capabilities to market our products has been and will continue to be expensive and time consuming.

As we continue to develop these capabilities, we will have to compete with other companies to recruit, hire, train and retain sales and marketing personnel. If we have underestimated the necessary sales and marketing capabilities or have not established the necessary infrastructure to support successful commercialization, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell our products may be adversely affected.

United States Government regulation and enforcement may adversely affect the implementation of products that contain extracts of cannabis and/or cannabis adult use laws and regulations may negatively impact our revenues and profits.

Although legislation in the United States continues to evolve, there are currently 44 states in the United States, plus the District of Columbia that have laws and/or regulations that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Eleven states have laws and/or regulations that allow cannabis use by adults for nonmedical purposes, often referred to as “recreational use”. More states are considering permitting cannabis use. Around the world there are countries that are enacting medical and/or adult use cannabis regulations almost weekly.

Conversely, under the Controlled Substance Act (the “CSA”), the policy and regulations of the federal government and its agencies is that cannabis containing THC (“CCTHC”) has no medical benefit and a range of activities including cultivation and use of CCTHC for personal use is prohibited. Until Congress amends the CSA with respect to CCTHC or there is an outcome of the current lawsuit against the unconstitutional application of CCTHC in the CSA, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain. The DOJ (Department of Justice) has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our revenue and profits.

TRICCAR operates under the assumption that the strain of cannabis commonly referred to as marijuana is and will remain a federally illegal drug for the foreseeable future. Our efforts to secure licenses from the Drug Enforcement Administration, which would allow the Company to conduct marijuana research, may not be awarded, thus preventing us from pursing commercialization of eleven of our formulae. We assume the current status of marijuana as an illegal substance at the federal level will not change in the foreseeable future and these eleven formulae, which require FDA approval, may not receive such approval.

Federal regulation and enforcement may adversely affect the implementation of adult use/medical cannabis laws and regulations may negatively impact our revenues and profits. Even in states where marijuana use is state sanctioned, state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Both the Obama and Trump administrations have effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state designated laws allowing the use and distribution of medical cannabis. In May 2017, Congress unveiled their new budget bill and as such, lawmakers included a provision, known as the Rohrabacher Farr amendment, which allows states to carry on with crafting their own medical marijuana policies without fear of federal intervention. This bill was passed and as a result, no federal monies have been approved or appropriated to be used to enforce federal law in these cannabis program participating states. Investors should understand that there is no guarantee that the Trump administration will not attempt to change this again in the future. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to the Company and its shareholders. Though we anticipate 20% of our product sales revenue may be related to extracts of industrial hemp and/or marijuana, we may be irreparably harmed by a change in enforcement by the federal or state governments.

In the United States, variations in state and local regulation and enforcement in states that have legalized medical/adult use cannabis that may restrict cannabis-related activities, including activities related to adult use/medical cannabis may negatively impact our revenues and profits.

Although we intend to operate within the letter of the law and work with the Drug Enforcement Administration and Food & Drug Administration where required, certain of our products, such as products containing cannabidiol and intended for use in certain geographic areas, may not be deemed legal for consumption in the United States. Individual state laws do not always conform to the federal standard or to other states laws and courts have historically ruled that federal law trumps state law in regard to cannabis regulation. Prospective customers may be deterred from doing business with a company with significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or adult use cannabis.

Commercialization of our products will require significant resources, and if we do not achieve the sales expected, we may lose the substantial investment made in our products.

We have made and are continuing to make substantial expenditures commercializing our products. We are devoting substantial resources to building our manufacturing and extraction equipment for cannabis and other products as well as continued investment in commercial supply inventories to support commercialization, including our inclusion of sale, operational and scientific managers. We have and expect to continue to devote substantial resources to establish and maintain a marketing capability for our products. If we are unsuccessful in our commercialization efforts and do not achieve the sales levels of our products that we expect, we may be unable to recover the large investment we have made in research, development, manufacturing, inventory and marketing efforts, and our business and financial condition could be materially adversely affected.

We will rely on third parties to perform many necessary services for our products, including services related to the distribution, invoicing, storage and transportation of our products, broadband, customer support, and cloud-based and site-based computer servers and services.

We intend to retain and partner with third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

The failure of any of our third-party distributors and/or retailers to market, distribute and sell our products as planned may result in us not meeting revenue and profit targets.

If one or more of these distributors and/or retailers fail to pursue the development or marketing of the products as planned, our revenues and profits may not reach expectations or may decline. The success of the marketing organizations of our partners, as well as the level of priority assigned to the marketing of the products by these entities, which may differ from our priorities, may determine the success of the product sales. Competition in this market could also force us to reduce the prices of our products below currently planned levels, which could adversely affect our revenues and future profitability.

We will depend on a large number of customers for the majority of our revenue, and the loss of these customers could substantially reduce our revenue and impact our liquidity.

The loss of any customers or reduction in our business activities, whether due to recalls, changes in consumer tastes, economic changes, or natural disasters such as floods, earthquakes or pandemics such as COVID-19 could cause our revenues to decrease significantly and increase our continuing losses from operations. If our products are not successful and we cannot broaden our customer base, we may face financial challenges. Additionally, if we are unable to negotiate favorable business terms with these customers in the future, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability or continue operations.

If we cannot develop and market our products as rapidly or cost effectively as competitors, we may never be able to achieve profitable operations.

Our success depends, in part, upon maintaining a competitive position in the development of products.

If we cannot maintain competitive products and technologies, our current and potential distribution partners may choose to adopt the products of our competitors. We face competition with respect to our products from major nutraceutical and pharmaceutical companies and smaller firms worldwide. Our competitors may develop products that are safer, more effective, have fewer side effects, or are less costly than our products. Some of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, and marketing and distribution than we do.

If we cannot access ingredients for our products due to environmental factors such as drought, hurricane, tornado, flooding, or other natural disasters or acts of war, or the presence of pandemics, including novel coronavirus, we may not be able to manufacture our products thus resulting in lack of sales.

Our success depends, in part, upon maintaining a list of ingredient manufacturers from around the world, including China, for the manufacture of products. If we cannot obtain ingredients due to environmental factors, natural disasters, acts of war, or pandemics, we may not be able to manufacture enough products for sale in order to meet our financial goals.

Others may bring infringement claims against us, which could be time consuming and expensive to defend.

While we do not believe we infringe on any patents, third parties may claim that the manufacture, use or sale of our products, or use of our technologies, infringe their patent rights. As with any litigation where claims may be asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in the patent office or the courts. If these are not resolved favorably, we may not be able to continue to develop and commercialize our product candidates. Even if we were able to obtain rights to a third party’s intellectual property, these rights may be nonexclusive, thereby giving our competitors potential access to the same intellectual property. If we are found liable for infringement or are not able to have these patents declared invalid or unenforceable, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by patents of others. Any litigation could be costly and time consuming and could divert the attention of our management and key personnel from our business operations. We may not have identified, or be able to identify in the future, U.S. or foreign patents that pose a risk of potential infringement claims. Ultimately, we may be unable to commercialize some of our product candidates as a result of patent infringement claims, which could potentially harm our business.

If we do not have adequate insurance for product liability, then we may be subject to significant expenses relating to these claims.

Our business entails the risk of product liability.

Although we have not experienced any material claims to date, any such claims could have a material adverse impact on our business. Insurance coverage is expensive and may be difficult to obtain and may not be available in the future on acceptable terms, or at all. We shall maintain product liability insurance and evaluate our insurance requirements on an ongoing basis. If we are subject to a product liability claim, our product liability insurance may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses that may have been suffered. A successful product liability claim against us, if not covered by, or if in excess of our product liability insurance, may require us to make significant compensation payments, which would be reflected as expenses on our statement of operations. Adverse claim experience for our products or insurance industry trends may make it difficult for us to obtain product liability insurance or we may be forced to pay very high premiums, and there can be no assurance that insurance coverage will continue to be available on commercially reasonable terms or at all. Additionally, if the coverage limits of the product liability insurance are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we make any acquisitions, we will incur a variety of costs and might never successfully integrate the acquired product or business into ours.

We might attempt to acquire products or businesses that we believe are a strategic complement to our business model.

We might encounter operating difficulties and expenditures relating to integrating an acquired product or business. These acquisitions might require significant management attention that would otherwise be available for ongoing development of our business. In addition, we might never realize the anticipated benefits of any acquisition. We might also make dilutive issuances of equity securities, incur debt or experience a decrease in cash available for our operations, or incur contingent liabilities and/or amortization expenses relating to goodwill and other intangible assets, in connection with future acquisitions.

Our business could be harmed if we fail to comply with regulatory requirements and, as a result, are subject to sanctions.

If we, or companies with whom we are developing technologies or who are manufacturing products on our behalf, fail to comply with applicable regulatory requirements, the companies, and we, may be subject to sanctions, including the following:

●	warning letters;
●	fines;
●	product seizures, quarantines or recalls;
●	injunctions;
●	refusals to permit products to be imported into or exported out of the applicable regulatory jurisdiction;
●	total or partial suspension of production;
●	withdrawals of previously approved marketing applications; or
●	criminal prosecutions.

Risks Related to our Common Stock

Future conversions or exercises by holders of options could dilute our common stock.

Purchasers of our common stock will experience dilution of their investment upon creation and exercise of the employee stock option program, employee stock grants, and other stock options or issued common shares used to conduct the normal course of business, including but not limited to, acquisitions, partnerships, property leases or purchases, and investments.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

Our officers and directors shall beneficially own a significant aggregate of shares of our outstanding common stock. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease.

We do not expect to pay dividends in the foreseeable future.

We intend to retain any earnings in the foreseeable future for our continued growth and, thus, do not expect to declare or pay any cash dividends in the foreseeable future.

The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate declaring any dividends in the foreseeable future. The Company would expect that determinations to pay dividends on its shares would be based primarily upon the financial condition, results of operations, regulatory and business capital requirements, any restrictions contained in financing or other agreements binding upon the Company, and other factors that the board of directors deems relevant.

Antitakeover effects of certain certificate of incorporation and bylaw provisions could discourage, delay or prevent a change in control.

Our certificate of incorporation and bylaws could discourage, delay or prevent persons from acquiring or attempting to acquire us. Our certificate of incorporation authorizes our board of directors, without action of our stockholders, to designate and issue preferred stock in one or more series, with such rights, preferences and privileges as the board of directors shall determine. In addition, our bylaws grant our board of directors the authority to adopt, amend or repeal all or any of our bylaws, subject to the power of the stockholders to change or repeal the bylaws. In addition, our bylaws limit who may call meetings of our stockholders.

Our President and Chief Executive Officer and Chief Financial Officer, through their ownership of 27,500,000 shares of Class B common stock represents 550,000,000 votes which, while providing additional protection against takeovers, could be viewed negatively due to voting control held in the hands of two individuals. Our establishment of Class B shares with twenty-to-one voting rights was designed to ensure the Company can operate according to our business plan without interference from persons or firms that may seek a hostile takeover of the Company. The high concentration of voting shares in the hands of two key executives could result in business decisions being made that are not supported by voting members of the Board of Directors which could lead to negative financial results.

Dependence upon Management and Key Personnel

The Company is, and will be, heavily dependent on the skill, acumen and services of the management of the Company. The loss of the services of any or all of these individuals or any other key individuals for any substantial length of time would materially and adversely affect the Company’s results of operation and financial position. (See “Management”).

Reorganization effects on GAAP

As a result of the Reorganization Agreement and the change in business and operations of the Company, a discussion of the past financial results of the Company, formally known as Frontier Oilfield Services, Inc., is not pertinent, and, under generally accepted accounting principles in the United States the historical financial results of TRICCAR Holdings, Inc., the acquired company for accounting purposes, prior to the Reorganization Agreement are considered the historical financial results of the Company.

Item 1B.	Unresolved Staff Comments.

There are no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2.	Description of Properties.

Our principal executive offices are located at 848 N. Rainbow Blvd., #3254, Las Vegas, Nevada 89107.

TRICCAR formerly known as Frontier has ceased operations in the oilfield services industry. All wells have either been repossessed by the lessor or were transferred.

On December 28, 2019, Company exchanged two Brunson Saltwater Disposal Wells and its related operating assets in Chico, Texas for Mr. Kenneth Owen’s cancelling any and all debt owed to him by Company and returning his 2,701,168 shares of common shares to Company’s treasury. Company also defaulted the other five leases and convert the ownership back to the lease holders.

Item 3.	Legal Proceedings

TBD

 PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prices for our common stock are quoted in the over-the-counter The Venture Market maintained by the National Quotation Bureau (NQB) owned The Venture Market OTC Market, Inc. and our ticker symbol is FOSI.QB. The following table shows the high and low bid information for our common stock for each quarter during the indicated periods.

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2019	$0.45	$0.93
Quarter ending June 30, 2019	$0.15	$0.45
Quarter ending September 30, 2019	$0.15	$0.30
Quarter ending December 31, 2019	$0.20	$0.27

QUARTER	LOW BID	HIGH BID
Quarter ending March 31, 2018	$0.33	$0.65
Quarter ending June 30, 2018	$0.33	$0.42
Quarter ending September 30, 2018	$0.38	$0.60
Quarter ending December 31, 2018	$0.17	$1.00

The above information was obtained from the Venture Market OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 974 shareholders of record for our common stock as of December 31, 2019.

Item 6.	Selected Financial Data

Not applicable as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 2019 and 2018.

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

Recent Financial Developments

None.

Results of Operations

For the year ended December 31, 2019, we reported a net loss of approximately $4.2 million as compared to a net loss of approximately $0.9 million for the year ended December 31, 2018.

Revenue. Total revenue was approximately $0.9 million for the year ended December 31, 2019 compared to approximately $1.1 million for the year ended December 31, 2018.

Expenses. The components of our costs and expenses for the years ended December 31, 2019 and 2018 are as follows:

			% Increase
Costs and expenses	2019	2018	(Decrease)
Operating Expenses	$556,150	$613,889	-9%
General and administrative	399,730	475,760	-16%
Stock based compensation	671,059	356,556	88%
Depreciation and amortization	419,436	574,872	-27%
Impairment loss, property and equipment	2,474,057	—	NM
Impairment loss, intangible assets	207,308	—	N	M
Total costs and expenses	$4,727,740	$2,021,077	134%

Lower repair and maintenance expenses caused a decrease in operating expenses for the year ended December 31, 2019.

Other (Income) Expense. Other (income) expenses for the year ended December 31, 2019 included $904,983 of interest expense compared to $439,305 of interest expense for the year ended December 31, 2018. Other (income) expense for the year ended December 31, 2019 and December 31, 2018 included gains of $585,815 and $438,596, respectively for extinguishment of debt. These gains were due to the reduction of accounts payable with vendors through write offs of dormant accounts.

We have not recorded federal income tax expense for the years ended December 31, 2019 and 2018 because of our net operating loss carry forwards. In addition, since there is continued uncertainty as to the realization of a deferred tax asset, we have not recorded any deferred tax benefits.

Liquidity and Capital Resources

Cash Flows and Liquidity

As of December 31, 2019, we had total current assets of $70,273. Our total current liabilities as of December 31, 2019 were approximately $161,091. We had a working capital deficit of approximately $90,818 as of December 31, 2019 compared to a working capital deficit of approximately $10.6 million as of December 31, 2018.

Our ability to obtain access to additional capital through third parties or other debt or equity financing arrangements is contingent upon our ability to locate adequate financing or equity investments on commercially reasonable terms. There can be no assurance that we will be able to obtain such financing on acceptable terms.

The following table summarizes our sources and uses of cash for the years ended December 31, 2019 and 2018:

	2019	2018

Net cash used in operating activities	$(27,015)	$(10,656)

Net cash provided by Investing activities	—	29,413

Net cash provided by financing activities	857	(9,755)
Net decrease in cash	$(26,158)	$9,002

As of December 31, 2019, we had a cash balance of $0, a decrease of $26,158 from December 31, 2018. The decrease was due to cash used in operating activities of $27,015 and cash provided by financing activities of $857.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS.

FRONTIER OILFIELD SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Frontier Oilfield Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Frontier Oilfield Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

May 29, 2020

We have served as the Company’s auditor since 2006.

 FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$—	$26,158
Accounts receivable, net	70,273	75,053
Advance to shareholder	—	—
Total current assets	70,273	101,211

Property and equipment, at cost	—	7,616,948
Less: accumulated depreciation	—	(4,811,127)
Property and equipment, net	—	2,805,821

Intangibles, net	—	262,190
Other assets	2,302	2,302
Total other assets	2,302	264,492
Total Assets	$72,575	$3,171,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt, primarily stockholders, net of deferred loan fees	$—	$7,951,247
Cash Overdraft	857	—
Accounts payable	160,234	1,033,622
Accrued liabilities	—	1,711,170
Total current liabilities	161,091	10,696,039
Long-term debt, less current maturities	—	—
Total Liabilities	161,091	10,696,039
Commitments and Contingencies (Note 9)
Stockholders’ Deficit:
Common stock- $.01 par value; authorized 100,000,000 shares;
20,000,000 and 14,760,178 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	200,000	147,603
Additional paid-in capital	46,804,531	35,266,295
Accumulated deficit	(47,093,047)	(42,938,413)
Total stockholders’ deficit	(88,516)	(7,524.515)
Total Liabilities and Stockholders’ Deficit	$72,575	$3,171,524

The accompanying notes are an integral part of these consolidated financial statements.

 FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2019	December 31, 2018
Revenue, net of discounts	$892,274	$1,135,491
Costs and expenses:
Operating costs	556,150	613,889
General and administrative	399,730	475,760
Stock based compensation	671,059	356,556
Depreciation and amortization	419,436	574,872
Impairment loss, property and equipment	2,474,057	—
Impairment loss, intangible assets	207,308	—
Total costs and expenses	4,727,740	2,021,077
Operating loss	(3,835,466)	(885,586)
Other (income) expense:
Interest expense	904,983	439,305
Gain on extinguishment of debt	(585,815)	(438,596)
Total Other (income) expense	319,168	709

Loss before provision for income taxes	(4,154,634)	(886,295)
Provision for income taxes	—	—
Net loss	$(4,154,634)	$(886,295)

Net loss per common share - Basic	$(0.29)	$(0.06)

Weighted Average Common Shares Outstanding:
Basic	14,302,491	14,237,269

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities:
Net loss	$(4,154,634)	$(886,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419,436	574,872
Impairment loss, property and equipment	2,680,965	—
Gain on extinguishment of debt	(585,815)	(438,596)
Stock based compensation	671,059	356,556

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	4,780	(5,091)

Increase (decrease) in operating liabilities:
Accounts payable	3,264	(49,330)
Accrued expenses	933,930	437,228
Net cash used in operating activities	(27,015)	(10,656)

Cash Flows from Investing Activities:
Repayment of advance to shareholder	—	29,413

Net cash provided by investing activities	—	29,413

Cash Flows from Financing Activities:
Cash overdraft	857	(9,755)
Net cash used in financing activities	857	(9,755)

Net increase (decrease) in cash	(26,158)	9,002
Cash at beginning of the period	26,158	17,156
Cash at end of the period	$—	$26,158

Supplemental Cash Flow Disclosures
Interest paid	$—	$33,637
Taxes paid	$—	$—

Non-cash investing and financing activities:
Company exchanged Brunson Saltwater disposal Well and its related operating assets in Chico, Texas with a shareholder for cancelling any and all debt owed to him by Company and returning his 2,701,168 shares of Company’s common shares	$4,861,575
Company exchanged 5,460,098 shares of common stock of the Company with two shareholders for cancelling any and all debt owed to them by the Company	$6,085,012

The accompanying notes are an integral part of these consolidated financial statements.

 FRONTIER OILFIELD SERVICES, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance December 31, 2017	13,868,788	$138,689	$34,918,653	($42,052,118)	($6,994,776)

Common stock issuance	891,390	8,914	347,642	—	356,556

Net Loss	—	—	—	(886,295)	(886,295)

Balance December 31, 2018	14,760,178	$147,603	$35,266,295	($42,938,413)	($7,524,515)

Shares issued for extinguishment of debt	5,460,098	54,601	6,030,411	—	6,085,012

Shares issued for compensation	2,480,892	24,809	646,250	—	671,059

Shares to be returned to treasury	(2,701,168)	(27,013)	—	—	(27,013)

Debt extinguishment with Kenneth Owen	—	—	4,861,575	—	4,861,575

Net Loss	—	—	—	(4,154,634)	(4,154,634)

Balance December 31, 2019	20,000,000	$200,000	$46,804,531	($47,093,047)	($(88,516)

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OILFIELD SERVICES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ACTIVITIES

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

In December 2019, the Company has ceased operations in the oilfield services industry.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the year ended December 31, 2019 and 2018, except as disclosed.

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

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2019 and 2018:

	Year ended	Year ended
	December 31, 2019	December 31, 2018

Disposal fees for disposed fluids	$753,012	$852,697
Crude oil sales	139,262	282,794

	$892,274	$1,135,491

Cash

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of December 31, 2019, and 2018, none of the Company’s cash was more than federally insured limits.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of December 31, 2019, and 2018, the Company’s allowance for doubtful accounts was $146,441 and $146,441, respectively. The Company wrote off $0 and $0 of accounts receivable against the allowance for doubtful accounts in 2019 and 2018 respectively.

At December 31, 2019 and 2018, the Company had the following customer concentrations.

	Percentage of Revenue		Percentage of Accounts Receivable
	2019	2018	2019	2018
Customer A	50%	32%	47%	33%
Customer B	29%	29%	40%	36%
Customer C	16%	23%	*	*

* Less than 10%

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

For the year ended December 31, 2019 and 2018, depreciation expense amounts to $364,554 and $501,696, respectively.

As of December 31, 2019, the Company evaluated the projected annual revenues from its disposal wells in relation to disposal costs per barrel and projected general and administrative costs and determined that the assets were fully impaired. Accordingly, the Company recorded an impairment loss of $2,474,057 on its disposal wells for the year ended December 31, 2019. For the year ended December 31, 2018, the impairment loss was $0.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2019 and 2018, except as disclosed.

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

	2019	2018
Earnings (numerator)
Net loss	$(4,154,634)	$(886,295)
Net loss available to common shareholders	$(4,154,634)	$(886,295)

Shares (denominator)
Weighted average common shares outstanding (basic)	14,302,491	14,237,269

Loss per share (basic)	$(0.29)	$(0.06)

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will, among other impacts, change the criteria under which leases are identified and accounted for as on- or off-balance sheet. The guidance will be effective for the fiscal year beginning after December 15, 2018, including interim periods within that year. Once effective, the new guidance must be applied on a modified retrospective basis to leases existing at the beginning of the earliest period presented in the financial statements. The Company adopted this ASU on January 1, 2019 and evaluated and presented the impacts of the adoption of this ASU in September 2019, however we no longer need to present the adoption of this ASU due to ceased related operations by the end of 2019.

5.	INTANGIBLE ASSETS

Intangible assets are carried at cost and are amortized on a straight-line bases over the estimated lives of the assets. The Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Impairment loss has been recorded in current period.

For the year ended December 31, 2019 and 2018, amortization expense amounted to $54,882 and $73,176, respectively.

The Company recorded an impairment loss of $207,308 on its intangible assets, consisting of disposal well permits, for the year ended December 31, 2019. For the year ended December 31, 2018, the impairment loss was $0.

In connection with the acquisition of CTT, the Company acquired intangible assets consisting of disposal well permits and customer relationships. The Company valued the disposal well permits using the build-out (Greenfield) valuation technique. The customer relationships were valued by the Company using the excess earnings valuation technique.

Disposal well permits are definite-life intangible assets, which are amortizable over their estimated useful life. The intangible assets, net of amortization as of December 31, 2018 were as follows:

	December 31, 2018
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life
Intangible Assets
Disposal well permits	$1,163,058	$(900,868)	$262,190	10 years

6.	BORROWINGS

Outstanding borrowings as of December 31, 2019 and 2018 were as follows:

	December 31,	December 31,
	2019	2018
Revolving credit facility and term loan (a)	$—	$747,757
Term note (b)	—	4,321,065
Loans from stockholders (c) (d)	—	2,870,484
Installment notes	—	11,941
Total debt	—	7,951,247
Less current portion	—	(7,951,247)
Total long-term debt	$—	$—

a.

The Revolving Credit Facility and Term Loan have a maturity date of July 23, 2017 and a default interest rate, which is the base rate plus the applicable margin plus 2% (6.75% and 7.75%, respectively as of December 31, 2016. The loans are secured by all the Company’s properties and assets except for its disposal wells wherein the Senior Loan Facility has a subordinated secured position with an accredited investor. On December 28, 2019, Company exchanged 786,300 shares of common stock of the Company with the stockholder for cancelling any and all debt owed to them by the Company.

b.

The Company and its subsidiaries entered into a Term Loan, Guaranty and Security Agreement on July 23, 2012 with ICON (the “Loan Agreement”). On December 27, 2014 an affiliate of an accredited investor who is also a stockholder purchased the note payable under the Loan Agreement. The accredited investor assumed the terms and conditions of the Loan Agreement. The Loan Agreement provides the lender with a senior secured position on the Company’s disposal wells and a subordinated position to the Senior Loan Facility on all other Company properties and assets. On December 28, 2019, Company exchanged 4,543,798 shares of common stock of the Company with the stockholder for cancelling any and all debt owed to them by the Company.

c.

On May 27, 2014 an accredited investor, who is also a stockholder in the Company, entered into a loan agreement with the Company for $2,783,484. As of December 31, 2019, and 2018, the principal balance of the note was $0 and $2,783,484, respectively. On December 28, 2019, Company exchanged Brunson Saltwater disposal Well and its related operating assets in Chico, Texas with the stockholder for cancelling any and all debt owed to him by Company and returning his 2,701,168 shares of Company’s common shares.

d.

On March 21, 2014 the CEO of the Company, who is also a stockholder in the Company entered into a promissory note agreement whereby the CEO loaned the Company $87,000. The promissory note has an interest rate of 7% per annum. On December 28, 2019, Company exchanged 130,000 shares of common stock of the Company with the stockholder for cancelling any and all debt owed to him by the Company.

7.	EQUITY TRANSACTIONS

On December 28, 2019, Company exchanged 5,460,098 shares of common stock of the Company with two shareholders for cancelling any and all debt owed to them by the Company. The principal plus accrued interest and accounts payable totaled $6,085,012.

On December 28, 2019, Company exchanged Brunson Saltwater disposal Well and its related operating assets in Chico, Texas with a shareholder for cancelling any and all debt owed to him by Company and returning his 2,701,168 shares of Company’s common shares.  The principal plus accrued interest and accounts payable totaled $4,861,575.

On December 28, 2019, Company recorded face value in the amount of $281,555 of the shares of common stock issued to a shareholder to compensate his service provided.

8.	STOCK BASED COMPENSATION

On December 28, 2019, the Company issued an aggregate of 1,442,606 shares of common stock to the members of the Board of Directors and outside consultants. Two members of the Board of Directors received 421,303 shares each. One member of the Board of Directors received 300,000 shares. Outside consultants to the Company received an aggregate of 300,000 shares in exchange for their services to the Company. The Company recorded stock compensation expense of $389,504 for the year ended December 31, 2019 associated with the stock issuance.

Under the terms of the Company’s employment agreement with Mr. O’Donnell, Mr. O’Donnell receives a grant of 6,250 shares of the Company’s common stock per quarter and a grant of 1,000 shares of the Company’s common stock times the number of years of completed service issued annually. In addition, Mr. O’Donnell receives options to purchase up to 15,000 of the Company’s common stock per calendar quarter at an exercise price equal to the ending bid price of the last market day prior to the date of the option award. The option exercise period for the option is up to two years from its date of issuance, at which time the option expires. Due to the Company’s operating performance, no grants were made to Mr. O’Donnell for the years ended December 31, 2019 or 2018 under this provision of his employment agreement.

9.	COMMITMENTS AND CONTINGENCIES
a.

The Company ceased operation in oilfield service industry and currently carries no long term commitments. Two of the leases were transferred as part of the asset transaction. The rest of the leases were defaulted at the end of the year, and the wells have been repossessed by the lessor.

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

c.

The Company realized a reduction in certain liabilities for accounts payable with certain vendors through a combination of expiration of the statute of limitations. This activity resulted in a one-time gain on extinguishment of debt of $585,815 for the year ended December 31, 2019 and $438,596 for the year ended December 31, 2018.

10.	INCOME TAXES

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance was made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes was recorded for the year ended December 31, 2019 and 2018 due to the Company’s net operating loss carry forward from prior years.

The following table reconciles income tax expense and rate base on the statutory rate to the Company’s income tax expense.

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	Percentage	Amount	Percentage
Computed “expected” income tax benefit	$(872,000)	21.00	$(186,000)	21.0
Increase (decrease) in income taxes resulting from:
Changes in estimates	795,000	(19.00)	266,000	(30.0)
Changes in valuation allowance	77,000	(2.00)	(80,000)	9.0
Provision for federal and state income tax	$—	—	$—	—

Deferred Income Taxes

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	Years Ended December 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss benefit	$7,373,250	$6,821,090
Bad debt allowance	31,263	31,263
Stock based compensation	395,100	254,100
Gain on sale of assets	438,142	438,142
Depreciation and amortization	(3,420,174)	(3,443,174)
Total deferred tax assets	4,817,581	4,101,421
Valuation allowance	(4,817,581)	(4,101,421)
Net deferred tax assets	$—	$—

At December 31, 2019 and 2018, the Company has net operating loss carry forwards of approximately $35.9 million and $31.7 million, respectively, remaining for federal income tax purposes. Net operating loss carry forwards may be used in future years to offset taxable income subject to compliance with Section 382 of the Internal Revenue Code. The federal net operating loss carry forwards will expire in 2020 through 2035.

11.	RELATED PARTY TRANSACTION

On December 28, 2019, Company exchanged 5,460,098 shares of common stock of the Company with two shareholders for cancelling any and all debt owed to them by the Company. Refer to note 7, equity transactions.

On December 28, 2019, Company exchanged Brunson Saltwater disposal well and its related operating assets in Chico, Texas with a shareholder for cancelling any and all debt owed to him by Company and returning his 2,701,168 shares of Company’s common shares. Refer to note 7, equity transactions.

On December 28, 2019, Company recorded face value in the amount of $281,555 of the shares of common stock issued to a shareholder to compensate his service provided.   Refer to note 7, equity transactions.

On December 28, 2019, the Company issued an aggregate of 1,442,606 shares of common stock to the members of the Board of Directors and outside consultants. Two members of the Board of Directors received 421,303 shares each. One member of the Board of Directors received 300,000 shares. Outside consultants to the Company received an aggregate of 300,000 shares in exchange for their services to the Company. The Company recorded stock compensation expense of $389,504 for the year ended December 31, 2019 associated with the stock issuance. Refer to note 8, stock based compensation.

Company incurred $60,000 and $60,000 management fees with Elysian Fields Disposal, which is wholly owned by one of the major shareholders, for the years ended December 31, 2019 and 2018 respectively. The account payables outstanding balance with Elysian Fields Disposal was $115,000 as of December 31, 2019.

12.	SUBSEQUENT EVENTS

On December 12, 2019, Frontier Oilfield Services, Inc. entered into a Reorganization and Stock Purchase Agreement (the “Agreement”) to change its corporate domicile from Texas to Nevada, assume the name TRICCAR, Inc. (“TRICCAR”), and to acquire 100% of the issued and outstanding equity of TRICCAR Holdings, Inc., a Nevada Corporation (“TRICCAR Holdings”).

Pursuant to the Agreement, effective on February 28, 2020, the parties closed the Agreement.

TRICCAR acquired 100% of the issued and outstanding equity of TRICCAR Holdings TRICCAR issued 80,000,000 shares of stock to acquire all the issued and outstanding equity stock of TRICCAR Holdings while TRICCAR shareholders retained 20,000,000 shares of stock.

TRICCAR’s management team and Board of Directors resigned and were replaced by TRICCAR Holdings management team and a new five member Board of Directors. At that time, Frontier Oilfield Services ceased operations in the oilfield services industry.

The Company is engaged in the development of bioceutical and pharmaceutical products designed to support those with common illnesses and diseases. Bioceuticals developed and tested to date include formulae designed to support human and animal health through antivirals, calcium deficiency and bone mass density loss; obesity and weight loss; diabetic nerve pain; blood performance; hypothyroidism; pain management; ADHD; mental acuity; endocannabinoid support; trigeminal neuralgia; menopause relief; endocannabinoid support for seizures; cellular hydration; persistent headache; cough; liver and kidney health; vision; and sleep. Pharmaceutical formulae include solutions that, pending FDA approval, may be brought to market to treat or cure amyotrophic lateral sclerosis; diabetic nerve pain; appetite stimulation for chemotherapy patients; and congenital toxoplasmosis.

As product development led to above average success rates in creating formulae to support those with illnesses and diseases, the investors behind the Company decided to bring these advancements to the public. On August 22, 2017, TRICCAR Holdings, Inc. was incorporated in the State of Nevada.

The Company is addressing human health care market and animal science market with a current pipeline of products. Five of the Company’s human-use products also have applications in animal science, primarily in the areas of performance, muscular recovery, joint care, and endocannabinoid support and will be sold through an as yet-to-be formed animal science subsidiary.

The COVID-19 pandemic has impacted the Company through the supply chain and our reliance on third-parties for some of the ingredients used in our products. Based on information provided by suppliers, we believe the impact of these delays is approximately eight to eleven months which may delay the market introduction of our first eleven products, which may impact our ability to generate revenue from these products. Additionally, stay-in-place orders where we have personnel, may impact our ability to operate as efficiently has we have previously. We instituted a work-from-home policy on March 10, 2020, however, any positive COVID-19 results for our key executive team could undermine the Company’s ability to meet internal deadlines and bring products to market.

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

The table fellow reflects the Company’s executive officers and directors. There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director. The address for each such officer and director is 848 N. Rainbow Blvd., Suite 3254, Las Vegas, NV 89107.

Name	Positions and Offices
William Townsend	Chief Executive Officer and Director
Katrina Yao	Chief Financial Officer and Director
Bernard O’Donnell	Director, Chair of Audit Committee
Frank Federer	Director, Chair of Compensation Committee
Steve Hayden	Director

The Directors and Officers named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, Directors are anticipated to be elected at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

William Townsend

William “Bill” Townsend has 30+ years in senior management positions related to rapid growth strategy, business development, and sales and marketing. Townsend was part of the founding team at Lycos, Inc., leading sales to a $300 million IPO and NASDAQ record from incorporation to publicly-held in 8 months.  Lycos was later sold for $7.6 billion.

Townsend headed revenue for GeoCities prior to its $3.6 billion acquisition by Yahoo! and helped develop sixdegrees, the IP behind LinkedIn. An expert on consumer adoption and e-commerce, at Product Partners, Townsend oversaw online sales and marketing for the award-winning P90X, and other fitness and nutraceutical products, driving e-commerce revenues over $75 million in one year. He then became Acting Chief Strategy and Marketing Officer of Neurobrands, LLC, the dietary supplement drink company, helping it complete a successful turnaround, including reviewing and improving the firm’s digital, consumer marketing, collegiate marketing, retail sales, formulae, packaging, bottling, and distribution initiatives.

Townsend has also served as Vice President/Director of Marketing for Ketchum, a Top 20 advertising and public relations agency; Vice President/Creative Director of b.todd advertising, an advertising and media buying firm focused on Pepsi-Cola advertising; and Senior Vice President, Advertising for YouthStream Media Networks, at the time, the largest media and marketing company dedicated to reaching students in high schools and colleges across America.

Townsend is the author of “Yes You Can” which has had over 500,000 copies distributed worldwide and “$137,000 for Your Thoughts” published in Harvard Business Review (2007). He has appeared on NBC Nightly News, Extreme Makeover: Home Edition, CNBC’s Treasure Detectives and featured in Wall Street Journal, Business Week, and a national advertising campaign for Infiniti. He graduated with a BA from the College of Wooster, completed additional studies at Washington & Jefferson College, and earned his MBA in global business at Baylor University’s Hankamer School of Business. See https://en.wikipedia.org/wiki/Bill_Townsend

Katrina Yao, CPA, CIA, CGMA

A seasoned CFO who has overseen finances for a $2.8 billion e-commerce company, Yao has 21 years of experience in a broad spectrum of accounting, corporate finance, financial analysis and execution of strategic plans. She has a wealth of experience in compliance with cross border laws and in managing international finance programs between the United States, Canada, China, and Taiwan.

For the past two years, Yao has been CFO of StoneLock, Inc. the leading epidermal based multi-factor identification and access control device manufacturer in the biometric security access industry. Prior to StoneLock, she was head of global finance for newegg.com, a $2.8 billion e-commerce marketplace that operated in multiple countries across Asia, Europe, and North America.

Yao holds certification as a Certified Public Accountant (CPA), a Certified Internal Auditor (CIA) and a Chartered Global Management Accountant (CGMA).  She graduated from California Polytechnic University with a Bachelor of Sciences in Accounting.

Bernard “Dick” O’Donnell

Bernard O’Donnell formerly occupied the position of Director, EVP & Vice President-Investor Relations at Frontier Oilfield Services, Inc. From April 2005 to December 31, 2010 Mr. O’Donnell was also the President and managing principal for Euro American Capital Corporation, a FINRA licensed broker dealer. He has over 36 years of diversified experience in financial sales, investment banking and brokerage operations. He has held series 7, 24, 63, and 66 securities licenses. Mr. O’Donnell has an MBA and a BS degree in Business and Industrial Management from San Jose State University.

Steve Hayden (outside director)

Steve Hayden served as Vice Chairman and Chief Creative Officer of Ogilvy Worldwide, which is owned by WPP Group, the world’s largest advertising. A member of the Advertising Hall of Fame, he has created award-winning work for American Express, Dove, IBM, plus Apple’s “1984” commercial that launched the Macintosh and made Apple #1 in computer sales worldwide.

Hayden is one of the most important figures of the late twentieth century advertising, leading creative teams at both Chiat/Day and BBDO on the Apple Computer account. In the late 1970s, when Chiat picked up the Apple account, computers were widely considered to be obscure and expensive machines for use by technical professionals and large organizations. Under Hayden’s leadership, Apple hired New York talk show personality Dick Cavett as a spokesman and put Apple commercials on mass-audience television programming. In 1986, Hayden moved to BBDO at the urging of Apple President John Sculley and BBDO head Phil Dusenberr, to become the Chairman and CEO of West Coast operations. The Hayden-led BBDO managed the Apple account for more than a decade, winning hundreds of awards for creative excellence and dozens more for effectiveness (including the Grand Effie for the launch of the Apple Powerbook). BBDO helped Apple become the #1 manufacturer of personal computers in the world, reclaiming the lead from IBM and Compaq in late 1992. The agency tripled in size during Hayden’s tenure.

Hayden moved to Ogilvy to head the IBM account – which had moved to Ogilvy in the single largest account consolidation in advertising history. Many pundits believed IBM was doomed and should be broken up and sold off – but then-CEO Lou Gerstner believed that IBM’s greatest strength was as a whole. It was Ogilvy’s job to give voice to a future-facing IBM and change the perception of a brand that was widely seen to be a dinosaur. Eventually, the success on IBM propelled Ogilvy to a decade of growth and prosperity.

Frank Federer (outside director)

Frank Federer is CEO of Federer Resources. For the past thirty years, he has provided senior management, interim management and guidance for a number of public and private companies. Mr. Federer’s engineering education, combined with extensive business experience, provides a unique set of management, financial and analytical skills, including serving as CEO for public and private companies in medical, aircraft, food and sporting goods manufacturing as well as software and service industry firms and buyer and seller representation, post-merger integration, and operational due-diligence. Federer’s engineering education, combined with his business experience, provides a unique set of management, financial and analytical skills.

Federer has served as Managing Principal of Padgett Performance Group since 2005, leading assessment, training, leadership & management development, organizational development, team optimization, and succession planning. Since 2016, he has served as a board member of Hospice Austin, a nonprofit organization founded over 30 years ago by physicians and concerned citizens to serve families. He holds a BS in Electrical and Mechanical Engineering from Trinity University.

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

Compensation Committee

We have a compensation committee of our Board of Directors that is chaired by Frank Federer. The Board of Directors is authorized to create certain committees, including a compensation committee.

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

Summary Compensation Table

The following table sets forth the annual and log-term compensation with respect to the year ended December 31, 2019 paid or accrued by us on behalf of the executive officers named.

						Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards (1) ($)	Stock Awards (1) ($)	Restricted Stock Awards (1) ($)	Securities Underlying Restricted Stock (#)	Total ($)
Donald Ray Lawhorne,	2019	$—	$—	$—	$—	$—	—	$—
Chief Executive Officer	2018	$—	$—	$—	$—	$—	—	$—

Dick O’Donnell,	2019	$—	$—	$—	$—	$—	—	$—
Executive Vice President & Director	2018	$—	$—	$—	$—	$—	—	$—

Option Grants

There were no stock options granted to the named executive officers for the years ended December 31, 2019 and December 31, 2018.

Aggregated Option Exercises in This Year and Year-End Option Values

There were no option exercises and year-end options for the named executive officers.

Employment Agreements

The Company is a party to employment agreements with its Chief Executive Officer and Chief Financial Officer. No salaries have been paid to date, with salaries expected to commence upon closing of the Series B financing.

The Company has retained William Townsend as its President & Chief Executive Officer and member of the board, who will serve on the board of directors in the capacity of Chairman, until such time he decides to relinquish the role or resign from the board of directors or at such time he owns less than 5% of the voting shares of the Company.

Townsend will receive an annual salary of not less than $1 annually; subject to applicable withholdings. In recognition of his personal investment in the Company, invention of formulae/products, assignment of the formulae or product(s) to TRICCAR Holdings, Inc., and work to date and through the completion of the Series B funding round, he will receive one and one-half percent (1.5%) royalty on the gross sales of the Company, paid monthly, in perpetuity. As founder of TRICCAR Holdings, Townsend received ownership of 50,000,000 non-dilutive shares of Class A common stock with 1:1 voting rights and 20,000,000 shares of Class B non-dilutive common stock with 20:1 voting rights and convertible to Class A common stock. Townsend returned 20,000,000 shares of Class A common stock to treasury for cancellation in order to facilitate the Acquisition.

He receives three and one half percent (3.5%) of any funds he assists in raising for the Company, whether direct or through investment banks or similar firms for capital raises, joint ventures, subsidiaries, divisions or other business concerns, and, in the case of acquisition or merger, with the new company, so long as you serve as President and/or Chief Financial Officer or on the company’s board of directors. Upon the sale of the Company, in which the acquirer purchases a majority interest, Townsend will receive a one-time payment of three and one half percent (3.5%) of the gross transaction price, in addition to any vested and unvested stock which you have been awarded, payable within 5 business days of the close of the transaction. Any stock that is unvested at the time of such acquisition shall immediately forward vest in full. In the case of his death, Townsend’s assignees or heirs shall receive this payment, along with the vested and unvested stock.

Townsend is entitled to participate, on the same or better terms as other similar level employees of the Company participate, in any health insurance plan, performance bonuses, profit sharing, and other employee benefits or perquisites that the Company may adopt or maintain generally for all or most of its similar level employees, any of which may be changed, terminated or eliminated by the Company at any time in its exclusive discretion. The Company will pay 100% the cost of health insurance, a personal life insurance with a policy value of $2,500,000 and minimum term of 15 years, disability insurance, and other insurances offered to other employees. The Company will provide a stipend of $2,000 per month for vehicle allowance or lease/purchase, fuel, and/or maintenance, if requested; a $2,000 per month stipend for child and/or elder care, if requested; and provide for up to $80,000 per year in business-related expenses annually that may help further the business interests of the Company.

Townsend will be granted an option to purchase 5,000,000 shares of the Company’s Common Stock from a pool of employee incentive stock upon such time that the Employee Stock Option Program is instituted at a price per share of $0.01 per share, as determined by TRICCAR Holdings’ board of directors on December 16, 2016. The vesting of this stock shall commence on January 1, 2017 and vest equally monthly over four (4) years. Townsend has instructed the Board to earmark all 5,000,000 stock options to the Employee Stock Option Program when it is created in order to attract and retain talent, with 500,000 of these options earmarked for employees of the TRICCAR Bioceutical Manufacturing division.

The Company has retained Katrina Yao as our Executive Vice President and Chief Financial Officer, who also serves on the board of directors until such time she decides to relinquish the role or resign from the board of directors or owns less than 3% of the voting shares of the Company.

As an employee of the Company, Yao will receive an annual salary of not less than $188,000 annually; subject to applicable withholdings. In recognition of Yao’s personal investment in the Company, co-invention of formulae/products, and work to date and through the completion of the Series A funding round, she will receive one half of one percent (0.5%) royalty on the gross sales of the Company, paid quarterly, in perpetuity.

As founding Chief Financial Officer in TRICCAR Holdings, Yao received ownership of 25,000,000 non-dilutive shares of Class A common stock with 1:1 voting rights and 7,500,000 shares of Class B non-dilutive common stock with 20:1 voting rights and convertible to Class A common stock. Yao returned 17,500,000 shares of Class A common stock and 5,001,112 shares of Class B common stock to treasury for cancellation in order to facilitate the Acquisition.

Upon the sale of the Company, in which the acquirer purchases a majority interest, Yao will receive a one-time payment of one and one half percent (1.5%) of the gross transaction price. Any stock that is unvested at the time of such acquisition shall immediately forward vest in full.

The Company will pay 100% the cost of health insurance, a personal life insurance with a policy value of $2,000,000 and a term of 15 years, disability insurance, and other insurances offered to Yao and/or other employees. The Company will provide a stipend of $2,000 per month for vehicle allowance for lease/purchase, fuel, and maintenance, if requested; a $2,000 per month stipend for child and/or elder care, if requested; and will reimburse her for any continuing education, licensing, or professional organization fees associated with maintaining your good standing as a Certified Public Accountant, Certified Internal Auditor, and/or Certified Information System Auditor. Should she require security due to her involvement in the Company, home security monitoring and/or 24x7x365 armed security protection will be provided at her request.

In addition, Yao will be granted an option to purchase 3,850,000 shares of the Company’s Common Stock from a pool of employee incentive stock at a price per share of $0.01 per share, as determined by TRICCAR Holdings’ board of directors on December 16, 2016. The vesting of this stock shall commence on January 1, 2017 and vest equally monthly over four (4) years. Upon the formation of an Employee Stock Ownership Program is created, any unvested options shall convert to the vesting schedule of the Company’s ESOP. This option grant shall be subject to the terms and conditions of the Company’s Stock Option Plan and Stock Option Agreement/ Restricted Stock Purchase Agreement, including vesting requirements. No right to any stock is earned or accrued until such time that vesting occurs, nor does the grant confer any right to continue vesting or employment, however, upon meeting certain benchmarks you will qualify for forward vesting.

The Company will provide a payment of $88,000 for past work prior to the Company’s incorporation, payable within 30 days upon completion of the Company’s Series B financing round or bridge loan exceeding $200,000 prior to the Series B financing.

As employees, both Townsend and Yao will be required to participate in the Company’s community give-back program whereby all employees work with a company-supported non-profit organization for 40 hours each year, either concurrently or non-concurrently. These days are paid by the Company.

The Company has established a minimum $15.00 per hour wage in the United States. The Company has adopted a policy whereby no employee may receive a salary more than twenty times the average salary of the company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2019, we had 20,000,000 shares of our common stock outstanding. The following table sets forth the stock ownership of the officers, directors and shareholders then holding more than 5% of our common stock:

Title of Class	Name and Address of Owner	Number of Shares Owned	Percent of Class

Common Stock	NEWTON W. DORSETT	9,788,673	48.94%
	220 TRAVIS STREET
	SHREVEPORT, LA 71101

Common Stock	DON LAWHORNE	919,303	4.60%
	6720 PARKWOOD BLVD.
	DALLAS, TX 75024

Common Stock	BERNARD R. O’DONNELL	908,053	4.54%
	3505 WOODHAVEN DRIVE
	FARMERS BRANCH, TX 75234

Common Stock	BRYAN WALKER LLC	716,048	3.58%
	220 TRAVIS STREET #501
	SHREVEPORT, LA 71101

Common Stock	HANNAH JANE DORSETT	686,000	3.43%
	220 TRAVIS STREET
	SHREVEPORT, LA 71101

Common Stock	HOLLIS GENE DORSETT	685,999	3.43%
	220 TRAVIS STREET
	SHREVEPORT, LA 71101

Common Stock	SAMANTHA HOPE DORSETT	685,999	3.43%
	220 TRAVIS STREET
	SHREVEPORT, LA 71101

Common Stock	HELEN ELIZABETH DORSETT	685,999	3.43%
	220 TRAVIS STREET
	SHREVEPORT, LA 71101

Common Stock	JOHN STIMPSON	418,000	2.09%
	16943 COUNTY ROAD #3
	FAIRHOPE, AL 36532

All Directors and Officers as a Group and Shareholders Owning More than 5% of the Class		15,494,077	77.47%

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Steve Hayden and Frank Federer are the two independent board members. William Townsend is our Chief Executive Officer and one of our board members. Katrina Yao is our Chief Financial Officer and one of our board members. Bernard O’Donnell resigned as an Executive Vice President and remained as one of our board members.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2019 and 2018 amounted to $46,020 and $40,630, respectively.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2019 and 2018 was $6,000 and $6,000.

All Other Fees

Our auditors billed no fees for services other than those described above under “Audit Fees” and “Tax Fees” for the year ended December 31, 2019 and 2018.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2019 and 2018

Consolidated Statements of Operations-

 For the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows-

 For the Years Ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 For the Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Description
31.1	Certification of our Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Schema
101.CAL XBRL Taxonomy Calculation Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase
101.DEF XBRL Taxonomy Definition Linkbase

  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the May 29, 2020.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ William Townsend
William Townsend, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the May 29, 2020.

Signatures	Capacity

/s/ William Townsend	Director, Chief Executive Officer

/s/ Katrina Yao	Director, Chief Financial Officer

/s/ Bernard R. O’Donnell	Director

/s/ Steve Hayden	Director

/s/ Frank Federer	Director