Form 10-K/A
period 2019-12-31
FRONTIER OILFIELD SERVICES INC
filed 2020-06-01
CIK 1108645

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

Documents Incorporated by Reference: None

 EXPLANATORY NOTE

TRICCAR, Inc. formerly known as Frontier Oilfield Services, Inc. a Nevada corporation (and collectively with its subsidiaries, “we”, “our”, “TRICCAR”, “Frontier”, “FOSI”, or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 29, 2020 (the “Original 10-K”). The purpose of this Amendment is to add this additional disclosure of the Company’s reliance on the March 4, 2020 order issued by the Commission under Section 36 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) of the Securities Exchange Act of 1934 (“Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”), as a result of the novel coronavirus (“COVID-19”) pandemic, to file the Company’s Original 10-K when originally due on March 30, 2020.

The Company was not able to file its Original 10-K by the original due date as a result of disruptions caused by the COVID-19 pandemic. The COVID-19 pandemic has impacted the Company through inaccessibility to key partners and their services. A significant portion of the Company’s business operations are contracted in certain domestic markets currently on “lock-down” orders or “shelter in place” recommendations for the national health crisis, including key personnel responsible for assisting the Company in the development of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to obtain financial records that it needs from its operations to permit the Company to file a timely and accurate Annual Report on Form 10-K for its year ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company.

In addition, this Amendment provides and certifies the 10-K in required Inline XBRL format. This Amendment does not amend or otherwise update any other information in the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K.

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
101.CAL XBRL Taxonomy Calculation Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase
101.DEF XBRL Taxonomy Definition Linkbase

  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the June 1, 2020.

FRONTIER OILFIELD SERVICES, INC.

SIGNATURE:	/s/ William Townsend
William Townsend, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the June 1, 2020.

Signatures	Capacity

/s/ William Townsend	Director, Chief Executive Officer

/s/ Katrina Yao	Director, Chief Financial Officer

/s/ Bernard R. O’Donnell	Director

/s/ Steve Hayden	Director

/s/ Frank Federer	Director