Form 10-Q
period 2020-03-31
FRONTIER OILFIELD SERVICES INC
filed 2020-07-10
CIK 1108645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-30746

TRICCAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-4250492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd., #3254, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

702-330-2430

(Registrant’s telephone number, including area code)

Frontier Oilfield Services, Inc., 220 Travis Street, Suite 501, Shreveport, Louisiana 71101

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FOSI

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☐    No     ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes     ☐    No        ☒

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 10, 2020 there were 72,500,000 shares of Class A common stock and 27,500,000 shares of Class B common stock outstanding pending issuance with name and symbol change.

TRICCAR, INC.
Index

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash	$20,261	$29,467
Total current assets	20,261	29,467

Total Assets	$20,261	$29,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$168,411	$—
Accrued liabilities	48,830	32,491
Total current liabilities	217,241	32,491

Total Liabilities	217,241	32,491
Commitments and Contingencies (Note 5)
Stockholders’ Equity (Deficit):
Preferred stock $.0001 par value; authorized 50,000,000 shares with no outstanding as March 31, 2020 and December 31, 2019	—	—
Common stock- Class A $.00001 par value; authorized 100,000,000 shares with 52,500,000 shares issued and outstanding at December 31, 2019	—	525
Common stock- Class B $.00001 par value; authorized 30,000,000 shares with 27,500,000 shares issued and outstanding at December 31, 2019	—	275
Common stock- Class A $.0001 par value; authorized 372,500,000 shares with 72,500,000 shares issued and outstanding at March 31, 2020	7,250	—
Common stock- Class B $.0001 par value; authorized 27,500,000 shares with 27,500,000 shares issued and outstanding at March 31, 2020	2,750	—
Additional paid-in capital	—	101,401
Accumulated deficit	(206,980)	(105,225)
Total stockholders’ equity (deficit)	(196,980)	(3,024)
Total Liabilities and Stockholders’ Equity (Deficit)	$20,261	$29,467

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Revenue, net of discounts	$—	$—
Costs and expenses:
General and administrative	27,620	16,871
Total costs and expenses	27,620	16,871
Operating loss	(27,620)	(16,871)
Other (income) expense:
Interest expense	—	—
Loss before provision for income taxes	(27,620)	(16,871)
Provision for income taxes	—	—
Net loss	$(27,620)	$(16,871)

Net loss per common share – basic:	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic	86,666,667	79,876,527

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net loss	$(27,620)	$(16,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—

Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	—	—
Increase (decrease) in operating liabilities:
Accounts payable	—	—
Accrued liabilities	16,339	11,409
Net cash used in operating activities	(11,281)	(5,462)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Proceed from equity investment	2,075	—

Net cash provided from financing activities:	2,075	—

Net decrease in cash	(9,206)	(5,462)
Cash at beginning of the period	29,467	11,604
Cash at end of the period	$20,261	$6,142

Supplemental Cash Flow Disclosures
Cash paid for:
Interest	$—	$—
Taxes	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing
Accounts payable acquired in reverse merger	$168,411	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

					Additional		Total
	Common Stock Class A		Common Stock Class B		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance December31, 2018 of TRICCAR Holdings, Inc.	52,376,527	$524	27,500,000	$275	$23,402	$(16,047)	$8,154

Net Loss	—	—	—	—	—	(16,871)	$(16,871)

Balance March 31, 2019 of TRICCAR Holdings, Inc.	52,376,527	$524	27,500,000	$275	$23,402	$(32,918)	$(8,717)

Balance December31, 2019 of TRICCAR Holdings, Inc.	52,500,000	$525	27,500,000	$275	$101,401	$(105,225)	$(3,024)

Additional paid in capital	—	—	—	—	2,075	—	$2,075

Recapitalization on reverse merger - purging previous share	(52,500,000)	(525)	(27,500,000)	(275)	(103,476)	—	$(104,276)

Recapitalization on reverse merger - issuance of new share	72,500,000	7,250	27,500,000	2,750	—	(74,135)	$(64,135)

Net Loss	—	—	—	—	—	(27,620)	$(27,620)

Balance March 31, 2020	72,500,000	$7,250	27,500,000	$2,750	$—	$(206,980)	$(196,980)

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by TRICCAR, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

2.	BUSINESS ACTIVITIES

On December 12, 2019, Frontier Oilfield Services, Inc., a Texas Corporation (“FOSI”) entered into a Reorganization and Stock Purchase Agreement (the “Agreement”) to change its corporate domicile from Texas to Nevada, assume the name TRICCAR, Inc. (“TRICCAR”), and to acquire 100% of the issued and outstanding equity of TRICCAR Holdings, Inc., a Nevada Corporation (“TRICCAR Holdings”).

Pursuant to the Agreement, effective on February 28, 2020, the parties closed the Agreement.

TRICCAR acquired 100% of the issued and outstanding equity of TRICCAR Holdings, Inc. TRICCAR issued 80,000,000 shares of stock to acquire all the issued and outstanding equity stock of TRICCAR Holdings while TRICCAR shareholders retained 20,000,000 shares of stock. As a consequence, immediately subsequent to the acquisition TRICCAR will have approximately 100,000,000 shares of common stock outstanding. The issuance of the new shares has already been reflected on TRICCAR’s book and is pending the name and symbol change with transfer agent.

The accompanying consolidated financial statements include the accounts of the Company and its former entity Frontier Oilfield Services, Inc., and its subsidiary TRICCAR Holdings, Inc.

TRICCAR is a vertically integrated biomedical research, development, and marketing firm that plans to develop, acquire, and partner to bring life-changing bioceutical solutions (not requiring FDA approval) and pharmaceutical drugs (requiring FDA approval) to the global market. The Company is engaged in the development of bioceutical and pharmaceutical products designed to support the well-being of humans and animals that have common diseases.

Development Stage Company – The Company is considered a development stage company and has had no commercial revenue to date. The Company has been focusing on the development of its products.

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

Reverse Merger

The Share Exchange closed on February 28, 2020. As a result of the Share Exchange, the former shareholders of TRICCAR Holdings became the controlling shareholders of the Company. At the closing, each TRICCAR Holdings shareholder received 1.00 shares (the “Exchange Ratio”) of TRICCAR Inc. common stock for each TRICCAR Holdings share exchanged. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein TRICCAR Holdings is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the exchange ratio established in the merger except otherwise noted.

TRICCAR Holdings, incorporated on August 22, 2017, is a vertically integrated biomedical research, development, and marketing firm that develops, acquires, and partners to bring life-changing bioceutical solutions (not requiring FDA approval) and pharmaceutical drugs (requiring FDA approval) to the global market. The Company is engaged in the development of bioceutical and pharmaceutical products designed to support the well-being of humans and animals that have common diseases.

As a result of the Merger, TRICCAR Holdings stock owned by the Company has been cancelled and each share of TRICCAR Holdings not owned by the Company was exchanged for 1.00 share of Company’s common stock. A total of 80,000,000 shares of TRICCAR Holdings common stock was exchanged for 80,000,000 shares of Company common stock.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended March 31, 2020 and 2019, except as disclosed.

Earnings (Loss) Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an anti-dilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are no common stock dilutive instruments in 2020 or 2019 which have been excluded from EPS that could potentially have a dilutive effect on EPS in the future.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2020 and 2019 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets.

Revenue Recognition

The Company recognizes revenues when services are rendered, products are delivered, and when payment is determinable and reasonably assured. The Company plans to extend short-term, unsecured credit to its distributors for amounts invoiced.

5.	COMMITMENTS AND CONTINGENCIES

The COVID-19 pandemic

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

6.	EQUITY

The total number of common stock authorized that may be issued by the Company is four hundred million (400,000,000) shares of common stock with a par value of one hundredth of one cent ($0.0001) per share consisting of three hundred seventy-two million five hundred thousand (372,500,000) shares Class A shares with 1:1 voting rights and twenty-seven million five hundred thousand (27,500,000) Class B shares with 20:1 voting rights, and fifty million (50,000,000) shares of preferred stock with a par value of one hundredth of a cent ($0.0001) per share. To the fullest extent permitted by the laws of the state of Nevada (currently set forth in NRS 78.195), as the same now exists or may hereafter be amended or supplemented, the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of capital stock of the corporation.

There are currently 72,500,000 shares of Common stock- Class A and 27,500,000 shares of Common stock- Class B outstanding pending issuance with name and symbol change. The Class B common stock includes 20,000,000 shares held by William Townsend, Chief Executive Officer and Director and 7,500,000 shares held by Katrina Yao, Chief Financial Officer and director.

7.	RELATED PARTY TRANSACTIONS
None

8.	SUBSEQUENT EVENTS
The Company has completed an agreement for an investment of $18,594,692 via private placement in the public entity from Antonomastic Investment Holdings, Ltd., resulting in the sale of 11,621,683 shares of common stock at $1.60 per share. As part of the investment, Nairobi, Kenya based Antonomastic Investment Holdings, Ltd. will appoint a yet to be determined member to TRICCAR’s board of directors. As of the date of this report, no funds have been received by TRICCAR, Inc.

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

The following discussion highlights the Company’s results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s unaudited financial statements contained in this Current Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

OVERVIEW

TRICCAR Inc. (or “TRICCAR” or “the Company”) is a public Nevada C-corporation and vertically integrated biomedical research, development, and marketing firm that develops, acquires, and partners to bring bioceutical solutions (not requiring FDA approval) and pharmaceutical drugs (requiring FDA approval) to the global market.

The Company is engaged in the development of bioceutical and pharmaceutical products designed to support the well-being of humans and animals that have ailments and diseases. The Company’s dual-approach to product development includes bioceuticals (e.g., bioceuticals and over-the-counter products), not requiring FDA approval, and thus being able to enter the market and generate revenues; along with pharmaceuticals which require FDA approval. It is Management’s intent to pursue strategic partnerships with larger pharmaceutical companies to underwrite the costs of FDA approval as needed. This approach minimizes risks for the Company by providing revenue streams from our first eighteen (18) nutraceutical products planned for introduction between September 2020 and August 2022, and thus, generate revenue while we concurrently pursue our partnership approach to FDA approval of our pharmaceuticals, which Management intends to do beginning with a possible cure for ALS (Lou Gehrig’s disease).

The Company’s products includes bioceutical formulations designed to support 38 diseases and maladies, including four formulae centered around the most bioavailable calcium supplement available; a weight loss and obesity supplement that requires no dramatic change in diet or requirement of exercise; a formula that helps relieve the symptoms of menopause; a fast-acting blood performance product that separates white and red blood cells; a mental focus formula proven to increase attention and recall of information and beneficial to children diagnosed with Attention Deficit Disorder (“ADHD”); a mental acuity formula proven to increase memory recall and aid in the formation of new memories; and others.

SIGNIFICANT ACCOUNTING POLICIES

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2020, we reported a net loss of $27,620 as compared to a net loss of $287,363 for the three months ended March 31, 2019. The components of these results are explained below.

Revenue - No revenue was generated for the three months ended March 31, 2020.

Expenses - The components of our costs and expenses for the three months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended		%
	March 31,	March 31,	Increase
	2020	2019	(Decrease)
Costs and expenses:
General and administrative	27,620	16,871	64%

Total cost and expenses	$27,620	$16,871	64%

Operating results for the three months ended March 31, 2020 and 2019 reflect a net loss of $27,620 and a net loss of $16,871 respectively. We have not recorded any federal income taxes for the three months ended March 31, 2020 and 2019 because of our accumulated losses and our net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of March 31, 2020, we had total current assets of $20,261. Our total current liabilities as of March 31, 2020 were approximately $217,241. We had a working capital deficit of approximately $196,980 as of March 31, 2020.

Management are seeking to raise up to $15,000,000 through PIPE financing, which we will use for operations and growth.

As of March 31, 2020, we had $20,261 in cash, a decrease of $9,206 from December 31, 2019 due to minimal general administrative expenses.

Capital Expenditures

The Company suspended capital expenditures during the three months ended March 31, 2020 due to low working capital available.

Outlook

Management are seeking to raise up to $15,000,000 through PIPE financing, which we will use for operations and growth. However, if in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings. If funds are not sufficient to support operations, we may need to pursue a financing or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity. Long term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 5. OTHER INFORMATION

This is to add this additional disclosure of the Company’s reliance on the March 4, 2020 order issued by the Commission under Section 36 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) of the Securities Exchange Act of 1934 (“Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”), as a result of the novel coronavirus (“COVID-19”) pandemic, to file the Company’s Original 10-Q when originally due on May 15, 2020.

The Company was not able to file its Original 10-Q by the original due date as a result of disruptions caused by the COVID-19 pandemic. The COVID-19 pandemic has impacted the Company through inaccessibility to key partners and their services. A significant portion of the Company’s business operations are contracted in certain domestic markets currently on “lock-down” orders or “shelter in place” recommendations for the national health crisis, including key personnel responsible for assisting the Company in the development of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to obtain financial records that it needs from its operations to permit the Company to file a timely and accurate Quarterly Report on Form 10-Q for its quarter ended March 31, 2020 by the prescribed date without undue hardship and expense to the Company.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 10, 2020.

TRICCAR, INC.

SIGNATURE:	/s/ William Townsend
William Townsend, Chief Executive Officer and Director