Form 10-Q/A
period 2020-03-31
FRONTIER OILFIELD SERVICES INC
filed 2020-07-21
CIK 1108645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A

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

As of July 21, 2020 there were 72,500,000 shares of Class A common stock and 27,500,000 shares of Class B common stock outstanding pending issuance with name and symbol change.

EXPLANATORY NOTE

TRICCAR, Inc. formerly known as Frontier Oilfield Services, Inc. a Nevada corporation (and collectively with its subsidiaries, “we”, “our”, “TRICCAR”, “Frontier”, “FOSI”, or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on July 10, 2020 (the “Original 10-Q”). The purpose of this Amendment is to add this additional disclosure of the Company’s reliance on the March 4, 2020 order issued by the Commission under Section 36 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) of the Securities Exchange Act of 1934 (“Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”), as a result of the novel coronavirus (“COVID-19”) pandemic, to file the Company’s Original 10-Q when originally due on May 15, 2020.

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

This Amendment does not amend or otherwise update any other information in the Original 10-Q. Accordingly, this Amendment should be read in conjunction with the Original 10-Q.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2020.

TRICCAR, INC.

SIGNATURE:	/s/ William Townsend
William Townsend, Chief Executive Officer and Director