Form 10-Q
period 2020-06-30
FRONTIER OILFIELD SERVICES INC
filed 2020-08-14
CIK 1108645

OMB APPROVAL
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB Number: 3235-0070 Expires: October 31, 2021 Estimated average burden hours per response . . .. 190.42

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

For the quarterly period ended: June 30, 2020

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

Potential persons who are to respond to the collection of information contained in this form are not required
SEC 1296 (05-19)	to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☒
Accelerated filer ☐	Emerging growth company ☒
Non-accelerated filer ☐

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

As of August 14, 2020 there were 72,500,000 shares of Class A common stock and 27,500,000 shares of Class B common stock outstanding pending issuance with name and symbol change.

TRICCAR, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$11,215	$29,467
Total current assets	11,215	29,467

Total Assets	$11,215	$29,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$168,411	$—
Accrued liabilities	48,830	32,491
Total current liabilities	217,241	32,491

Total Liabilities	217,241	32,491
Commitments and Contingencies (Note 5)
Stockholders’ Deficit:
Preferred stock $.0001 par value; authorized 50,000,000 shares with no outstanding as June 30, 2020 and December 31, 2019	—	—
Common stock- Class A $.00001 par value; authorized 100,000,000 shares with 52,500,000 shares issued and outstanding at December 31, 2019	—	525
Common stock- Class B $.00001 par value; authorized 30,000,000 shares with 27,500,000 shares issued and outstanding at December 31, 2019	—	275
Common stock- Class A $.0001 par value; authorized 372,500,000 shares with 72,500,000 shares issued and outstanding at June 30, 2020	7,250	—
Common stock- Class B $.0001 par value; authorized 27,500,000 shares with 27,500,000 shares issued and outstanding at June 30, 2020	2,750	—
Additional paid-in capital	—	101,401
Accumulated deficit	(216,026)	(105,225)
Total stockholders’ deficit	(206,026)	(3,024)
Total Liabilities and Stockholders’ Deficit	$11,215	$29,467

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue, net of discounts	$—	$—	$—	$—
Costs and expenses:
General and administrative	19,046	26,140	46,666	43,011
Total costs and expenses	19,046	26,140	46,666	43,011
Operating loss	(19,046)	(26,140)	(46,666)	(43,011)
Other (income) expense:
Other income (Note 6)	(10,000)	—	(10,000)	—
Interest expense	—	—	—	—
Loss before provision for income taxes	(9,046)	(26,140)	(36,666)	(43,011)
Provision for income taxes	—	—	—	—
Net loss	$(9,046)	$(26,140)	$(36,666)	(43,011)

Net loss per common share – basic:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic	100,000,000	79,899,027	93,333,333	79,899,027

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net loss	$(36,666)	$(43,011)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in operating liabilities:
Accrued liabilities	16,339	17,137
Net cash used in operating activities	(20,327)	(25,874)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Proceed from equity investment	2,075	30,500

Net cash provided from financing activities:	2,075	—

Net decrease in cash	(18,252)	4,626
Cash at beginning of the period	29,467	11,604
Cash at end of the period	$11,215	$16,230

Supplemental Cash Flow Disclosures
Cash paid for:
Interest	$—	$—
Taxes	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing
Accounts payable acquired in reverse merger	$168,411	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

					Additional		Total
	Common Stock Class A		Common Stock Class B		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance December 31, 2018 of TRICCAR Holdings, Inc.	52,376,527	$524	27,500,000	$275	$23,402	$(16,047)	$8,154

Net Loss	—	—	—	—	—	(16,871)	$(16,871)

Balance March 31, 2019 of TRICCAR Holdings, Inc.	52,376,527	$524	27,500,000	$275	$23,402	$(32,918)	$(8,717)

Issuance of company's common stock	45,000	—	—	—	30,500	—	$30,500

Net Loss	—	—	—	—	—	(26,140)	$(26,140)

Balance June 30, 2019 of TRICCAR Holdings, Inc.	52,421,527	$524	27,500,000	$275	$53,902	$(59,058)	$(4,357)

Balance December 31, 2019 of TRICCAR Holdings, Inc.	52,500,000	$525	27,500,000	$275	$101,401	$(105,225)	$(3,024)

Contribution by shareholders	—	—	—	—	2,075	—	$2,075

Recapitalization on reverse merger - purging previous share	(52,500,000)	(525)	(27,500,000)	(275)	(103,476)	—	$(104,276)

Recapitalization on reverse merger - issuance of new share	72,500,000	7,250	27,500,000	2,750	—	(74,135)	$(64,135)

Net Loss	—	—	—	—	—	(27,620)	$(27,620)

Balance March 31, 2020	72,500,000	$7,250	27,500,000	$2,750	$—	$(206,980)	$(196,980)

Net Loss	—	—	—	—	—	(9,046)	$(9,046)

Balance June 30, 2020	72,500,000	$7,250	27,500,000	$2,750	$—	$(216,026)	$(206,026)

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

TRICCAR acquired 100% of the issued and outstanding equity of TRICCAR Holdings, Inc. TRICCAR issued 80,000,000 shares of stock to acquire all the issued and outstanding equity stock of TRICCAR Holdings while TRICCAR shareholders retained 20,000,000 shares of stock. As a consequence, immediately subsequent to the acquisition TRICCAR will have approximately 100,000,000 shares of common stock outstanding. The issuance of the new shares has already been reflected on TRICCAR's book and is pending the name and symbol change with transfer agent.

As a result of the transaction, the former shareholders of TRICCAR Holdings became the controlling shareholders of the Company. At the closing, each TRICCAR Holdings shareholder received 1.00 shares (the “Exchange Ratio”) of TRICCAR Inc. common stock for each TRICCAR Holdings share exchanged. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein TRICCAR Holdings is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the exchange ratio established in the merger except otherwise noted.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended June 30, 2020 and 2019, except as disclosed.

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

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended June 30, 2020 and 2019 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets.

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

6.	OTHER INCOME

The other income of $10,000 was EIDL advance provided by Small Business Administration which is designed to provide emergency economic relief to business that were impacted by COVID-10 pandemic. The advance will not have to be repaid. TRICCAR Holdings, Inc. received the advance but were not approved for a loan.

7.	EQUITY

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

8.	RELATED PARTY TRANSACTIONS

None

9.	SUBSEQUENT EVENTS

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

The Company will provide Antonomastic Investment Holdings, Ltd. price protection of 90% of the value of $1.60 per share. Should the Company's publicly-traded average closing share price be below $1.44 (90% of $1.60) during the time period of March 8, 2021 through March 26, 2021, the Company will issue Antonomastic Investment Holdings, Ltd. additional shares when added to the 11,621,683 shares purchased at $1.60 and referenced herein, will equal $18,594,692. The price used for the price protection will be calculated as the average closing share price between March 8-March 26, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report which are not purely historical facts, including statements regarding the Company’s anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of the report. Any forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from events or results described in the forward-looking statements. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in the Company’s annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, limited working capital, limited access to capital, changes from anticipated levels of sales and revenues future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing new business, difficulties integrating any new businesses or products acquired, regulatory change, the ability of the Company to meet its stated business goals, the Company’s restructuring initiatives, the Company’s ability to sustain profitability, and general economic and business conditions. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2020, we reported a net loss of $36,666 as compared to a net loss of $43,011 for the six months ended June 30, 2019. The components of these results are explained below.

Revenue - No revenue was generated for the six months ended June 30, 2020.

Expenses - The components of our costs and expenses for the six months ended June 30, 2020 and 2019 are as follows:

	For the Six Months Ended		%
	June 30,	June 30,	Increase
	2020	2019	(Decrease)
Costs and expenses:
General and administrative	46,666	43,011	8%

Total cost and expenses	$46,666	$43,011	8%

Operating results for the six months ended June 30, 2020 and 2019 reflect a net loss of $36,666 and a net loss of $43,011 respectively. We have not recorded any federal income taxes for the six months ended June 30, 2020 and 2019 because of our accumulated losses and our net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of June 30, 2020, we had total current assets of $11,215. Our total current liabilities as of June 30, 2020 were approximately $217,241. We had a working capital deficit of approximately $206,026 as of June 30, 2020.

Management are seeking to raise up to $15,000,000 through PIPE financing, which we will use for operations and growth.

As of June 30, 2020, we had $11,215 in cash, a decrease of $18,252 from December 31, 2019 due to minimal general administrative expenses.

Capital Expenditures

The Company suspended capital expenditures during the six months ended June 30, 2020 due to low working capital available.

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

101.CAL XBRL Taxonomy Calculation Linkbase

101.LAB XBRL Taxonomy Label Linkbase

101.PRE XBRL Taxonomy Presentation Linkbase

101.DEF XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2020.

TRICCAR, INC.

SIGNATURE:	/s/ William Townsend
William Townsend, Chief Executive Officer and Director