Form 10-Q
period 2020-09-30
TRICCAR INC.
filed 2021-07-09
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55825

TRICCAR INC.

(Exact name of registrant as specified in its charter)

Nevada	84-4250492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Travis Street, Suite 501, Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	(Zip Code)

318-425-5000

 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TCCR	NONE

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

Large accelerated Filer ☐	Smaller reporting company ☒
Accelerated Filer ☐	Emerging growth company ☐
Non-accelerated Filer ☒

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

As of July 9, 2021 there were 20,000,000 shares of Class A common stock outstanding.

TRICCAR, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$3,831	$29,467
Total current assets	3,831	29,467

Total assets	$3,831	$29,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$168,411	$—
Accrued liabilities	48,830	32,491
Total current liabilities	217,241	32,491

Total Liabilities	217,241	32,491
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock $.0001 par value; authorized 50,000,000 shares with no outstanding as September 30, 2020 and December 31, 2019	—	—
Common stock- Class A $.00001 par value; authorized 100,000,000 shares with 52,500,000 shares issued and outstanding at December 31, 2019	—	525
Common stock- Class B $.00001 par value; authorized 30,000,000 shares with 27,500,000 shares issued and outstanding at December 31, 2019	—	275
Common stock- Class A $.0001 par value; authorized 372,500,000 shares with 72,500,000 shares issued and outstanding at September 30, 2020	7,250	—
Common stock- Class B $.0001 par value; authorized 27,500,000 shares with 27,500,000 shares issued and outstanding at September 30, 2020	2,750	—
Additional paid-in capital	—	101,401
Accumulated deficit	(223,410)	(105,225)
Total stockholders’ deficit	(213,410)	(3,024)
Total Liabilities and Stockholders’ Deficit	$3,831	$29,467

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue, net of discounts	$—	$—	$—	$—
Costs and expenses:
General and administrative	7,384	15,385	54,050	58,395
Total costs and expenses	7,384	15,385	54,050	58,395
Operating loss	(7,384)	(15,385)	(54,050)	(58,395)
Other (income) expense:
Other income (Note 6)	—	—	(10,000)	—
Interest expense	—	—	—	—
Loss before provision for income taxes	(7,384)	(15,385)	(44,050)	(58,395)
Provision for income taxes	—	—	—	—
Net loss	$(7,384)	$(15,385)	$(44,050)	(58,395)

Net loss per common share – basic:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic	100,000,000	79,899,027	93,333,333	79,899,027

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net loss	$(44,050)	$(58,395)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in operating liabilities:
Accrued liabilities	16,339	22,451
Net cash used in operating activities	(27,711)	(35,944)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Proceed from equity investment	2,075	30,500

Net cash provided from financing activities:	2,075	30,500

Net decrease in cash	(25,636)	(5,444)
Cash at beginning of the period	29,467	11,604
Cash at end of the period	$3,831	$6,160

Supplemental Cash Flow Disclosures
Cash paid for:
Interest	$—	$—
Taxes	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing
Accounts payable acquired in reverse merger	$168,411	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

					Additional		Total
	Common Stock Class A		Common Stock Class B		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance December 31, 2018 of TRICCAR Holdings, Inc.	52,376,527	$524	27,500,000	$275	$23,402	$(16,047)	$8,154

Net Loss	—	—	—	—	—	(16,871)	$(16,871)

Balance March 31, 2019 of TRICCAR Holdings, Inc.	52,376,527	$524	27,500,000	$275	$23,402	$(32,918)	$(8,717)

Issuance of company's common stock	45,000	—	—	—	30,500	—	$30,500

Net Loss	—	—	—	—	—	(26,140)	$(26,140)

Balance June 30, 2019 of TRICCAR Holdings, Inc.	52,421,527	$524	27,500,000	$275	$53,902	$(59,058)	$(4,357)

Net Loss	—	—	—	—	—	(15,385)	(15,385)

Balance September 30, 2019 of TRICCAR Holdings, Inc.	52,421,527	$524	27,500,000	$275	$53,902	$(74,443)	$(19,742)

Balance December 31, 2019 of TRICCAR Holdings, Inc.	52,500,000	$525	27,500,000	$275	$101,401	$(105,225)	$(3,024)

Contribution by shareholders	—	—	—	—	2,075	—	$2,075

Recapitalization on reverse merger - purging previous share	(52,500,000)	(525)	(27,500,000)	(275)	(103,476)	—	$(104,276)

Recapitalization on reverse merger - issuance of new share	72,500,000	7,250	27,500,000	2,750	—	(74,135)	$(64,135)

Net Loss	—	—	—	—	—	(27,620)	$(27,620)

Balance March 31, 2020	72,500,000	$7,250	27,500,000	$2,750	$—	$(206,980)	$(196,980)

Net Loss	—	—	—	—	—	(9,046)	$(9,046)

Balance June 30, 2020	72,500,000	$7,250	27,500,000	$2,750	$—	$(216,026)	$(206,026)

Net Loss	—	—	—	—	—	(7,384)	$(7,384)

Balance September 30, 2020	72,500,000	$7,250	27,500,000	$2,750	$—	$(223,410)	$(213,410)

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

TRICCAR acquired 100% of the issued and outstanding equity of TRICCAR Holdings. TRICCAR issued 80,000,000 shares of stock to acquire all the issued and outstanding equity stock of TRICCAR Holdings while TRICCAR shareholders retained 20,000,000 shares of stock. As a consequence, immediately subsequent to the acquisition TRICCAR will have approximately 100,000,000 shares of common stock outstanding. The issuance of the new shares has already been reflected on TRICCAR’s book and is pending the name and symbol change with transfer agent.

The accompanying consolidated financial statements include the accounts of the Company., and its subsidiary TRICCAR Holdings.

Through May 14, 2021, TRICCAR was a biomedical research, development, and marketing firm whose focus was to develop, acquire, and partner to bring bioceutical solutions (not requiring FDA approval) and pharmaceutical drugs (requiring FDA approval) to the market. The Company was in the development stage of bioceutical and pharmaceutical products designed to support the well-being of humans and animals that have common diseases.

On May 14, 2021, TRICCAR and TRICCAR Holdings entered into a Mutual Rescission Agreement and General Release (“Rescission Agreement”), pursuant to which the Reorganization and Stock Purchase Agreement (“Agreement”) entered into by and between the TRICCAR and TRICCAR Holdings on December 12, 2019 was rescinded. Pursuant to the terms of the Rescission Agreement, the 80,000,000 shares that were to be issued to the shareholders of TRICCAR Holdings will be returned by the shareholders of TRICCAR Holdings and in exchange therefor, TRICCAR will return the shares of TRICCAR Holdings it received to the shareholders of TRICCAR Holdings and the Company will disclaim any right, title and/or interest in or to any shares of capital stock of TRICCAR Holdings.

Effective December 31, 2019, the Company entered into an asset exchange and purchase agreement with Kenneth Owens, a note holder and stockholder of the Company at the time of the transaction, for the transfer of all our assets located in Wise County, Texas in exchange for the cancellation of $4.6 million in debt owed to Mr. Owens by the Company and the return of 2,701,168 shares of our common stock owned by Mr. Owens.

At the closing of the transaction, Mr. Owens did not accept the transfer of three of the SWD wells located in Wise County.  The SWD’s are as follows: Trull 1, Trull 2 and CSWU. As a result, the Company never transferred these three SWD wells to Mr. Owens and continued to own these three SWD wells.  On December 31, 2019, the Company had an existing operating and management agreement with Elysian Fields Disposal LLC to serve as operator, management and consultant of various field operational assets. Under the contract agreement Elysian Fields has the authority to operate the wells and provide accounting and operating services through itself or other qualified sub-contractors. This agreement remains in place and the three SWD wells continue to be operated pursuant to the terms of the operating and management agreement. Elysian Fields Disposal LLC is controlled by Newton Dorsett, an affiliate and related party of the Company.

Development Stage Company – The Company is considered a development stage company and has had no commercial revenue and its losses have been associated with design, refurbishment and operations of its salt water disposal wells.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended September 30, 2020 and 2019, except as disclosed.

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

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the periods ended June 30, 2020 and 2019 include the allowance for doubtful accounts on accounts and other receivables, the useful life of property and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update but have generated no revenues since inception.

The revenue for the Company will be through the disposal wells operated in Wise County Texas for oil and gas companies who require a disposal of their produced water received in connection with their production of customer’s oil and gas.

Litigation

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against TRICCAR that are expected to have a material adverse effect on it’s financial position, results of operations or cash flows. TRICCAR cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits and investigations.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these financial statements. The accounting pronouncements and updates issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements.

The outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the coronavirus impacts our results will depend on future developments and reactions throughout the world, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. It is likely to result in a potential material adverse impact on our business, results of operations and financial condition. Wider-spread COVID-19 globally could prolong the deterioration in economic conditions and could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

5.                COMMITMENTS AND CONTINGENCIES

None

6.                OTHER INCOME

The other income of $10,000 was Economic Injury Disaster Loan (“EIDL”) program advance provided by Small Business Administration which is designed to provide emergency economic relief to business that were impacted by COVID-10 pandemic. The advance will not have to be repaid. TRICCAR Holdings, Inc. received the advance but were not approved for a EIDL loan.

7.                EQUITY

The total number shares of common stock authorized that may be issued by the Company is four hundred million (400,000,000) shares of common stock with a par value of one hundredth of one cent ($0.0001) per share consisting of three hundred seventy-two million five hundred thousand (372,500,000) shares Class A shares with 1:1 voting rights and twenty-seven million five hundred thousand (27,500,000) Class B shares with 20:1 voting rights, and fifty million (50,000,000) shares of preferred stock with a par value of one hundredth of a cent ($.0001) per share. To the fullest extent permitted by the laws of the state of Nevada (currently set forth in NRS 78.195), as the same now exists or may hereafter be amended or supplemented, the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of capital stock of the corporation.

8.                RELATED PARTY TRANSACTIONS

None

9.                SUBSEQUENT EVENTS

The previously reported agreement for an investment of $18,594,692 via private placement in the public entity from Antonomastic Investment Holdings, Ltd., has not been completed and the Company does not intend to complete any such transaction with Antonomastic.

On May 14, 2021, Triccar, Inc. (the “Company”) and Triccar Holdings Inc. (“Holdings”) entered into a Mutual Rescission Agreement and General Release (“Rescission Agreement”), pursuant to which the Reorganization and Stock Purchase Agreement entered into by and between the Company and Holdings on December 12, 2019 was rescinded. Pursuant to the terms of the Rescission Agreement, the 80,000,000 shares that were to be issued to the shareholders of Holdings will not be issued to the prior shareholders of Holdings and in exchange therefor, the prior shareholders of Holdings will own all of the capital stock of Holdings and the Company will disclaim any right, title and/or interest in or to any shares of capital stock of Holdings.

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

OVERVIEW

TRICCAR Inc. (or “TRICCAR” or “the Company”) currently owns and operates saltwater disposal wells located in Wise County, Texas.

From January 2020, through May 14, 2021, the Company was engaged in the development of bioceutical and pharmaceutical products designed to support the well-being of humans and animals that have ailments and diseases, as well as the ownership and operation of its saltwater disposal wells.

Outlook

The Company has several years of history in the operations and development of saltwater disposal wells. Management currently believes the oil and gas industry outlook is positive and increasing activity levels which in turn drives more demand for our saltwater disposal services.

IHS Markit estimates the US oilfield water management to be valued at around $37 billion in 2019, representing a 12% year-on-year (y/y) market growth from 2018; this is mainly driven by water disposal and water logistics. The Permian Basin continues to produce and demand the largest volume of oilfield water among all US onshore regions, with water spending in the region estimated at $13.3 billion in 2019.

Figure 1: Market size, by play ($ billion)

Within the value chain of the water management market, water logistics continues to be the largest segment. Indeed, logistics are expected to make up 60% of spending in 2019 with water hauling services the main driver in that category.

Right behind water logistics is water disposal. As hydrocarbon production continues to increase, mainly due to Permian Basin activities, produced water is projected to follow the same trend. As a result, the water disposal market should continue growing at a 6% compound average growth rate (CAGR) through 2024. However, this growth could be limited if the disposal challenges in the Permian Basin are not addressed by both operators and third-party companies.

Permian water disposal volumes contribute to more than 30% of the total disposed volumes in the onshore US, and in fact they have increased more than 40% between 2010 and 2019. In addition, disposal volumes in West Texas are expected to reach the highest level recorded in the last five years during 2019.

The industry has responded by increasing the recycle/reuse of produced water in fracking operations. Nevertheless, water recycling is not a “silver bullet” since the industry produces five times more water than needed to meet frack water demand.

Looking ahead, the development of the water midstream sector will be key to the development of the market overall. The signs of consolidation in a highly fragmented market could be the first clear step the industry is taking to face the challenges associated with the water lifecycle. Consolidation continues to be a strong industry trend within the water management service sector to reduce costs generally. The active M&A market at the beginning of 2019 involved third-party companies acquiring pipeline and localized water assets to reduce the use of water haulers and to centralize the disposal process. IHS Markit estimates this trend will continue towards the end of the year.

On May 14, 2021, Triccar, Inc. (the “Company”) and Triccar Holdings Inc. (“Holdings”) entered into a Mutual Rescission Agreement and General Release (“Rescission Agreement”), pursuant to which the Reorganization and Stock Purchase Agreement entered into by and between the Company and Holdings on December 12, 2019 was rescinded. Pursuant to the terms of the Rescission Agreement, the 80,000,000 shares that were to be issued to the shareholders of Holdings will not be issued to the prior shareholders of Holdings and in exchange therefor, the prior shareholders of Holdings will own all of the capital stock of Holdings and the Company will disclaim any right, title and/or interest in or to any shares of capital stock of Holdings.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2020, we reported a net loss of $44,050 as compared to a net loss of $58,395 for the nine months ended September 30, 2019. The components of these results are explained below.

Revenue - No revenue was generated for the nine months ended September 30, 2020.

Expenses - The components of our costs and expenses for the nine months ended September 30, 2020 and 2019 are as follows:

	For the Nine Months Ended		%
	September 30,	September 30,	Increase
	2020	2019	(Decrease)
Costs and expenses:
General and administrative	$54,050	$58,395	(7)%

Total cost and expenses	$54,050	$58,395	(7)%

Operating results for the nine months ended September 30, 2020 and 2019 reflect a net loss of $54,050 and a net loss of $58,395 respectively. We have not recorded any federal income taxes for the nine months ended September 30, 2020 and 2019 because of our accumulated losses and our net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of September 30, 2020, we had total current assets of $3,831. Our total current liabilities as of September 30, 2020 were approximately $217,241. We had a working capital deficit of approximately $213,410 as of September 30, 2020.

As of September 30, 2020, we had $3,831 in cash, a decrease of $25,636 from December 31, 2019 due to minimal general administrative expenses.

Capital Expenditures

The Company suspended capital expenditures during the nine months ended September 30, 2020 due to low working capital available.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 5. OTHER INFORMATION

As reported on the Company’s Form 8-K filed with the SEC on June 1, 2021, on May 14, 2021, Triccar, Inc. (the “Company”) and Triccar Holdings Inc. (“Holdings”) entered into a Mutual Rescission Agreement and General Release (“Rescission Agreement”), pursuant to which the Reorganization and Stock Purchase Agreement entered into by and between the Company and Holdings on December 12, 2019 was rescinded. Pursuant to the terms of the Rescission Agreement, the 80,000,000 shares that were to be issued to the shareholders of Holdings will not be issued to the prior shareholders of Holdings and in exchange therefor, the prior shareholders of Holdings will own all of the capital stock of Holdings and the Company will disclaim any right, title and/or interest in or to any shares of capital stock of Holdings.

In connection with the terms of the Rescission Agreement, Bill Townsend and Katrina Yao resigned from their positions as officers and directors of the Company and Matthew C. Flemming was appointed to serve as the President and CEO of the Company as well as a member of the Company’s board of directors.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July __, 2021.

TRICCAR, INC.

SIGNATURE:	/s/ Matthew Flemming
Mathew Flemming, Chief Executive Officer, Acting Chief Financial Officer and Director