Form 10-K
period 2020-12-31
TRICCAR INC.
filed 2021-07-20
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit such files). Yes   ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.  Yes ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of July 30, 2020 was $2,695,910.

The number of shares of the registrant’s common stock outstanding as of July 20, 2021 was 20,000,000.

Documents Incorporated by Reference

None

TABLE OF CONTENTS

TRICCAR INC.

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

We operate in the oilfield service industry and more specifically have a focus on saltwater disposal wells (“SWDs”) located in Wise County Texas and the Barnett Shale region in north central Texas.

We have an operating and management agreement with Elysian Fields Disposal LLC (“Elysian Fields”) to serve as operator, management and consultant of various field operational assets. Under the contract agreement, Elysian Fields has the authority to operate the wells and provide accounting, regulatory compliance filings, and operating services through itself or qualified sub-contractors. This agreement remains in place and the three SWD wells continue to be operated pursuant to the terms of the operating and management agreement.

The significant quantity of oil and gas wells in the Barnett Shale of Texas combined with the presence of produced water (salt water) and other fluids in the production process creates demand for disposal services such as those services provided by us.

Recent Developments

On December 12, 2019, we entered into a Reorganization and Stock Purchase Agreement (the “Agreement”) to change our corporate domicile from Texas to Nevada, assume the name TRICCAR, Inc. (“TRICCAR”), and to acquire 100% of the issued and outstanding equity of TRICCAR Holdings, Inc., a Nevada Corporation (“TRICCAR Holdings”).

TRICCAR acquired 100% of the issued and outstanding equity of TRICCAR Holdings. TRICCAR issued 80,000,000 shares of stock to acquire all the issued and outstanding equity stock of TRICCAR Holdings while TRICCAR shareholders retained 20,000,000 shares of stock.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.

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

At the closing of the transaction, Mr. Owens did not accept the transfer of three of the SWD wells located in Wise County, Texas.  The SWD’s are as follows: Trull 1, Trull 2 and CSWU 1202. As a result, the Company never transferred these three SWD wells to Mr. Owens. The leases for these three SWD wells are in default and there is no current disposal activity or revenues from these SWDs. We are in the process of entering into negotiations with the lessors to restart these leases. The Company has continued to provide regulatory compliance reporting and maintenance services for these three SWD wells. On December 31, 2019, the Company had an existing operating and management agreement with Elysian Fields Disposal LLC to serve as operator, management and consultant of various field operational assets. Under the contract agreement, Elysian Fields has the authority to operate the wells and provide accounting and regulatory compliance reporting services through itself or other qualified sub-contractors. While the SWD wells are not commercially operating and the leases are currently in default, this agreement remains in place for the three SWD wells continue to be maintained pursuant to the terms of the operating and management agreement. Elysian Fields is an affiliate of Newton Dorsett, our largest stockholder and was paid $60,000 in fees during 2020 by the Company. See Related Party footnote 7.

In connection with the sale of TRICCAR Holdings, TRICCAR’s management team and two members of its Board of Directors resigned, and Matthew Flemming was appointed to serve as the Company’s Chief Executive Officer, President and as a member of the board of directors.

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

The Company’s business requires capital to fund operations and growth. In order to adequately fund operating activities, we may need to secure additional capital from third parties or other debt or equity financing sources. There can be no assurance that we will be able to enter into additional financing arrangements on terms that are acceptable. There are also no assurances that we will be able to achieve profitability from our operations in the current market environment.

General Regulations

Both state and federal authorities regulate the transportation and disposal of salt water, produced fluids and drilling fluids. The executive and legislative branches of government at both the state and federal levels have periodically proposed the establishment of controls on saltwater disposal, environmental protection, as well as various other related programs affecting the saltwater disposal business. If any further legislation is promulgated related to the disposal of salt water, produced fluids or drilling fluids, such legislation could have a material effect on our operations.

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

State Regulatory Controls

The State of Texas (where we operate) regulates the operation and permitting associated with the transport and disposal of salt water and other produced fluids. Because we are primarily engaged in saltwater, produced fluids and drilling fluid disposal activities, our operations are subject to inspection and permitting by authorities of the State of Texas. There have been recent regulatory and legislative proposals related to concerns with potential water supply contamination potentially be caused by hydraulic fracturing operations.

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

Due to reductions in the volume of business and the decision to no longer provide transportation services to our customers combined with the SWD leases currently in default with no current revenues from salt water disposal, the Company’s operations have not been profitable. We have made substantial changes in our operations including significant reductions in operating expenses and employees of our salt water disposal operations in Texas, and sales of transportation assets to raise cash to reduce debt. There can be no assurance we will be successful in returning to profitability. If we are unable to return to profitability, we may be required to seek the protection of the United States Bankruptcy Court and liquidate or reorganize.

Our independent auditors have issued a report which raises the question about our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the year ended December 31, 2020 includes a paragraph that explains that we have been experiencing financial and liquidity concerns. Per the report, these conditions raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report, along with our recent financial results, may make it difficult for us to raise additional debt or equity financing necessary to conduct our operations.

Competition may adversely affect us.

The market is highly competitive. Our competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we do. There can be no assurance that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully. Increased competition could result in significant price competition, which in turn could result in lower revenues, which could materially adversely affect our potential profitability.

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

We are currently generating minimal revenues from operations, and if we do not increase our revenues significantly it is likely that we will not achieve profitability in the near future, if at all. If we do not become profitable the value of your investment could be harmed or lost completely.

We may need additional capital in the future in order to continue our operations.

If we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings. If funds are not sufficient to support operations, we may need to pursue a financing or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. There is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity. Long term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control, including:

●	our ability to successfully market our services;

●	Government legislation changes;

●	our ability to successfully maintain federal and/or state regulatory approval(s) for our services;

●	the level of service competition and of price competition;

●	our ability to attract the right personnel to execute our plans; and

●	general economic conditions in the oil and gas industry in the U.S.

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

The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate declaring any dividends in the foreseeable future. The Company would expect that any determination to pay dividends on its shares would be based primarily upon the financial condition, results of operations, regulatory and business capital requirements, any restrictions contained in financing or other agreements binding upon the Company, and other factors that the board of directors deems relevant.

Antitakeover effects of certain certificate of incorporation and bylaw provisions could discourage, delay or prevent a change in control.

Our certificate of incorporation and by-laws could discourage, delay or prevent persons from acquiring or attempting to acquire us. Our certificate of incorporation authorizes our board of directors, without action of our stockholders, to designate and issue preferred stock in one or more series, with such rights, preferences and privileges as the board of directors shall determine. In addition, our by-laws grant our board of directors the authority to adopt, amend or repeal all or any of our bylaws, subject to the power of the stockholders to change or repeal the bylaws. In addition, our by-laws limit who may call meetings of our stockholders.

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

Item 2. Description of Properties.

Our principal executive offices are located at 220 Travis Street, Suite 501, Shreveport, Louisiana 71101.

Disposal Wells. We currently have three disposal wells in Wise County, Texas licensed by the State of Texas for the disposal of salt water and certain drilling fluids. We receive fees from the use of our wells from customers who pay to dispose of their produced water through the use of our disposal wells.

Currently, these leases are in default and the Company is in the process of entering negotiations to renew or restart these leases. However, there can be no assurances of our ability to execute or ratify SWD leases. The Company currently believes the restart of these leases could require substantial additional capital which is under management review.

Our disposal wells and their locations are as follows:

Company	Well Name	Permit #	Location	State

Trull Disposal Well, LLC	Trull 1	11954	Trull Lease, Well No. 1, Seventy Day (Congl) Field, Wise County, RRC District 09	TX

Trull Well #2, LLC	Trull 2	12180	Trull Lease, (19617), Well No. 2, Seventy Day (Congl) Field, Wise County, RRC District 09	TX

Chico Coffman Tank Trucks, Inc	CSWU 1202	11779	Caughlin Strawn West Unit Lease (30288), Well No.1202, Caughlin (Strawn) Field, Wise County, RRC District 09	TX

The COVID-19 pandemic and declining oil prices in early 2020, forced us to terminate the surface leases for our three Wise County wells in 2020. The three SWD leases are currently in default and the Company anticipates entering into negotiations with the lessors to ratify or otherwise reinstate these leases. The Company currently receives no revenues from salt water disposal from these SWD wells and there can be no assurances that we will be able to restart these SWD leases. We currently maintain the ongoing regulatory filings with the Texas Railroad Commission and field maintenance of our onsite well bores, pumps, storage facilities and related equipment.  We are reviewing economic activity in the region to determine the appropriate time to renegotiate surface leases with land owners and engage in disposal activities.

Item 3. Legal Proceedings

There are no material legal proceedings currently pending or, to our knowledge, threatened against us.

PART II

Item 4. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price and Dividend Information

Our common stock is quoted on the pink sheet market operated by OTC Markets Group, Inc. under the symbol “TCCR”. The following table sets forth the high and low closing prices for our common stock as reported.

Quarterly Price Ranges

	Common Stock
Quarter Ended	High	Low
March 31, 2020	$2.30	$0.27
June 30, 2020	$2.00	$0.71
September 30, 2020	$2.00	$0.71
December 31, 2020	$1.00	$0.27

March 31, 2019	$0.93	$0.45
June 30, 2019	$0.45	$0.15
September 30, 2019	$0.30	$0.15
December 31, 2019	$0.27	$0.20

As of July 19, 2021, the closing sales price of our common stock on the OTC Pink Market was $0.75. As of July 20, 2021, there were approximately 971 stockholders of record of our common stock.

Dividend Policy

Any determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and other factors that our Board deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends. At this time, we do not anticipate paying any future dividends.

Issuer Purchases of Equity Securities

None.

Item 5. Selected Financial Data

Not applicable as we are a smaller reporting company.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 2020 and 2019.

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

Results of Operations

For the year ended December 31, 2020, we reported a net loss of $106,182 as compared to a net loss of $89,178 for the year ended December 31, 2019.

Revenue. No revenue was generated for the years ended December 31, 2020 and 2019.

Expenses. The components of our costs and expenses for the years ended December 31, 2020 and 2019 are as follows:

			% Increase
Costs and expenses	2020	2019	(Decrease)
Operating costs	$60,000	$—	100%
General and administrative	56,182	89,178	(37)%

Total costs and expenses	$116,182	$89,178	30%

Other Income. Other income for the year ended December 31, 2020 included an Economic Injury Disaster Loan advance of $10,000. No other income or expense was recorded for the year ended December 31, 2019.

We have not recorded federal income tax expense for the years ended December 31, 2020 and 2019 because of our net operating loss carry forwards. In addition, since there is continued uncertainty as to the realization of a deferred tax asset, we have not recorded any deferred tax benefits.

Liquidity and Capital Resources

Cash Flows and Liquidity

As of December 31, 2020, we had total current assets of $1,699. Our total current liabilities as of December 31, 2020 were approximately $277,241. We had a working capital deficit of $275,542 as of December 31, 2020 compared to a working capital deficit of $3,024 as of December 31, 2019.

Our ability to obtain access to additional capital through third parties or other debt or equity financing arrangements is contingent upon our ability to locate adequate financing or equity investments on commercially reasonable terms. There can be no assurance that we will be able to obtain such financing on acceptable terms.

The following table summarizes our sources and uses of cash for the years ended December 31, 2020 and 2019:

	2020	2019

Net cash used in operating activities	$(29,843)	$(60,137)

Net cash provided by financing activities	2,078	78,000
Net increase (decrease) in cash	$(27,768)	$17,863

As of December 31, 2020, we had a cash balance of $1,699, a decrease of $27,768 from December 31, 2019 due to minimal operating and general administrative expenses.

Item 7. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS.

TRICCAR, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TRICCAR Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TRICCAR Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

July 20, 2021

We have served as the Company’s auditor since 2006.

 TRICCAR, INC. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$1,699	$29,467
Total current assets	1,699	29,467
Total Assets	$1,699	$29,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$228,411	$—
Accrued liabilities, Related Party	48,830	32,491
Total current liabilities	277,241	32,491
Commitments and Contingencies (Note 5)
Stockholders’ Deficit:
Preferred stock $.0001 par value; authorized 50,000,000 shares with no outstanding as December 31, 2020 and December 31, 2019	—	—
Common stock- Class A $.00001 par value; authorized 100,000,000 shares with 52,500,000 shares issued and outstanding at December 31, 2019	—	525
Common stock- Class B $.00001 par value; authorized 30,000,000 shares with 27,500,000 shares issued and outstanding at December 31, 2019	—	275
Common stock- Class A $.0001 par value; authorized 372,500,000 shares with 72,500,000 shares issued and outstanding at December 31, 2020	7,250	—
Common stock- Class B $.0001 par value; authorized 27,500,000 shares with 27,500,000 shares issued and outstanding at December 31, 2020	2,750	—
Additional paid-in capital	—	101,401
Accumulated deficit	(285,542)	(105,225)
Total stockholders’ deficit	(275,542)	(3,024)
Total Liabilities and Stockholders’ Deficit	$1,699	$29,467

The accompanying notes are an integral part of these consolidated financial statements.

 TRICCAR, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2020	December 31, 2019
Revenue, net of discounts	$—	$—
Costs and expenses:
Operating expenses, Related Party	60,000	—
General and administrative	56,182	89,178
Total costs and expenses	116,182	89,178
Operating loss	(116,182)	(89,178)
Other (income) expense:
Other income	(10,000)	—
Total Other (income) expense	(10,000)	—

Loss before provision for income taxes	(106,182)	(89,178)
Provision for income taxes	—	—
Net loss	$(106,182)	$(89,178)

Net loss per common share - Basic	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	87,103,825	14,302,491

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities:
Net loss	$(106,182)	$(89,178)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable	60,000	—
Accrued expenses	16,339	29,041
Net cash used in operating activities	(29,843)	(60,137)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Proceed from equity investment	2,075	78,000
Net cash provided by financing activities	2,075	78,000

Net increase (decrease) in cash	(27,768)	17,863
Cash at beginning of the year	29,467	11,604
Cash at end of the year	$1,699	$29,467

Supplemental Cash Flow Disclosures
Cash paid for:
Interest	—	—
Taxes	—	—
Supplemental Disclosure Of Non-Cash Investing And Financing
Accounts payable acquired in reverse merger	$168,411	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

							Total
					Additional		Stockholders’
	Common Stock Class A		Common Stock Class B		Paid-In	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance December 31, 2018 of TRICCAR Holdings, Inc.	52,376,527	$525	27,500,000	$275	$23,401	$(16,047)	$8,154

Contributions by shareholders	—	—	—	—	78,000	—	78,000

Net Loss	—	—	—	—	—	(89,178)	$(89,178)

Balance December 31, 2019 of TRICCAR Holdings, Inc.	52,500,000	$525	27,500,000	$275	$101,401	$(105,225)	$(3,024)

Contributions by shareholders	—	—	—	—	2,075	—	$2,075

Recapitalization on reverse merger - purging previous share	(52,500,000)	(525)	(27,500,000)	(275)	(103,476)	—	$(104,276)

Recapitalization on reverse merger - issuance of new share	72,500,000	7,250	27,500,000	2,750	—	(74,135)	$(64,135)

Net Loss	—	—	—	—	—	(106,182)	$(106,182)

Balance December 31, 2020	72,500,000	$7,250	27,500,000	$2,750	$—	$(285,542)	$(275,542)

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ACTIVITIES

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

The accompanying consolidated financial statements include the accounts of the Company, and its subsidiaries.

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

On May 14, 2021, TRICCAR and TRICCAR Holdings entered into a Mutual Rescission Agreement and General Release (“Rescission Agreement”), pursuant to which the Reorganization and Stock Purchase Agreement (“Agreement”) entered into by and between the TRICCAR and TRICCAR Holdings on December 12, 2019 was rescinded. Pursuant to the terms of the Rescission Agreement, the 80,000,000 shares that were to be issued to the shareholders of TRICCAR Holdings were returned by the shareholders of TRICCAR Holdings and in exchange therefor, TRICCAR returned the shares of TRICCAR Holdings it received to the shareholders of TRICCAR Holdings and the Company will disclaim any right, title and/or interest in or to any shares of capital stock of TRICCAR Holdings.

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

At the closing of the transaction, Mr. Owens did not accept the transfer of three of the SWD wells located in Wise County, Texas.  The SWD’s are as follows: Trull 1, Trull 2 and CSWU 1202. As a result, the Company never transferred these three SWD wells to Mr. Owens. The leases for these three SWD wells are in default and there is no current disposal activity or revenues from these SWDs. We are in the process of entering into negotiations with the lessors to restart these leases. The Company has continued to provide regulatory compliance reporting and maintenance services for these three SWD wells. On December 31, 2019, the Company had an existing operating and management agreement with Elysian Fields Disposal LLC to serve as operator, management and consultant of various field operational assets. Under the contract agreement, Elysian Fields has the authority to operate the wells and provide accounting and regulatory compliance reporting services through itself or other qualified sub-contractors. While the SWD wells are not commercially operating and the leases are currently in default, this agreement remains in place for the three SWD wells continue to be maintained pursuant to the terms of the operating and management agreement. Elysian Fields is an affiliate of Newton Dorsett, our current largest stockholder and was paid $60,000 in fees during 2020 by the Company. See Related Party footnote 7.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the year ended December 31, 2020 and 2019, except as disclosed.

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

Our salt water disposal services provide oil and gas operators that produce hydrocarbons to dispose of their by-product of salt water (produced water) in an industry approved manner. Revenue is primarily based on a per-barrel price or other throughput metrics as specified in the contract. The Company recognizes revenue as services are performed. We have adopted this update and have generated no revenues during 2020.

Cash

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of December 31, 2020, and 2019, none of the Company’s cash was more than federally insured limits.

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

	2020	2019
Earnings (numerator)
Net loss	$(106,182)	$(89,178)
Net loss available to common shareholders	$(106,182)	$(89,178)

Shares (denominator)
Weighted average common shares outstanding (basic)	87,103,825	14,302,491

Loss per share (basic)	$(0.00)	$(0.01)

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

5. COMMITMENTS AND CONTINGENCIES

None.

6. EQUITY TRANSACTIONS

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

7. RELATED PARTY TRANSACTION

For the periods ending December 31, 2020 and 2019, the Company paid Elysian Fields Disposal LLC., an affiliate of our stockholder Newton Dorsett, $60,000 and $60,000, respectively. These are included as operating costs on the Statement of Operations for contract operating and management services of our SWD wells.

Company incurred $60,000 and $60,000 management fees with Elysian Fields Disposal, which is wholly owned by one of the major shareholders, for the years ended December 31, 2020 and 2019, respectively. The account payables outstanding balance with Elysian Fields Disposal was $175,000 and $115,000, as of December 31, 2020 as of December 31, 2019, respectively.

Our former CEO, Bill Townsend, had $48,829.24 in accrued expenses, related party at year end 2020. In connection with the May 2021 Rescission Agreement, Mr. Townsend released any amounts owed to him by TRICARR Inc or its affiliates and the amount was extinguished from our liabilities.

8. SUBSEQUENT EVENTS

None.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based

on that evaluation, management, including our CEO, concluded our internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2020.

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

Item 9B. Other Information

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table fellow reflects the Company’s executive officers and directors. There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director. The address for each such officer and director is 220 Travis Street, Shreveport, Louisiana 71101.

Name	Positions and Offices
Matthew Flemming	Chief Executive Officer and Director
Bernard O’Donnell	Director, Chair of Audit Committee
Frank Federer	Director, Chair of Compensation Committee

The Directors and Officers named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, Directors are anticipated to be elected at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

Matthew Flemming

Matthew Flemming was appointed to serve as our Chief Executive Office and as a member of our board of directors on May 14, 2021. Mr. Flemming has served as the Chief Business Development Officer of SMG Industries Inc. (OTCQB: SMGI) since December 2020, prior thereto Mr. Flemming served as its Chief Executive Officer from September 2017 and continues to serve as the Chairman of the Board of Directors. Prior thereto, Mr. Flemming was the Chief Executive Officer of MG Cleaners from June 2017 until September 2017 in connection with its pending merger with SMGI. Previous to that, Mr. Flemming was a consultant for a financial restructuring firm and a financial advisor to a private closely held oilfield services company during 2016 and early 2017. From June 2011 to March 2016, Mr. Flemming was the Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of HII Technologies Inc. HII Technologies was a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production companies in the United States. During his tenure at HII, the Company acquired three frac water management companies and started up two other operating subsidiaries driving monthly revenues from nil in August 2012 building to $4.2 million per month by December 2014. In 2015, HII experienced an industry down-turn and ultimately entered into a plan of reorganization under Chapter 11 subsequent to Mr. Flemming’s employment.

Prior thereto, from 2009 to 2011, Mr. Flemming was Chief Financial Officer of Hemiwedge Industries Inc. a proprietary valve technology company with oilfield applications that was sold in 2011. From 2005 to 2009, Mr. Flemming was Chief Financial Officer of Shumate Industries, Inc., an oilfield manufacturing company and successor of Excalibur. Previous to that, from 2001 to 2005, Mr. Flemming was Chief Financial Officer of Excalibur Industries, Inc. an industrial and energy related manufacturer and fabrication company. From June 1999 to March 2001, he served as Chief Executive Officer of WorldByNet, Inc. a Houston, Texas based privately held technology company. From

January 1994 to May 1999, Mr. Flemming served as Chief Executive Officer of FARO Pharmaceuticals, Inc., a privately held national specialty products company that he founded.  Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston.

Bernard “Dick” O’Donnell

Bernard O’Donnell has been a member of our board of directors since 2005. Mr. O’Donnell was our EVP & Vice President-Investor Relations from 2005 to 2019. From April 2005 to December 31, 2010, Mr. O’Donnell was also the President and managing principal for Euro American Capital Corporation, a FINRA licensed broker dealer. He has over 40 years of diversified experience in financial sales, investment banking and brokerage operations. He has held series 7, 24, 63, and 66 securities licenses. Mr. O’Donnell has an MBA and a BS degree in Business and Industrial Management from San Jose State University.

Frank Federer

Frank Federer has been a member of our board of directors since December, 2019. Mr. Federer is the CEO of Federer Resources. For the past thirty years, he has provided senior management, interim management and guidance for a number of public and private companies. Mr. Federer’s engineering education, combined with extensive business experience, provides a unique set of management, financial and analytical skills, including serving as CEO for public and private companies in medical, aircraft, food and sporting goods manufacturing as well as software and service industry firms and buyer and seller representation, post-merger integration, and operational due-diligence. Federer’s engineering education, combined with his business experience, provides a unique set of management, financial and analytical skills.

Mr. Federer has served as Managing Principal of Padgett Performance Group since 2005, leading assessment, training, leadership & management development, organizational development, team optimization, and succession planning. Since 2016, he has served as a board member of Hospice Austin, a nonprofit organization founded over 30 years ago by physicians and concerned citizens to serve families. He holds a BS in Electrical and Mechanical Engineering from Trinity University.

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

Summary Compensation Table

The following table sets forth the annual and long-term compensation with respect to the year ended December 31, 2020 and 2019 paid or accrued by us on behalf of the executive officers named.

						Long Term Compensation Awards
						Restricted	Securities
					Stock	Stock	Underlying
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards (1) ($)	Awards (1) ($)	Awards (1) ($)	Restricted Stock (#)	Total ($)
Bill Townsend,	2020
Chief Executive Officer (1)	2019
Donald Ray Lawhorne,	2020	$—	$—	$—	$—	$—	—	$—
Chief Executive Officer (2)	2019	$—	$—	$—	$—	$—	—	$—
(1)	Mr. Townsend served as our Chief Executive Officer from December 2019 through May 14, 2021.
(2)	Mr. Lawhorne served as our Chief Executive Officer from July 2013 through February 2020.

Option Grants

There were no stock options granted to the named executive officers for the years ended December 31, 2020 and December 31, 2019.

Aggregated Option Exercises in This Year and Year-End Option Values

There were no option exercises and year-end options for the named executive officers.

Employment Agreements

The Company is not a party to employment agreements with any of its officers. No salaries have been paid during the years ended December 31, 2020 and 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2021, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially five percent (5%) or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of June 30, 2021, there were 20,000,000 shares of our common stock issued and outstanding. Except as otherwise listed below, the address of each person is 220 Travis Street, Shreveport, Louisiana 71101.

Name	Amount of Beneficial Ownership of Common Stock (1)	Percent of Common Stock
Newton Dorsett (2)	9,788,673	48.9%

Directors and Executive Officers:
Matthew Flemming	-0-	0%
Bernard R. O’Donnell	908,053	4.5%
Frank Federer	-0-

All Directors and Executive Officers as a group (3 persons) (1)-(5)	908,053	4.5%

  *less than one percent

(1)	Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.
(2)	The address for Newton Dorsett is 220 Travis Street, Shreveport, Louisiana 71101.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Company incurred $60,000 and $60,000 management fees with Elysian Fields Disposal, which is wholly owned by one of the major shareholders, for the years ended December 31, 2020 and 2019, respectively. The account payables outstanding balance with Elysian Fields Disposal was $175,000 and $115,000, as of December 31, 2020 as of December 31, 2019, respectively.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2020 and 2019 amounted to $45,000 and $46,020, respectively.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2020 and 2019 was $0 and $6,000.

All Other Fees

Our auditors billed no fees for services other than those described above under “Audit Fees” and “Tax Fees” for the year ended December 31, 2020 and 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statement Schedules

The following have been made part of this report and appear in Item 8 above.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2020 and 2019

Consolidated Statements of Operations-

 For the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows-

 For the Years Ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 For the Years Ended December 31, 2020 and 2019

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 2021.

TRICCAR INC.

SIGNATURE:
/s/ Matthew Flemming
Matthew Flemming
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on July 20, 2020.

Signatures	Capacity

/s/ Matthew Flemming	Director, Chief Executive Officer & Interim Chief Financial Officer
Matthew Flemming

/s/ Bernard R. O’Donnell	Director
Bernard R. O’Donnell

/s/ Frank Federer	Director
Frank Federer

Exhibit 31.1

CERTIFICATION

I, Matthew Flemming, certify that:

1.          I have reviewed this annual report on Form 10-K of TRICCAR Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15e and 15d-15e) for the registrant and have:

a.          designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.          designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

c.          evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.          disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.           I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Dated this July 20, 2021

/s/ Matthew Flemming
Matthew Flemming
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Matthew Flemming, certify that:

1.          I have reviewed this annual report on Form 10-K of TRICCAR Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15e and 15d-15e) for the registrant and have:

a.          designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.          designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

c.          evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.          disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.           I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Dated this July 20, 2021

/s/ Matthew Flemming
Matthew Flemming
Interim Chief Financial Officer
F-17

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND FINANCIAL OFFICER

UNDER SECURITIES AND EXCHANGE ACT RULES 13a-14 AND 15d-14

In connection with the Annual Report of TRICCAR Inc. (the "Company") on Form 10-K for the period ending December 31, 2020, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Matthew Flemming, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934 (15 U.S.C.78m or 780(d); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this July 20, 2020

By:	/s/ Matthew Flemming
Matthew Flemming
Chief Executive Officer
F-18

Exhibit 32.2

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND FINANCIAL OFFICER

UNDER SECURITIES AND EXCHANGE ACT RULES 13a-14 AND 15d-14

In connection with the Annual Report of TRICCAR Inc (the “Company”) on Form 10-K for the period ending December 31, 2019, as filed with the Securities and Exchange commission on the date hereof (the “Report”), I, Matthew Flemming, Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934 (15 U.S.C.78m or 780(d); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this July 20, 2021

By:	/s/ Matthew Flemming
Matthew Flemming
Interim Chief Financial Officer