Form 10-Q
period 2021-03-31
TRICCAR INC.
filed 2021-07-21
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of July 21, 2021 there were 20,000,000 shares of Class A common stock outstanding.

TRICCAR, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$1,090	$1,699
Total current assets	1,090	1,699

Total assets	$1,090	$1,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$243,411	$228,411
Accrued liabilities, related party	48,830	48,830
Total current liabilities	292,241	277,241

Total Liabilities	292,241	277,241
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock $.0001 par value; authorized 50,000,000 shares with no outstanding as March 31, 2021 and December 31, 2020	—	—
Common stock- Class A $.0001 par value; authorized 372,500,000 shares with 72,500,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	7,250	7,250
Common stock- Class B $.0001 par value; authorized 27,500,000 shares with 27,500,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	2,750	2,750
Additional paid-in capital	—	—
Accumulated deficit	(301,151)	(285,542)
Total stockholders’ deficit	(291,151)	(275,542)
Total Liabilities and Stockholders’ Deficit	$1,090	$1,699

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Revenue, net of discounts	$—	$—
Costs and expenses:
Operating costs, related party	15,000	15,000
General and administrative	609	27,620
Total costs and expenses	15,609	42,620
Operating loss	(15,609)	(42,620)
Other (income) expense:
Other income	—	—
Loss before provision for income taxes	(15,609)	(42,620)
Provision for income taxes	—	—
Net loss	$(15,609)	$(42,620)

Net loss per common share – basic:	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic	100,000,000	86,666,667

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net loss	$(15,609)	$(42,620)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable	15,000	15,000
Accrued liabilities	—	16,339
Net cash used in operating activities	(609)	(11,281)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Proceed from equity investment	—	2,075

Net cash provided from financing activities:	—	2,075

Net decrease in cash	(609)	(9,206)
Cash at beginning of the period	1,699	29,467
Cash at end of the period	$1,090	$20,261

Supplemental Cash Flow Disclosures
Cash paid for:
Interest	$—	$—
Taxes	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing
Accounts payable acquired in reverse merger	$—	$168,411

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

							Total
					Additional		Stockholders’
	Common Stock Class A		Common Stock Class B		Paid-In	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance December 31, 2019 of TRICCAR Holdings, Inc.	52,500,000	$525	27,500,000	$275	$101,401	$(105,225)	$(3,024)

Contribution by shareholders	—	—	—	—	2,075	—	$2,075

Recapitalization on reverse merger - purging previous share	(52,500,000)	(525)	(27,500,000)	(275)	(103,476)	—	$(104,276)

Recapitalization on reverse merger - issuance of new share	72,500,000	7,250	27,500,000	2,750	—	(74,135)	$(64,135)

Net Loss	—	—	—	—	—	(42,620)	$(42,620)

Balance March 31, 2020	72,500,000	$7,250	27,500,000	$2,750	$—	$(221,980)	$(211,980)

Balance December 31, 2020 of TRICCAR Holdings, Inc.	72,500,000	$7,250	27,500,000	$2,750	$—	$(285,542)	$(275,542)

Net Loss	—	—	—	—	—	(15,609)	$(15,609)

Balance March 31, 2021	72,500,000	$7,250	27,500,000	$2,750	$—	$(301,151)	$(291,151)

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary TRICCAR Holdings.

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

At the closing of the transaction, Mr. Owens did not accept the transfer of three of the SWD wells located in Wise County, Texas.  The SWD’s are as follows: Trull 1, Trull 2 and CSWU 1202. As a result, the Company never transferred these three SWD wells to Mr. Owens. The leases for these three SWD wells are in default and there is no current disposal activity or revenues from these SWDs. We are in the process of entering into negotiations with the lessors to restart these leases. The Company has continued to provide regulatory compliance reporting and maintenance services for these three SWD wells.  On December 31, 2019, the Company had an existing operating and management agreement with Elysian Fields Disposal LLC to serve as operator, management and consultant of various field operational assets. Under the contract agreement, Elysian Fields has the authority to operate the wells and provide accounting and regulatory compliance reporting services through itself or other qualified sub-contractors. While the SWD wells are not commercially operating and the leases are currently in default, this agreement remains in place for the three SWD wells continue to be maintained pursuant to the terms of the operating and management agreement. Elysian Fields is an affiliate of Newton Dorsett, our largest stockholder and was paid $15,000 in fees in the first quarter of 2021 by the Company. See Related Party footnote 7.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended March 31, 2021 and 2020, except as disclosed.

Earnings (Loss) Per Share (EPS)

Basic earnings per common share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and warrants. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an anti-dilutive effect on earnings per common share. Anti-dilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations. Currently there are no common stock dilutive instruments in 2021 or 2020 which have been excluded from EPS that could potentially have a dilutive effect on EPS in the future.

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

Our salt water disposal services provide oil and gas operators that produce hydrocarbons to dispose of their by-product of salt water (produced water) in an industry approved manner. Revenue is primarily based on a per-barrel price or other throughput metrics as specified in the contract. The Company recognizes revenue as services are performed. We have adopted this update and have generated no revenues during the period of this report.

Litigation

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company that are expected to have a material adverse effect on its financial position, results of operations or cash flows. The Company cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits and investigations.

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

7.                RELATED PARTY TRANSACTIONS

For the periods ending March 31, 2021 and 2020, the Company paid Elysian Fields Disposal LLC., an affiliate of our stockholder Newton Dorsett, $15,000 and $15,000, respectively, These are included as operating costs on the Statement of Operations for contract operating and management services of our SWD wells. The account payables outstanding balance with Elysian Fields Disposal was $190,000 and $175,000, as of March 31, 2021 as of December 31, 2020, respectively.

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

OVERVIEW

TRICCAR Inc. (or “TRICCAR” or “the Company”) operates in the oilfield service industry and more specifically has a focus of three saltwater disposal wells (“SWDs”) located in Wise County Texas and the Barnett Shale region in north central Texas.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2021, we reported a net loss of $15,609 as compared to a net loss of $42,620 for the three months ended March 31, 2020. The components of these results are explained below.

Revenue - No revenue was generated for the three months ended March 31, 2021.

Expenses - The components of our costs and expenses for the three months ended March 31, 2021 and 2020, are as follows:

	For the Three Months Ended		%
	March 31,	March 31,	Increase
	2021	2020	(Decrease)
Costs and expenses:
Operating costs	$15,000	$15,000	0%
General and administrative	609	27,620	(98)%

Total cost and expenses	$15,609	$42,620	(63)%

Operating results for the three months ended March 31, 2021 and 2020 reflect a net loss of $15,609 and a net loss of $42,620, respectively. We have not recorded any federal income taxes for the three months ended March 31, 2021 and 2020 because of our accumulated losses and our net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of March 31, 2021, we had total current assets of $1,090. Our total current liabilities as of March 31, 2021 were approximately $292,241. We had a working capital deficit of approximately $301,151 as of March 31, 2021.

As of March 31, 2021, we had $1,090 in cash, a decrease of $609 from December 31, 2020 due to minimal general administrative expenses.

Capital Expenditures

The Company suspended capital expenditures during the three months ended March 31, 2021 due to low working capital available.

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
Matthew Flemming, Chief Executive Officer, Interim Chief Financial Officer and Director