Form 10-Q
period 2021-06-30
TRICCAR INC.
filed 2021-08-19
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 18, 2021 there were 20,000,000 shares of Class A common stock outstanding.

2

TRICCAR, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$94,619	$1,699
Total current assets	94,619	1,699

Total assets	$94,619	$1,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$258,411	$228,411
Accrued liabilities, related party	—	48,830
Total current liabilities	258,411	277,241

Total Liabilities	258,411	277,241
Commitments and Contingencies (Note 5)
Stockholders’ Deficit:
Preferred stock $.0001 par value; authorized 50,000,000 shares with no outstanding as June 30, 2021 and December 31, 2020	—	—
Common stock- Class A $.0001 par value; authorized 372,500,000 shares with 20,000,000 and 72,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,000	7,250
Common stock- Class B $.0001 par value; authorized 27,500,000 shares with 0 and 27,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	2,750
Additional paid-in capital	207,588	—
Accumulated deficit	(373,380)	(285,542)
Total stockholders’ deficit	(163,792)	(275,542)
Total Liabilities and Stockholders’ Deficit	$94,619	$1,699

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue, net of discounts	$—	$—	$—	$—
Costs and expenses:
Operating costs, related party	15,000	15,000	30,000	30,000
General and administrative	57,229	4,046	57,838	16,666
Total costs and expenses	72,229	19,046	87,838	46,666
Operating loss	(72,229)	(19,046)	(87,838)	(46,666)
Other (income) expense:
Other income (Note 6)	—	(10,000)	—	(10,000)
Interest expense	—	—	—	—
Loss before provision for income taxes	(72,229)	(9,046)	(87,838)	(36,666)
Provision for income taxes	—	—	—	—
Net loss	$(72,229)	$(9,046)	$(87,838)	(36,666)

Net loss per common share – basic:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic	57,752,809	100,000,000	78,994,413	93,333,333

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(87,838)	$(36,666)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable	30,000	15,000
Accrued liabilities	—	1,339
Net cash used in operating activities	(57,838)	(20,327)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Contributed capital	150,758	—
Proceeds from equity investment	—	2,075
Net cash provided from financing activities:	150,758	2,075

Net increase (decrease) in cash	92,920	(18,252)
Cash at beginning of the period	1,699	29,467
Cash at end of the period	$94,619	$11,215

Supplemental Cash Flow Disclosures
Cash paid for:
Interest	$—	$—
Taxes	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing
Accrued liabilities forgiven through May 2021 Recission Agreement (See Note 7)	$48,830	$—
Accounts payable acquired in reverse merger	$—	$168,411

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

					Additional		Total
	Common Stock Class A		Common Stock Class B		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance December 31, 2019 of TRICCAR Holdings, Inc.	52,500,000	$525	27,500,000	$275	$101,401	$(105,225)	$(3,024)

Contribution by shareholders	—	—	—	—	2,075	—	$2,075

Recapitalization on reverse merger - purging previous share	(52,500,000)	(525)	(27,500,000)	(275)	(103,476)	—	$(104,276)

Recapitalization on reverse merger - issuance of new share	72,500,000	7,250	27,500,000	2,750	—	(74,135)	$(64,135)

Net loss	—	—	—	—	—	(36,666)	$(36,666)

Balance June 30, 2020	72,500,000	$7,250	27,500,000	$2,750	$—	$(216,026)	$(206,026)

Balance December 31, 2020 of TRICCAR Holdings, Inc.	72,500,000	$7,250	27,500,000	$2,750	$—	$(285,542)	$(275,542)

Net loss	—	—	—	—	—	(15,609)	$(15,609)

Balance March 31, 2021	72,500,000	$7,250	27,500,000	$2,750	$—	$(301,151)	$(291,151)

Contribution by shareholders	—	—	—	—	150,758	—	$150,758

Accrued liabilities forgiven through May 2021 Recission Agreement (See Note 7)	—	—	—	—	48,830	—	$48,830

Cancellation of shares related to May 2021 Recission Agreement	(52,500,000)	(5,250)	(27,500,000)	(2,750)	8,000	—	$—

Net loss	—	—	—	—	—	(72,229)	$(72,229)

Balance June 30, 2021	20,000,000	$2,000	—	$—	$207,588	$(373,380)	$(163,792)

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

6.                OTHER INCOME

The other income of $10,000 for the three and six months ended June 30, 2020, was an Economic Injury Disaster Loan (“EIDL”) program advance provided by Small Business Administration which is designed to provide emergency economic relief to business that were impacted by COVID-10 pandemic. The advance will not have to be repaid. TRICCAR Holdings, Inc. received the advance but were not approved for a EIDL loan.

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

In May 2021 Recission Agreement, the Company agreed to rescind the merger transaction with TRICCAR Holdings that was effective December 12, 2019. In connection with the Recission Agreement, the Company received 80,000,000 shares of its common stock from the previous transaction and subsequently cancelled the shares. Therefore the common stock outstanding of the company was reduced from 100,000,000 to 20,000,000 during the period and no treasury stock is outstanding. Additionally, accrued liabilities of $48,830 was forgiven in connection with TRICCAR Holdings during the period.

8.                RELATED PARTY TRANSACTIONS

For the quarter periods ending June 30, 2021 and 2020, the Company paid Elysian Fields Disposal LLC., an affiliate of our stockholder Newton Dorsett, $15,000 and $15,000, respectively, These are included as operating costs on the Statement of Operations for contract operating and management services of our SWD wells. The account payables outstanding balance with Elysian Fields Disposal was $205,000 and $175,000, as of June 30, 2021 and December 31, 2020, respectively. During 2021, $150,758 was contributed to the Company from an affiliate and stockholder.

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

The following discussion highlights the Company’s results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s unaudited financial statements contained in this Current Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

OVERVIEW

TRICCAR Inc. (or “TRICCAR” or “the Company”) focuses in the oilfield service industry and more specifically as the owner of three saltwater disposal wells (“SWDs”) located in Wise County Texas and the Barnett Shale region in north central Texas.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2021, we reported a net loss of $87,838 as compared to a net loss of $36,666 for the six months ended June 30, 2020. The components of these results are explained below.

Revenue - No revenue was generated for the three months ended June 30, 2021.

Expenses - The components of our costs and expenses for the three months ended June 30, 2021 and 2020, are as follows:

	For the Six Months Ended		%
	June 30,	June 30,	Increase
	2021	2020	(Decrease)
Costs and expenses:
Operating costs	$30,000	$30,000	0%
General and administrative	57,838	16,666	(247)%

Total cost and expenses	$87,838	$46,666	(88)%

Operating results for the six months ended June 30, 2021 and 2020 reflect a net loss of $87,838 and a net loss of $46,666, respectively. We have not recorded any federal income taxes for the six months ended June 30, 2021 and 2020 because of our accumulated losses and our net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of June 30, 2021, we had total current assets of $94,619. Our total current liabilities as of June 30, 2021 were approximately $307,241. We had a working capital deficit of approximately $212,622 as of June 30, 2021.

As of June 30, 2021, we had $94,619 in cash, an increase of $92,920 from December 31, 2020 due to minimal general administrative expenses and equity contributions.

Capital Expenditures

The Company suspended capital expenditures during the three months ended June 30, 2021 due to low working capital available.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2021.

TRICCAR, INC.

SIGNATURE:	/s/ Matthew Flemming
Matthew Flemming, Chief Executive Officer, Interim Chief Financial Officer and Director