Form 10-K/A
period 2020-12-31
TRICCAR INC.
filed 2021-11-05
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30746

TRICCAR INC.

(Exact name of registrant as specified in its charter)

Nevada	84-4250492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Travis Street, Suite 501
Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including Area Code: (318) 425-5000

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2021 was 20,000,000.

Documents Incorporated by Reference

None

Explanatory Note

Triccar Inc. (the “Company”) is filing this Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2020 (the “Annual Report on Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K (the “Original Report”) for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on July 20, 2021. The purpose of this Annual Report on Form 10-K/A is to amend:

•	the Company’s disclosure in Part II, Item 9A “Controls and Procedures,” to amend the disclosures set forth therein with respect to the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2020.

The remainder of the Original Report, including the Financial Statements and Supplementary Financial Data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Annual Report on Form 10-K/A. Notwithstanding the existence of this material weakness, management has concluded that the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as initially filed on July 20, 2021, or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 or June 30, 2021, as initially filed on July 21, 2021 and August 19, 2021, respectively are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

We have made no attempt in this Annual Report on Form 10-K/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraphs. Except as noted above, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Original Report, including any amendments thereto, and the Company’s other filings with the SEC subsequent to the filing of the Original Report, including any amendments thereto.

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

PART II

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at December 31, 2020, such disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - integrated Framework (2013).

Based on its evaluation, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. The lack of separation of duties between the Chief Executive Officer and the Chief Financial Officer, being the same person, along with the lack of personnel between processes provided two material weaknesses in the effectiveness of our controls.

We are a smaller reporting company and are exempt from the requirement for an attestation report on the Company’s internal controls over financial reporting by our registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

Exhibit Number	Description
31.1	Certification of our Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Labels Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2021.

TRICCAR INC.

SIGNATURE:	/s/ Matthew Flemming
Matthew Flemming Chief Executive Officer, Acting Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on November 4, 2021.

Signatures	Capacity

/s/ Matthew Flemming	Director, Chief Executive Officer
Matthew Flemming	and Acting Chief Financial Officer

/s/ Bernard R. O’Donnell	Director
Bernard R. O’Donnell

/s/ Frank Federer	Director
Frank Federer

