Form 10-Q/A
period 2021-03-31
TRICCAR INC.
filed 2021-11-05
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.  1)

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-30746

TRICCAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-4250492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Travis Street, Suite 501, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

318-425-5000

 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TCCR	N/A

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

2

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

As of November 1, 2021 there were 20,000,000 shares of Class A common stock outstanding.

3

 EXPLANATORY NOTE

Triccar, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021; filed with the Securities and Exchange Commission on July 21, 2021 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend our disclosure in Part I, Item 4 “Controls and Procedures,” of the Original Report to correct the disclosure relating to the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A. Notwithstanding the existence of this material weakness, management has concluded that the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as initially filed on July 20, 2021, or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 or June 30, 2021, as initially filed on July 21, 2021 and August 19, 2021, respectively are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at March 31, 2021, such disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting: There have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

PART II. OTHER INFORMATION

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

4