Form 10-Q/A
period 2021-06-30
TRICCAR INC.
filed 2021-11-05
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

1

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

2

EXPLANATORY NOTE

Triccar, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021; filed with the Securities and Exchange Commission on August 19, 2021 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend our disclosure in Part I, Item 4 “Controls and Procedures,” of the Original Report to correct the disclosure relating to the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A. Notwithstanding the existence of this material weakness, management has concluded that the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as initially filed on July 20, 2021, or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 or June 30, 2021, as initially filed on July 21, 2021 and August 19, 2021, respectively are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at June 30, 2021, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There have been no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

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

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2021.

TRICCAR, INC.

SIGNATURE:	/s/ Matthew Flemming
Mathew Flemming,
Chief Executive Officer, Acting Chief Financial Officer and Director

13