Form 10-Q
period 2021-09-30
TRICCAR INC.
filed 2021-11-12
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021 there were 20,000,000 shares of Class A common stock outstanding.

2

TRICCAR, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$9,197	$1,699
Total current assets	9,197	1,699

Total assets	$9,197	$1,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$311,587	$228,411
Accrued liabilities, related party	—	48,830
Total current liabilities	311,587	277,241

Total Liabilities	311,587	277,241
Commitments and Contingencies (Note 5)
Stockholders’ Deficit:
Preferred stock $.0001 par value; authorized 50,000,000 shares with no outstanding as June 30, 2021 and December 31, 2020	—	—
Common stock- Class A $.0001 par value; authorized 372,500,000 shares with 20,000,000 and 72,500,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,000	7,250
Common stock- Class B $.0001 par value; authorized 27,500,000 shares with 0 and 27,500,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	2,750
Additional paid-in capital	207,588	—
Accumulated deficit	(511,978)	(285,542)
Total stockholders’ deficit	(302,390)	(275,542)
Total Liabilities and Stockholders’ Deficit	$9,197	$1,699

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue, net of discounts	$—	$—	$—	$—
Costs and expenses:
Operating costs, related party	60,147	—	90,147	45,000
General and administrative	78,451	7,384	136,289	9,050
Total costs and expenses	138,598	7,384	226,436	54,050
Operating loss	(138,598)	(7,384)	(226,436)	(54,050)
Other (income) expense:
Other income (Note 6)	—	—	—	(10,000)
Interest expense	—	—	—	—
Loss before provision for income taxes	(138,598)	(7,384)	(226,436)	(44,050)
Provision for income taxes	—	—	—	—
Net loss	$(138,598)	$(7,384)	$(226,436)	(44,050)

Net loss per common share – basic:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic	20,000,000	100,000,000	58,966,790	93,333,333

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(226,436)	$(44,050)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable	83,176	—
Accrued liabilities	—	16,339
Net cash used in operating activities	(143,260)	(27,711)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Contributed capital	150,758	—
Proceeds from equity investment	—	2,075
Net cash provided from financing activities:	150,758	2,075

Net increase (decrease) in cash	7,498	(25,636)
Cash at beginning of the period	1,699	29,467
Cash at end of the period	$9,197	$3,831

Supplemental Cash Flow Disclosures
Cash paid for:
Interest	$—	$—
Taxes	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing
Accrued liabilities forgiven through May 2021 Recission Agreement (See Note 7)	$48,830	$—
Accounts payable acquired in reverse merger	$—	$168,411

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

					Additional		Total
	Common Stock Class A		Common Stock Class B		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance December 31, 2019 of TRICCAR Holdings, Inc.	52,500,000	$525	27,500,000	$275	$101,401	$(105,225)	$(3,024)

Contribution by shareholders	—	—	—	—	2,075	—	$2,075

Recapitalization on reverse merger - purging previous share	(52,500,000)	(525)	(27,500,000)	(275)	(103,476)	—	$(104,276)

Recapitalization on reverse merger - issuance of new share	72,500,000	7,250	27,500,000	2,750	—	(74,135)	$(64,135)

Net loss	—	—	—	—	—	(44,050)	$(44,050)

Balance September 30, 2020	72,500,000	$7,250	27,500,000	$2,750	$—	$(223,410)	$(213,410)

Balance December 31, 2020 of TRICCAR Holdings, Inc.	72,500,000	$7,250	27,500,000	$2,750	$—	$(285,542)	$(275,542)

Net loss	—	—	—	—	—	(15,609)	$(15,609)

Balance March 31, 2021	72,500,000	$7,250	27,500,000	$2,750	$—	$(301,151)	$(291,151)

Contribution by shareholders	—	—	—	—	150,758	—	$150,758

Accrued liabilities forgiven through May 2021 Recission Agreement (See Note 7)	—	—	—	—	48,830	—	$48,830

Cancellation of shares related to May 2021 Recission Agreement	(52,500,000)	(5,250)	(27,500,000)	(2,750)	8,000	—	$—

Net loss	—	—	—	—	—	(72,229)	$(72,229)

Balance June 30, 2021	20,000,000	$2,000	—	$—	$207,588	$(373,380)	$(163,792)

Net loss	—	—	—	—	—	(138,598)	$(138,598)

Balance September 30, 2021	20,000,000	$2,000	—	$—	$207,588	$(511,978)	$(302,390)

The accompanying notes are an integral part of these consolidated financial statements.

TRICCAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

8.                RELATED PARTY TRANSACTIONS

For the quarter periods ending September 30, 2021 and 2020, the Company paid Elysian Fields Disposal LLC., an affiliate of our stockholder Newton Dorsett, $15,000 and $15,000, respectively, These are included as operating costs on the Statement of Operations for contract operating and management services of our SWD wells. The account payables outstanding balance with Elysian Fields Disposal was $220,000 and $175,000, as of September 30, 2021 and December 31, 2020, respectively.

For the quarter period ending September 30, 2021, the Company paid Loutex Production Company LLC., an affiliate of our stockholder Newton Dorsett, $11,171, These are included as operating costs on the Statement of Operations for contract operating costs and services of our SWD wells. The account payables outstanding balance with Loutex Production Company was $11,171, as of September 30, 2021.

During 2021, $150,758 was contributed to the Company from an affiliate and stockholder.

9.                SUBSEQUENT EVENTS

On October 13, 2021, a stockholder loaned the Company $25,000 for working capital. The note is a demand note that matures November 13, 2021 and extends maturity for thirty day intervals upon permission from the holder, and bears an interest rate of 5% per annum.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2021, we reported a net loss of $226,436 as compared to a net loss of $44,050 for the nine months ended September 30, 2020. The components of these results are explained below.

Revenue - No revenue was generated for the three months ended September 30, 2021.

Expenses - The components of our costs and expenses for the three months ended September 30, 2021 and 2020, are as follows:

	For the Nine Months Ended		%
	September 30,	September 30,	Increase
	2021	2020	(Decrease)
Costs and expenses:
Operating costs	$90,147	$45,000	100%
General and administrative	136,289	9,050	1406%

Total cost and expenses	$226,436	$54,050	319%

Operating results for the nine months ended September 30, 2021 and 2020 reflect a net loss of $226,436 and a net loss of $54,050, respectively. We have not recorded any federal income taxes for the nine months ended September 30, 2021 and 2020 because of our accumulated losses and our net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity

As of September 30, 2021, we had total current assets of $9,197. Our total current liabilities as of September 30, 2021 were approximately $311,587. We had a working capital deficit of approximately $302,390 as of September 30, 2021.

As of September 30, 2021, we had $9,197 in cash, an increase of $7,498 from December 31, 2020 due to minimal general administrative expenses and equity contributions.

Capital Expenditures

The Company suspended capital expenditures during the three months ended September 30, 2021 due to low working capital available.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, at September 30, 2021, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting: There have been no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2021.

TRICCAR, INC.

SIGNATURE:	/s/ Matthew Flemming
Matthew Flemming, Chief Executive Officer, Interim Chief Financial Officer and Director

EXHIBIT 31.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Matthew Flemming, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Triccar Inc. (the “registrant”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2021

/s/ Matthew Flemming
Name:	Matthew Flemming
Title:	Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Matthew Flemming, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Triccar Inc. (the “registrant”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2021

/s/ Matthew Flemming
Name:	Matthew Flemming
Title:	Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Triccar Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2021 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Matthew Flemming, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2021		/s/ Matthew Flemming
	Name:	Matthew Flemming
	Title:	Chief Executive Officer
(Principal Executive Officer)

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Triccar Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Matthew Flemming, Acting Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2021		/s/ Matthew Flemming
	Name:	Matthew Flemming
	Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.