Form 10-K
period 2021-12-31
Correlate Infrastructure Partners, Inc.
filed 2022-04-14
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30746

CORRELATE INFRASTRUCTURE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Nevada	84-4250492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Travis Street, Suite 501, Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	(Zip Code)

(855) 264-4060

 (Registrant’s telephone number, including area code)

Triccar Inc.

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share
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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2021 was $12,200,751.

The number of shares of the registrant’s common stock outstanding as of April 14, 2022 was 34,649,920.

Documents Incorporated by Reference None

TABLE OF CONTENTS

CORRELATE INFRASTRUCTURE PARTNERS INC.

PART I

Forward Looking Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward- looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward- looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, , technological change, dependence on key personnel, availability of key component parts, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements.

Our periodic reports, proxy statements and Reports on Form 8-K are not currently on our website, however, our reports are available on the SEC’s EDGAR system and may be viewed at http://www.sec.gov.

Item 1. Business

Our Business

Correlate Infrastructure Partners Inc. (formerly Triccar Inc.), together with its subsidiaries (collectively the “Company”, “Correlate”, “we”, “us” and “our”), is a technology-enabled clean energy optimization provider that offers a complete suite of proprietary clean energy assessment and deployment solutions for commercial and industrial (C&I) building and property owners in the United States. Through our true tech-enabled project development and financing platform, we provide portfolio energy optimization and clean energy solutions for sustainable profit growth in buildings nationwide and provide turn-key project financing when required.

We focus on real estate assets that have a complex energy profile, but do not have the resources of time, expertise, or capital available to invest in technology and sustainable infrastructure upgrades that will improve the net operating income (NOI) of those properties. Complexities can stem from building and property owners having a large portfolio of sites in different locations, or a single location that has a variety of different business processes, operations, and equipment that require a wide skillset of expertise to continually optimize (such as achieving the ISO 50001 standard).

We provide property owners and REITs access to a multitude of energy experts and solutions via a lean software-driven process, with end-to-end engineering, finance, project management, and fulfillment services for all major facility energy improvements. Through our processes we seamlessly and securely connect client opportunities with the correct experts, solutions, and execution resources across their entire portfolio to help our clients achieve their sustainability mandates and improve bottom line operating margins. The Company leverages on-demand experts and leading-edge, proven technology to turn our clients drive for a competitive edge into a comprehensive energy optimization and management program. Each custom program can significantly lower our clients energy usage, costs, and carbon footprint, thereby improving NOI and providing our clients more flexibility to focus and invest in other areas of their businesses.

Behind this platform is a team of multi-decade industry experts in renewable energy generation, efficiency technology, software development, project finance, supply chain, and construction. The Company’s team is comprised of serial entrepreneurs and innovators that have built some of the leading companies in the clean energy space, including technology-based startups and F500 divisions. Our CEO, Todd Michaels has been in the solar industry since 2005 formerly as VP of Product Innovations at SunEdison, Senior Director – Distributed Solar at NRG Energy (NYSE: NRG), and SVP of Project Development and Marketing at Solar Power Partners (acquired by NRG Energy in 2011). Our CFO, Channing Chen has 16 years of experience and formerly held executive management roles at Solar

Power Partners where he was a founding employee, SunEdison, NRG Energy (NYSE: NRG) and was the founder of Breakaway Energy Partners, LLC – a distributed energy financing and market-making platform. Jason Loyet, our Director of Commercial Solar has over 20 years in the cleantech industry and was a US Department of Energy SunShot Catalyst award winner for his work building the Solar Site Design technology platform. Our chief revenue officer Dave Bailey brings over 15 years of executive sales, supply chain management, and energy efficiency experience from Wesco’s Distributed Energy Resource division (formerly Westinghouse) and GE Supply.

Solar Site Design

Our acquisition of Loyal Enterprises LLC (dba Solar Site Design (SSD)) provides us with leading edge customer acquisition and project development tools. SSD’s commercial marketplace platform connects highly qualified project opportunities to leading solar construction companies nationwide. A US Department of Energy (DOE) Sunshot Catalyst winner, SSD boasts a team with nearly 20 years of experience in the solar industry, and we intend to leverage these relationships to procure new clients. Only reputable, experienced, certified (NABCEP), licensed, bonded, and insured contractors are accepted into the SSD marketplace platform. The SSD acquisition is the beginning of an aggressive roll-up strategy which the Company plans to undertake to complete its technology platform and scale top and bottom-line growth.

We believe that building and property owners will choose our services for first-rate, transparent, actionable, cashflow-positive / NOI improving energy programs. Furthermore, states are setting renewable portfolio standards and goals, in addition to the critical and significant underlying carbon reduction mandates taking effect in the US and beyond. Finally, with environmental, social, and governance (ESG) mandates increasingly becoming a priority for businesses, we believe that we are well-positioned to be one of the premier net-zero carbon, smart building platform sources in the United States.

Market Opportunity

Solar deployment in the US to date, relative to other energy sources, has been slow to develop and market penetration remains below 5%. We believe that a software-centered, asset-light development and financing business model that is focused on continuous design and process improvement will allow solar to achieve large-scale adoption.

The Energy Information Administration (EIA) estimates that there are 6 million commercial buildings in the US. This sector is the largest single consumer of energy in the country – using over $2 trillion of energy each year. The EIA and DOE estimate that up to 30%, or approximately $600 billion, is wasted through inefficiencies, representing 15% of greenhouse gas emissions, according to industry experts. According to Statista Research Department, as of 2019, only 69,066 buildings in the country have a Leadership in Energy and Environmental Design (LEED) certification, a global rating system that acts as a framework to guide energy efficiency, among others. While energy upgrades have real, tangible results, this reveals that a majority of buildings still lack energy programs. According to the US Department of Energy (DOE), some of the primary barriers that prevent businesses from adopting energy measures include lack of funding, perceived insufficient return of investment, lack of the ability to investigate and implement projects, and lack of general knowledge and technical expertise to implement and maintain such projects. Despite the hesitancy of building and property owners to investigate and implement such projects, we believe that opportunities for improved energy efficiency, lower costs, and lower carbon emissions are enormous, and there are favorable market conditions that point towards market opportunities for us to significantly grow our business. For instance, rapid technological advancements and decreasing costs have driven renewable energy as the second-most widespread electricity source in the country. The US Energy Information Administration (EIA) reports that renewable energy reached a record high of 12% of total energy consumption in 2020 (latest data available). Among renewable energy sources, solar power has become the most predominant, with solar power capacity growing from just 0.34 GW in 2008 to approximately 97.2 GW in 2021, per DOE. When it comes to commercial building retrofits, the Rocky Mountain Institute estimates that portfolio energy optimization is a $290 billion market in the US, driving deep financial savings and energy efficiency across the commercial sector.

At the same time, the US is powering itself with clean, renewable energy to strategically phase out carbon pollution by 2050. The US government has recently outlined long-term goals to cut emissions by 50% to 52% by 2030 based on 2005 levels, achieving total carbon free power by 2035, and accomplishing a net zero economy by 2050. States and local governments are also taking action to phase out carbon pollution. There are 38 states and the District of Columbia that have renewable portfolio standards (RPS) and in 12 of those states (plus DC), the requirement is for 100% clean energy by 2050 or earlier. More than 2,000 businesses and financial institutions have partnered with the Science Based Targets initiative (SBTi) to reduce their emissions in line with climate science; meanwhile, 347 corporations worldwide are working with RE100, a corporate initiative of businesses committed to 100% renewable energy. With massive market demand for carbon reduction and energy optimization, we believe that our scalable offerings are well-positioned to meet these goals.

Our Solutions

Our management team understands the barriers that are prohibiting the scalable deployment of distributed energy solutions and has developed innovative processes and tools targeted at bulk real estate owners, educating them on the financial benefits of energy projects, allowing them to compare potential energy upgrade options, and facilitating the actual implementation of the retrofit measures via attractive turnkey offerings with no-money down, 100% funding options. We also provide custom solutions for energy contractors to more efficiently target potential clients and offer more compelling energy services – fully funded and easy to comprehend.

We use software to bring together energy projects, independent sales, and certified installers into a process that is standardized with strong quality, institutional grade controls. This ‘market-making’ platform model allows us to optimize and keep fixed costs low which, in turn, leads to high scalability and improved pricing for consumers while preserving financial returns to project investors and lenders. We do not need to subsidize the marketplace as there are already large pools of independent salespeople and installers who need more consistent, quality work.

Our Proprietary Customer Acquisition Tool

We use our proprietary customer acquisition tool and online project development platform to generate a regular flow of qualified solar energy project opportunities. Expensive customer acquisition is one of the major barriers to entry in the solar industry which we believe our process addresses and helps to sustain profitability and standardization. We aggregate the project data entered by service professionals (referral agent) and connect the projects to approved solar engineers to finalize the design and explore financing options for the site, thereby reducing customer acquisition costs by up to 50%. By leveraging a collaborative, cloud-based marketplace, we are also able to connect clients with additional energy services and additional sources of revenue for the Company.

An Integrated Platform for Deploying Commercial Energy Solutions at Scale

Our platform was created by a team of clean energy pioneers. The innovative technology platform, tools, and business model were developed as a result of the team's average 20+ years of experience with energy customers and countless "voice of the customer" research engagements. The service was officially created after the results of a business model innovation project at SunEdison made it clear that any strategic energy plan requires end users to have the resources to create, implement, and manage an ongoing plan, regardless of the magnitude of the economic opportunity. These insights — combined with additional research efforts conducted by California investor-owned utilities for their energy efficiency business plans, from DNV GL, and other entities — informed the need for a platform to connect on-demand energy managers with end users of energy and develop a streamlined software workflow process based on the ISO 50001 framework for Strategic Energy Management (aka Energy Management System).

Our management team has conducted over 100 structured interviews with energy product/service providers to understand the challenges they are facing with the commercialization, deployment, and financing of their products and services. Our research was focused on gaining insights into six key areas: priority initiatives, success factors, perceived barriers, decision criteria, buying influencers, and resources that buyers trust. We have used the results of our research to create three target buyer profiles and have been designing and adjusting our go-to market, product, and pricing strategies around the target buyers specific needs. We believe that we have either significantly mitigated or removed risks for customers to highly prioritize and execute on their sustainability initiatives based on direct customer feedback. Contracts, pricing, and payment programs have also been created based on this feedback.

Technology Capabilities

The Company offers a cloud-based, energy project platform designed to streamline, accelerate, and scale retrofit projects in commercial buildings. The platform uses advanced energy retrofit simulation and algorithms to manage the entire energy retrofit cycle: origination, building energy performance assessment, project development, project financing, implementation oversight, and ongoing monitoring. This technology stack typically reduces project transaction costs and execution timeline by a factor of five, and thus, is particularly well-suited for medium-sized commercial buildings.

Our central management platform is a SaaS-based Building Relationship Manager (BRM) that connects data and solution applications for up to 90% faster energy decisions. As disparate data, products, and applications make energy-related decision-making exceedingly difficult in buildings, our platform solves that problem by bringing all data points and applications into a single platform, making building energy analysis more actionable. The platform is open and standards-based, allowing us to have digital relationships with customers, partners, and utilities throughout the US.

Our services have already been deployed across more than 30 major US metropolitan areas. We have processed and completed project simulations and use cases on more than 250,000 buildings (representing over 15 billion sq ft of real estate) resulting in more than $11 billion in annual energy savings opportunities identified. We are leveraging our platform to catalyze energy retrofits in owner occupied buildings and those owned by REITs. Our bulk portfolio analysis is similar to a “Zillow for energy projects" in buildings through its ability to model properties with five basic inputs. We will increasingly adapt and simplify the user interface (UI), user experience (UX) and workflows to make them more compelling to non-energy expert stakeholders (such as SMBs), and breakdown the retrofit value proposition and business case in terms that resonate directly with the owners’ key business metrics, such as savings as a percent of profit margins, or improving bottom line net operating income (NOI).

In addition, we are developing our local incentive database to reflect the regional utilities’ current projects by region. Finally, we will enlist ESPs who will be given free access to the portal to identify prospects, engage owners, and provide retrofit services facilitated by the software. Correlate partners will be equipped with project development and selling tools, as well as relevant financing options to reduce their soft project development costs and increase their project closing rate.

Our Process

Correlate uses its complete building energy model to rapidly create a best-fit solution bundle for each of the buildings in a given territory. The Company uses a database of building data archetypes derived from the US Department of Energy’s Commercial Reference Building Models. With this model, and a handful of building physical characteristics, the Company rapidly creates an initial assessment of current building energy performance. The data points – exact address, building use, square footage, number of floors, and year built – are enhanced by other data such as building codes, weather, energy prices, rebates, and grid programs.

Correlate creates solution scenarios with a business case for each and in aggregate as a bundle – efficiency, solar, storage, EV infrastructure, and other grid revenue opportunities. Appropriate financing based on the asset owners’ goals will be included to eliminate the need for upfront capital and remove performance risk.

Correlate automatically drives contract level pricing on the created building model to simulate and match each measure in its solution library to estimate the cost, energy savings, payback period, internal rate of return, carbon savings, and NOI. These measures include solar, plus upgraded HVAC systems, installation of ground or air source heat pumps, lighting upgrades, smart thermostats/controls, or real time energy management systems. The library was developed by multiple research projects and initiatives, including the DOE Building Component, the LBNL Commercial Building Energy Saver, and the Commercial Buildings Sector Agent-Based Model (CoBAM), a project of Georgia Institute of Technology and Argonne National Laboratory.

Step-by-Step Sale to Project Completion Process

The customer engagement process begins by benchmarking and prioritizing goals of our potential customer, followed by acquiring building data to analyze energy consumption to quickly identify savings (and hence, improved NOI) with intelligent machine learning. By analyzing and comparing data, numerous incentives are created through this process.

At its core, the Company uses a physics-based hourly building energy simulation model to create a “digital twin” of each building in its database. The model is used throughout the process to originate, develop, finance, and deliver retrofit projects to building owners meeting precise metrics. We provide end-to-end building energy analytics to support the development, financing, and ongoing monitoring of building energy retrofit projects. Once a lead is acquired, the following illustrates the project development workflow of our systems-based approach:

-	Building Energy Performance Assessment – the user provides energy use information, minimum of one complete bill for each energy meter. We then adjust the calibration of the building model to benchmark and assess the overall building energy performance;
-	Progressive Energy Audit – the user responds to a simple online remote audit survey designed for non-energy professionals. The information is automatically reflected into our building energy model and facility database;
-	Retrofit Simulation – Based on information collected from the remote audit, our proposed retrofit options are recalculated, review for QA by a human expert, and presented to the opportunity lead. ESP and solutions vendors can further refine the analysis after their on-site visit to refine the scoping and make a more formal proposal to the facility owner;
-	Project Risk Assessment – For projects requiring third party owned financing solutions, a risk assessment provides technical due diligence capability to evaluate the uncertainty of the proposed savings measures, credit and regulatory risks;
-	Financing and Performance Assurance – We have developed a network of financing partners to cater to most financing needs of retrofit projects (PPA, PACE, ESQ, fixed payments as a service and loans). Based on contract type, additional performance assurance plans are available from third-parties;
-	Measurement and Verification (M&V) – We provide M&V tools to automatically determine the baseline and run the monthly performance to forecast;
-	Ongoing Monitoring and Maintenance – We conduct continuous, ongoing monitoring and maintenance of all building retrofit projects.

Business Model

The majority of our revenues are expected to be generated by leveraging third party channel partners and sales teams using the Company’s platform. Sales only organizations or Energy Solution Providers (ESP’s) will be paid a commission for each transaction that we install and complete. Upon a customer’s acceptance of our recommended solution and funding package, we generate all of the required contracts through an automated system, where clients sign digitally, and any deposit or milestone payment can be collected online. We generate revenue through the following models:

Revenue Stream	Pricing
Project Development and Sale	15-30% Gross Margin
Facility Health Subscription Fees	$1,200 Annually
Project Finance Desk Fees	2% - 5% of total project cost
Intelligent Efficiency Development Fees	5-20% of total project cost
Future Revenue (e.g. Grid Services and other ancillary)	TBD

Acquisition and Growth Strategy

The Company intends to seek for acquisition private companies that can complement its business model or provide immediate revenue and EBITDA. This will increase the number of sites powered by the Company and add additional topline revenue. Potential acquisition targets will include specialized software companies that help further scale aspects of project development, financing, supply chain management, and unique regional fulfillment needs.

Value Proposition to the Building Owner

We offer a multi-value proposition to building owners, as set forth below:

Industry Performance and Outlook

Renewable energy has become the second-most prevalent electricity source in the US. Rapid technology advancements and decreasing costs of renewable energy resources, along with the increased competitiveness of battery storage, have made renewables one of the most competitive energy sources.

Despite suffering from supply chain constraints, increased shipping costs, and rising prices for key commodities in 2020 and 2021, capacity installations remained at an all-time high. The US Energy Information Administration (EIA) reports that renewable energy was the only source of energy consumption in the country that increased in 2020 from 2019. It saw its fifth consecutive year of renewable energy growth, reaching a record high 12% of total energy consumption. Further, renewable energy production and consumption both reached record highs of about 11.77 and 11.59 quadrillion British thermal units, respectively.

Many cities, states, and utilities in the US are setting ambitious clean energy goals, increasing renewable portfolio standards, and enacting energy storage procurement mandates. Furthermore, more than 2,000 businesses and financial institutions worldwide are working with the Science Based Targets initiative (SBTi) to reduce their emissions in line with climate science.

Renewable Energy Consumption in the US 2020-2050 (US Energy Information Administration)

Renewable energy growth is poised to accelerate in 2022 and beyond, as concern for climate change and support for environmental, sustainability, and governance (ESG) considerations grow, along with accelerated demand for cleaner energy sources from most market segments. At the same time, federal and state mandates are helping spur activity in the renewable sector that will likely drive further growth. By 2025, the EIA projects that approximately 15.21 quadrillion Btu of renewable energy are expected to be consumed in the US. And by 2050, this could reach 21.51 quadrillion Btu, almost doubling the estimated renewable energy consumed in 2020.

Solar is the Fastest Growing Generation Resource

Solar power is more affordable, accessible, and prevalent in the US than ever before. From just 0.34 gigawatts (GW) in 2008, solar power capacity has grown to an estimated 97.2 (GW) today, as per the US Department of Energy (DOE). This is enough to power the equivalent of 18 million average American homes. To add, over 3% of US electricity comes from solar energy in the form of solar photovoltaics (PV) and concentrating solar-thermal power (CSP). Since 2014, the average cost of solar PV panels has dropped nearly 70% and markets for solar energy are maturing rapidly around the country since solar electricity is now economically competitive with conventional energy sources in most states.

It is estimated that solar PV panels on just 22,000 square miles of the nation’s total land area – about the size of Lake Michigan – could supply enough electricity to power the entire country. Solar panels can also be installed on rooftops with essentially no land use impacts, and it is projected that more than 1 in 7 homes will have a rooftop solar PV system by 2030. The EIA in its December 2021 report, which includes data through October 2021, said it projects the US will add about 78 GW of new electricity generation capacity in 2022 through year-end 2023. The agency said 62% of that total, or about 49 GW, will come from large-scale solar power and energy storage projects. This means 2022 could well see the industry growing solar-plus-storage buildouts, exploring floating solar PV modules, and expanding community solar projects to new markets. Pairing storage with solar offers cost synergies, operational efficiencies, and the opportunity to reduce storage capital costs with the solar investment tax credit.

Moreover, the solar market is a proven incubator for job growth throughout the nation. Further data from DOE shows that solar jobs in the country have increased 167% over the past decade, which is 5 times faster than the overall job growth rate in the US economy. There are more than 250,000 solar workers in the US in fields spanning manufacturing, installation, project development, trade, distribution, and more.

Clean Energy Goals Boost Commercial Solar Demand

EIA’s Commercial Buildings Energy Consumption Survey estimated that there were 6 million commercial buildings in the US in 2018, and this sector accounts for about 76% of electricity use and 40% of all US primary energy use and associated greenhouse gas (GHG) emissions. In 2019, only 69,066 buildings had a Leadership in Energy and Environmental Design (LEED) certification – one of the most commonly used green building rating systems in the world. Developed by the US Green Building Council, this system acts as a framework to guide buildings when it comes to energy efficiency, among other cost-saving standards.

Further data from EIA shows that while large buildings (greater than 100,000 SQFT, such as high-rise office buildings) represent just 2% of US commercial buildings, they represent nearly 35% of the US commercial building stock floor area, and they are more likely to have smart building technology components such as distributed energy resources. Small and medium buildings (100,000 SQFT or smaller) represent nearly 98% of US commercial buildings and typically lack smart building technologies. This shows that a majority of commercial buildings still lack energy projects, and therefore represent a large market opportunity for the Company. Particularly, the portfolio energy optimization market, according to Rocky Mountain Institute, is a $290 billion opportunity in the US.

Buildings Sector: A Snapshot

Expected Growth in Corporate Investments

Environmental, social, and governance (ESG) has emerged as a major influence on corporate policies and practices as businesses and investors are increasingly called upon to address topics such as sustainability and environmental equity, among others. As a result, many large companies are pledging to utilize renewable energy. Climate change is having a major effect on the ways businesses plan, assess risk, and deploy resources, and investors are now asking how businesses are reducing their carbon footprint. These initiatives are fueling the dramatic growth of renewable energy, especially investment in solar power. As a result, total corporate spending for solar projects, including venture capital funding and debt financing, reached $13.5 billion in the first half of 2021, compared with $4.6 billion in the same period in 2020.

A Johnson Controls survey in 2020 (latest data available) found a growing interest in net zero energy buildings and resiliency, with 70% of US organizations very or extremely likely to have one or more facilities that are nearly zero, net zero or positive energy, or carbon status in the next 10 years – an increase of 7% from 2019. Further, 66% of organizations are very or extremely likely to have one or more facilities able to operate off the grid in the next ten years – an increase of 3% from 2019. Additionally, 63% of organizations invested in onsite renewable energy in 2020, a 22% increase from the organizations that said they were planning to do so in the 2019 study.

In 2020, 55% of organizations planned to increase investment in energy efficiency, renewable energy, or smart building technology over the following 12 months. Energy cost savings, increasing energy security, and customer attraction / retention are the biggest drivers of investment.

Reasons for Investment in Smart Building Technologies (Johnson Controls Energy Efficiency Indicator Survey, 2020)

Rated as ‘extremely or very significant’ by organizations
Energy cost savings	85%
Increasing energy security	75%
Customer attraction / retention	73%
Enhanced brand or reputation	72%
Improving operational efficiency	70%
Government / utility incentives / rebates	69%
Increasing building resilience	69%
Greenhouse gas footprint reduction	68%

Clean Energy Commitments and Initiatives

In 2022, more than 2,000 businesses and financial institutions (including American Express, Owens Corning, Molson Coors, BNSF Railway, etc.) are working with the Science Based Targets initiative (SBTi) to reduce their emissions in line with climate science. Additionally, 60% of Fortune 500 companies (2020) have set a climate or energy-related commitment. This represents a 12% increase from 2017. While renewable generation is an essential strategy for these companies to meet their climate and sustainability promises, energy efficiency solutions are expected to be the single largest strategy to reduce their emissions and carbon footprint, as per EIA.

Also, as of January 2022, 347 corporations worldwide have joined RE100 and have made a commitment to go 100% renewable. According to RE100, if the current roster of RE100 members were a country, they would be the 21st largest electricity consumer in the world – bigger than South Africa. In December of 2021, President Biden signed an Executive Order that directed the Federal Government to use its scale and procurement power to achieve 100% carbon pollution-free electricity by 2023 with half to be locally supplied clean energy, 100% zero-emission vehicle acquisitions by 2035, net-zero emissions from Federal procurement, net-zero emissions building portfolio by 2045, and net-zero emissions from overall Federal operations by 2050 including a 65% emissions reduction by 2030.

Barriers to Renewable Energy Technologies

Renewable energy has overcome numerous barriers to become competitive with coal, natural gas, and nuclear power. Nonetheless, renewables still face major obstacles when it comes to adoption. Data from Johnson Controls shows the leading deterrents to successful smart building carbon reduction programs. In order to solve these issues, the Company’s solutions involve no money upfront (100% financing), deployment of energy managers and resources, performing detailed analytics, and continuous performance monitoring, among others. By providing a solution to these deterrents, we believe that our solutions unlock significant opportunities that exist in renewable energy.

Lack of Funding / Uncertainty in Savings Performance

The most obvious and widely publicized barrier to renewable energy is capital costs, or the upfront expense of building and installing solar farms. According to McKinsey, a holistic US Energy efficiency program would yield gross energy savings worth more than $1.2 trillion, well above the $520 billion needed for upfront investment in efficiency measures. Such a program is estimated to reduce end use energy consumption by 9.1 quadrillion Btus, roughly 23% of projected demand, abating up to 1.1 gigatons of greenhouse gases annually. Like most renewables, solar is exceedingly cheap to operate – its “fuel” is free, and maintenance is minimal – so the bulk of the expense comes from building the technology.

According to the Solar Energy Industries Association (SEIA), commercial solar panel systems cost an average of $1.45 per watt as of Q3 2021. For example, a factory with a system size of 350 kW would cost around $507,500. Limited access to commercial financing has long been recognized by experts to be one of the major barriers to implementing energy efficiency projects. Competing for financing with other core business investment projects, energy efficiency projects often rank low on the priority lists of high-level private sector managers or investors. Higher construction costs also make financial institutions more likely to perceive renewables as risky, lending money at higher rates, and making it harder for utilities or developers to justify the investment. Funding can be difficult to secure and as a result can deter building owners, however, the Company has the ability to provide financing options for 100% of the project costs with no out of pocket cost to building owners leveraging experience from the solar industry where power purchase agreements (PPAs) have helped drive the rapid adoption of commercial solar since 2005.

Reasons Smart Building Carbon Reduction Programs Fail (Johnson Controls Energy Efficiency Indicator Survey, 2020)

Perceived Insufficient Payback / ROI

A common barrier in the utility sector is the perception that energy efficiency actions will reduce a company’s revenue. Businesses also face uncertainty about how long it will take to pay back their energy investments. While true in some cases, energy efficiency programs can help electricity companies better manage peak demand and also defer the need for investing in new power infrastructure, and thus can be very profitable for electricity companies. The Company’s solutions also provide recommendations such as short, medium, and long-term pay back with ROI scenarios to make it extremely transparent and easy for our clients to understand and analyze the benefits of our product offerings and programs.

Lack of Technical Expertise to Evaluate or Execute

Since renewable energy technology is comparatively new and not optimally developed, there is a lack of knowledge about operation and maintenance. Efficiency cannot be achieved if a system is not optimally operated and if maintenance is not carried out regularly. We quickly identify and analyze energy savings potential, helping building owners determine current building performance, benchmarking, and retrofit plans.

Lack of Awareness

Approximately 11% of respondents to the Johnson Controls survey pointed to a general lack of awareness of the importance, benefits, and potential of renewable energy both among the general public and major stakeholders, thus constraining rapid adoption. There is often a lack of awareness of the cost of solar systems in particular, and many operators assume they are cost prohibitive without understanding ROI benefits.

Expanding Government Energy Policies

A combination of federal incentives, state policies, and market conditions have accelerated increases in renewable electricity generation, and is expected to drive demand for the Company’s services. For example, the US has recently set long-term goals to reach net zero emissions by 2050. As part of this initiative, the US will not only move to 100% clean energy, but will also prioritize clean fuels like hydrogen and biofuels where needed, cut energy waste, reduce methane and non-carbon emissions, and scale up carbon removal. Additionally, the current administration plans to cut emissions from 50% to 52% by 2030 based on 2005 levels, achieving total carbon free power by 2035 and achieving a net zero economy by 2050.

Building Energy Codes Program

Some commercial and/or residential construction codes mandate certain energy performance requirements for the design, materials, and equipment used in new construction and renovation. The DOE’s Building Energy Codes Program, for instance, aims to improve building energy efficiency, and to help states achieve maximum savings. This program assesses the savings impacts of model energy codes, calculating energy, cost, and carbon savings, and coordinates with key stakeholders to improve model energy codes, including architects, engineers, builders, code officials, and a variety of other energy professionals.

According to the US Government, energy codes for residential and commercial buildings are projected to save $138 billion in energy costs, 900 MMT of avoided Co2 emissions, and 13.5 Btus of primary energy (cumulative 2010-2040). These savings equate to the annual emissions of 195 million passenger vehicles, 227 coal power plants, and 108 million homes.

States’ Renewable Portfolio Standards and Goals

As of September 2020, 38 states and the District of Columbia had established renewable portfolio standards (RPS) or renewable goals, and in 12 of those states (and the District of Columbia), the requirement is for 100% clean electricity by 2050 or earlier. Designed to increase the use of renewable energy sources for electricity generations, state RPS programs vary widely in terms of program structure, enforcement mechanisms, size, and application. According to EIA, states have generally met their interim RPS targets in recent years, with only a few exceptions reflecting unique, state-specific policy designs. Roughly half of all growth in US renewable electricity generation and capacity since 2000 is associated with state RPS requirements. Nationally, the role of RPS policies represented about 23% of all US renewable electricity capacity additions in 2019. Within particular regions – especially the Northeast – RPS policies continue to serve a central role in motivating growth in renewable electricity generation.

California’s RPS Milestones – In California, the state’s ambitious RPS was established in 2002 and requires that by 2020, at least 33% of all electricity flowing into households and commercial buildings should be sourced from renewable energy. According to the Natural Resources Defense Council (NRDC), billion-dollar renewable energy investments in the state has created more than 100,000 jobs as early as 2015. In 2021, Los Angeles Times reported that the state hit nearly 95% of its renewable energy goals – supplying power to over 6.4 million homes and reducing harmful carbon emissions by over 21 million metric tons annually. The program is growing so fast in part because of the measurable economic benefits. Through the end of 2020, participants collectively saved nearly $1.2 billion. These efforts are widely supported by Californians. 83% of California residents support setting a target for the state to generate 50% of its electricity from renewable resources.

A number of factors helped create an environment favorable for RPS compliance, including RPS-qualified generation projects that take advantage of federal incentives; reductions in the cost of renewable technologies; complementary state and local policies that either reduce costs or increase revenue streams associated with RPS-eligible technologies. States have adopted a number of other policies to support greater investment in the adoption of renewable energy, including Public Benefits Funds for Renewable Energy, Output–Based Environmental Regulations, Interconnection Standards, Net Metering, Feed-In Tariffs, and programs by the US EPA.

The Future is Renewable

The Solar Market Insight Report ranks the top states across the country based on the total amount of solar electric capacity installed and in operation as of the end of the first quarter of 2021. To put into context, SEIA figures also include the equivalent number of homes that can be powered by that solar capacity in the individual state. Here are the current leaders for solar power in the US:

Top Solar Energy States (Solar Market Insight Report, 2021)

State	Cumulative Solar Capacity (Megawatts)	Equivalent Number of Homes Supplied
California	31,873	8,548,370
Texas	9,311	1,082,407
North Carolina	7,132	859,707
Florida	7,074	842,897
Arizona	5,247	810,751
Nevada	3,904	672,707
New Jersey	3,653	586,709
Massachusetts	3,263	545,258
Georgia	3,069	359,160
New York	2,840	474,848

While California has dominated the US solar market, other markets are continuing to expand rapidly and are emerging solar hotbeds. For instance, some smaller Northeastern states, like Massachusetts and New Jersey, are emerging solar states. The above leaderboard shows that it is not just about land space and the natural sunshine; the policies and economics driving these installations are just as impactful.

We believe that as the price of solar continues to fall, new state entrants will grab an increasingly larger share of the national market. In order to illustrate this opportunity, the table below shows the states that have adopted official zero-GHG or 100% renewable energy goals for their power sector or whole economy.

100% Clean Energy States

	Power Sector					Whole Economy
State	100% Renewable Energy		Zero GHG			Zero GHG
	Executive Order	Legislation	Board Decision	Executive Order	Legislation	Executive Order	Legislation
California					2045	2045
Colorado					2050
Connecticut				2040
Washington, DC		2032
Hawaii		2045
Illinois					2050
Louisiana						2050
Maine		2050
Massachusetts							2050
Michigan						2050
Nebraska				2050
Nevada					2045
New Jersey					2040
New Mexico					2050
New York					2040
North Carolina
Oregon
Rhode Island	2030
Virginia					2050
Washington					2045
Wisconsin				2050

Target Market Demographics

We operate on a nationwide basis, with an emphasis on the Northeast region, California, and Hawaii. States in the Northeast have a long history of climate leadership from strengthening renewable energy standards, to reducing power sector emissions and modernizing transportation systems. In fact, all 9 states in the region have an RPS and are part of the Regional Greenhouse Gas Initiative (RGGI), which serves to reduce global warming pollution from power plants through implementation of a carbon cap-and-trade system. Companies and investors in the region want to see smart policy solutions that will help them meet their climate goals, improve public health, create jobs, and cut costs for businesses and communities alike.

The Northeast leads the nation in electricity consumption and in the adoption of renewables; however, there is still room for growth in these states. With over 2.1 million businesses across the region, we believe that we are properly positioned to capitalize on and address this market.

Northeast Region Demographics

State	% Renewable Electricity	Compliance Year	Total Households	Total Businesses
Maine	40%	2017	587,633	55,990
New Hampshire	25%	2025	557,262	67,388
Rhode Island	16%	2019	422,324	38,757
Massachusetts	15%	2020	2,699,633	279,800
11

Vermont	20%	2017	265,838	31,695
Connecticut	27%	2020	1,388,735	166,088
New Jersey	22.5%	2021	3,321,271	315,982
Pennsylvania	18%	2021	5,163,155	457,737
New York	29%	2015	7,482,516	708,406

Regional Opportunities

To meet 2030 emissions targets, at least 35% of the Northeast region’s power generation needs to come from renewable sources such as solar and wind. Including hydroelectricity, 57% of the Northeast's energy must be renewable by 2030. In a report, the Pace Energy and Climate Center has identified two key opportunities for growth in the region.

•	The Northeast United States buys a large volume of voluntary green power, but does not supply much of it. This suggests an opportunity to capture private investment dollars and emissions reductions that are currently leaving the region. The disparity between sales and supply in the region highlights the low impact of voluntary demand on renewable energy development in the Northeast. However, renewable energy generators in the Northeast can participate in both RPS and voluntary markets for renewable energy, and there are many examples of facilities that currently supply both. Renewable energy generators can move between markets, which allows them to maximize prices and manage volatility.

•	Corporate procurement of renewable energy is a major potential driver for renewable energy development in the Northeast region, as it is across the country. Many large companies have the interest and ability to develop projects themselves, directly finance or invest in construction of new renewable capacity, or enter into long-term PPAs with new suppliers. These companies are motivated by corporate social responsibility commitments, the demands of their customers, and, increasingly, energy cost savings. In the Northeast, these companies can take advantage of currently high renewable energy credit (REC) prices by “arbitraging” the RECs from the projects – that is, selling the RECs from the Northeast project into local compliance markets and then purchasing cheaper RECs from outside the region. Depending on the price differential between the sold and replacement RECs, this can substantially lower the cost of renewable energy for these companies, while producing primary-tier local supply in the Northeast.

Competitive Strengths

Our competitive strengths include the following:

-	Low-Cost Origination with Ongoing Upsell: We have an extensive referral partner network that brings us qualified leads keeping our cost of customer acquisition low. Our referral partner network includes original equipment manufacturers (OEMs), industry consultants, facility management providers, and industry peers. Additionally, since we stay with the customer’s facility over a multi-year contract, subsequent sales are very low cost and can be coordinated on a timely basis based on market and facility conditions we actively monitor. Our programs facilitate rapid engagements and get facilities to take action to manage their energy. Our tools are also used by our third-party Energy Service/Product providers to unlock their regional markets and historic client base. We believe that this provides an aggregation that further reduces our costs and increases the velocity of our growth for our ecosystem model.

-	Simple, Transparent, Turnkey Customer Experience (Efficiency, Generation, EVs): When a client opts-in to our program services you gain access to a multitude of products, services, and installation capacity via a lean software driven process. Facility surveys, analytics, engineering, finance, project management and fulfillment services are all provided from one source for all major energy improvements. We address heating, cooling and lighting solutions, with clean onsite generation, that allows us to reach for Net Zero goals, while supporting new electric vehicle infrastructure growth. Industry standard is separating providers by solution, forcing clients to manage multiple relationships, sort through complex proposals, and manage challenging contractors through completion. Our proactive management and monitoring systems address these issues allowing facility owners to focus on their core business as we provide a transparent turnkey experience for them.

-	Competition Across All Supply Chains: We are not tied to any particular product, equipment type, technology or project finance fund, allowing us to seek the best partner and supplier for each project to our advantage. A majority of facility owners and our clients put a premium on the disaggregation of our products and services for pricing transparency, but seek integrated solutions with a single, simple interface that we provide. Our ability to drive competition across the full supply chain from materials and labor, to project capital given our scale and diverse project portfolio provides a consistent margin advantage. Our best-in-class procurement software further drives competition, decisions, insights, and speed to completion of client projects over time.

-	Highly Scalable National Development to Regional/Local Installation: Our team is comprised of multi-decade industry experts in sales, technology, project finance, supply chain, and construction. Our team includes serial entrepreneurs and innovators that have built and scaled leading companies in the clean energy space. We believe that we have achieved the optimal the balance between sophisticated, shared, centralized, remote development resources that then leverage local fulfilment teams across the diverse national US markets. We optimize for margin, risk, and customer satisfaction for each opportunity by market.

-	Consistent Ongoing Customer Management via Software Driven Process: We provide unique tools and simple reports online for clients that make clear the benefits, timelines, actions, and approvals required upfront and overtime. Our software and solutions allow us to streamline our processes and services without the need for a large-scale customer support staff to manage hundreds of new locations per year. Our internal staff uses customized, best in class customer engagement methods and support software to quickly and accurately respond to current and potential clients.

Commitment to Environmental, Social and Governance Leadership

We believe that leadership in environment, social and governance (“ESG”) issues is central to our mission of creating a clean electrification ecosystem and driving the clean energy transition of our customers across the United States. We have taken and plan to continue to take steps to address the environmental and social risks and opportunities of our operations, services and products. As our ESG efforts progress, we plan to report how we oversee and manage ESG factors and evaluate our ESG objectives by using industry-specific frameworks such as the Sustainability Accounting Standards Board (“SASB”) and elements of the United Nations Sustainable Development Goals (“UN SDGs”). We plan to organize our ESG initiatives into three pillars, which, in turn, will contain focus areas for our attention and action:

•	Our Environmental Pillar is focused on providing clean, affordable energy to our customers; maintaining a robust environmental management program that ensures we protect the environment, including in the communities where we operate; and helping to make our energy infrastructure more sustainable and resilient;

•	Our Social Pillar is expected to focus on attracting and retaining the best talent and offering opportunities to progress their careers; ensuring a safety-first workplace for our employees through proper training, policies and protocols; and supporting ethical supply chains through our Supplier Code of Conduct; and

•	Our Governance Pillar is expected to focus on ensuring Board oversight and committee ownership of our enterprise risk management and sustaining a commitment to ethical business conduct, transparency, honesty and integrity.

All of our actions and each of our ESG pillars are, or are expected to be, underpinned by our vision to put clean energy in every business, every home and every electric vehicle.

Sales and Marketing

The Company’s goal is to position itself as the most reliable and capable tech-enabled clean energy optimization provider nationwide. The Company will utilize a cohesive client acquisition strategy, involving the use of direct and online marketing channels and tactics to position itself appropriately to its target market. A large portion of this strategy will be driven by direct business development initiatives and strategic partnerships. Each of the Company’s marketing initiatives will be tailored over time to best attract the most ROI, while positioning itself as a major force in the renewable energy space, as well as in the commercial buildings sector, in the US and beyond. We intend to achieve these goals by utilizing the following marketing channels and tactics.

Marketing Strategies

Business Development

The Company’s business development strategies involve creating a brand that will drive potential clients in need of the Company’s services to reduce their energy consumption patterns. Specifically, this process includes attracting prospective commercial property owners, building engagement, then converting these opportunities into clients. Once clients have been on-boarded onto the platform, the process begins to devise measures to help them optimize their energy consumption sustainably, and, where applicable, recommend clean energy generation opportunities.

•	Medium-sized business facility owners will be invited to enter their address (if in the database, the basic information about their property will populate; if not, they will be prompted to enter size in square feet, number of floors, year built, property use), and submit energy bills for at least one month (to allow calculation of energy use intensity for their specific property).

•	For larger businesses, Correlate will offer the option of a paid turnkey project development, orchestration, and delivery service at a low cost to the owner (“concierge service” for solution discovery and transaction execution).

Strategic Partnerships

The Company promotes its brand to potential partners such as energy service/product providers for indirect channel, local and national energy service/product providers, utilities, non-profit efficiency organizations, and local governments. For example, Correlate is partnered with the Alaska Center for Energy and Power and the Alaska Energy Authority; they have used the Company’s subscription service to efficiently gain engagement from business energy consumers. As with any marketing intensive business, the Company will benefit from participating in a number of corporate collaboration or networking opportunities that have the potential to yield new clients as well as further develop existing ones.

Word-of-Mouth and Referrals

Correlate will also leverage word-of-mouth marketing and referrals in order to build trust and reliability amongst potential partners and clients. Satisfied clients are drawn to discuss their experience with using the Company’s services among their peers, family, business partners, and other acquaintances. We believe that this will result in new client acquisition for Correlate.

Website

Correlate has a dedicated website located at www.correlateinfra.com featuring cohesive information about the Company’s solutions, technology, portfolio, testimonials, and more. The Company will continue to engage in digital marketing initiatives to ensure its website shows up anytime a user searches for any relevant keywords on search engines.

SEO & PPC

Correlate will implement an aggressive search engine optimization (SEO) strategy, whereby the Company will optimize its content using keywords related to its energy optimization solutions. By creating website content related to its target keywords, the Company will organically aggregate higher on Google, Bing, and Yahoo search engines when users search for such keywords, thus increasing website traffic.

The Company will potentially pursue a pay-per-click (PPC) advertising campaign in which it can pay additional funds for visible ads on search engines like Google and Bing. These campaigns target high search volume terms relevant to the business that will drive traffic to the website.

Social Media

A solid online social media presence represents an inexpensive promotional and informational marketing strategy. In turn, the Company will operate and post via its various social media platforms, with a focus on the LinkedIn community. Social media posts, while less official, are a great venue for more creative presentations of the Correlate brand. Real-time updates on these sites seek to keep clients informed of company updates, special promotions, partnership activity, and more.

Supply Chain

We along with our partners purchase equipment, including solar panels, inverters and batteries from a variety of manufacturers and suppliers. If one or more of the suppliers and manufacturers that we rely upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify alternatives on acceptable terms. In addition, equipment prices may increase in the coming years, or not decrease at the rates we historically have experienced, due to tariffs or other factors. For further information, please see the section entitled “Risk Factors” elsewhere in this prospectus.

Intellectual Property

While the success of our business depends more on such factors as our employees’ technical expertise and innovative skills, the success of our business also relies on our ability to protect our proprietary technology. Accordingly, we seek to protect our intellectual property rights in a variety of ways. Although we do not currently have any patented technologies that we use in our business, we seek to protect our proprietary technology and other proprietary rights by requiring our employees and contractors to execute confidentiality and invention assignment agreements. We also rely on employee and third-party nondisclosure agreements and other intellectual property protection methods, including proprietary know-how, to protect our confidential information and our other intellectual property.

We have registered each of Correlate and the Correlate logo as service marks with the US Patent and Trademark Office.

Regulatory

Although we are not regulated as a public utility in the United States under applicable national, state or other local regulatory regimes where we conduct business, we compete primarily with regulated utilities. As a result, we are committed to maintaining key relationships with policy experts that keep us informed key regulatory and legislative issues impacting the entire industry. We believe these efforts help us better navigate local markets through relationships with key stakeholders and facilitate a deep understanding of the national and regional policy environment.

To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility directly to us and/or our customers. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable OSHA and other comparable government regulations.

Government Incentives

Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, payments for RECs associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

The federal government currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Code, for the installation of certain solar power facilities owned for business purposes. If construction on the facility began before January 1, 2020, the amount of the Commercial ITC available is 30%, if construction began during 2020, 2021, or 2022 the amount of the Commercial ITC available is 26%, and if construction begins during 2023 the amount of the Commercial ITC available is 22%. The Commercial ITC steps down to 10% if construction of the facility begins after December 31, 2023 or if the facility is not placed in service before January 1, 2026. The depreciable basis of a solar facility is also reduced by 50% of the amount of any Commercial ITC claimed. The Internal Revenue Service (the “IRS”) provided taxpayers guidance in Notice 2018-59 for determining when construction has begun on a solar facility. This guidance is relevant for any facilities which we seek to deploy in future years but take advantage of a higher tax credit rate available for an earlier year. For example, we have sought to avail ourselves of the methods set forth in the guidance to retain the 30% Commercial ITC that was available prior to January 1, 2020 by incurring certain costs and taking title to equipment in 2019 or early 2020 and/or by performing physical work on components that will be installed in solar facilities. From and after 2023, we may seek to avail ourselves of the 26% credit rate by using these methods to establish the beginning of construction in 2020, 2021, or 2022 and we may plan to similarly further utilize the program in future years if the Commercial ITC step down continues.

More than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. Approximately thirty states and the District of Columbia have adopted a renewable portfolio standard (and approximately eight other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender solar renewable energy credits (“SRECs”) to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets.

While there are numerous federal, state and local government incentives that benefit our business, some adverse interpretations or determinations of new and existing laws can have a negative impact on our business.

Facilities

Our corporate headquarters are located in Shreveport, Louisiana, where we lease office space on a month-to-month basis.

Corporate Information

We were originally formed as a Texas corporation in 1995 under the name TBX Resources, Inc. In December 2011 we changed our name to Frontier Oilfield Services Inc. In January 2020, we merged with and into Triccar Inc., a Nevada corporation and Triccar Inc. was the surviving entity. In December 2021, we acquired one hundred percent of the equity interests of each of Correlate Inc. and Loyal Enterprises LLC. In February 2022, a majority of our stockholders approved an amendment to our articles of incorporation and the change of our corporate name from Triccar Inc. to Correlate Infrastructure Partners Inc., to better reflect our future growth and focus. On April 5, 2022, we filed an amendment to our articles of incorporation with the State of Nevada to change our corporate name from Triccar Inc. to Correlate Infrastructure Partners Inc. Our principal executive offices are located at 220 Travis Street, Suite 501, Shreveport, Louisiana 71101, and our telephone number is (855) 264-4060.

Human Capital Resources

As of December 31, 2021, we had 3 employees, all of whom were full-time employees. As of December 31, 2021, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are good. We also rely on independent contractors for ongoing project work and job specific tasks. At December 31, 2021, we had 3 full time equivalent independent contractors engaged with us on various projects.

In shaping our culture, we aim to combine a high standard of excellence, technological innovation and agility and operational and financial discipline. We believe that our flat and transparent structure and our collaborative and collegial approach enable our employees to grow, develop and maximize their impact on our organization. To attract and retain top talent in our highly competitive industry, we have designed our compensation and benefits programs to promote the retention and growth of our employees along with their health, well-being and financial security. Our short- and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. As an equal opportunity employer, all qualified applicants receive consideration without regard to race, national origin, gender, gender identity, sexual orientation, protected veteran status, disability, age or any other legally protected status.

We seek to create an inclusive, equitable, culturally competent, and supportive environment where our management and employees model behavior that enriches our workplace.

Legal Proceedings

There are no material legal proceedings currently pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below as well as the other information included in this prospectus, including “Cautionary Note Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this prospectus, before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risk Factors Relating to Our Operations and Business

We have incurred operating losses before income taxes and may be unable to achieve or sustain profitability in the future.

We have incurred losses from operation during each of the last two years, which as of December 31, 2021, accumulated to $1,105,518, including an operating loss of $75,249 and $184,388 for the years ended December 31, 2021 and 2020, respectively. We may continue to incur operating losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, make significant investments to drive future growth in our business and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to sustain profitability depends on a number of factors, including but not limited to:

•	mitigating the impact of the COVID-19 pandemic on our business;

•	growing our customer base;

•	Raising additional capital in the form of equity, debt or a combination thereof;

•	reducing the cost of components for our solar service offerings;

•	growing and maintaining our third-party sales channel;

•	maintaining high levels of product quality, performance, and customer satisfaction;

•	successfully integrating acquired businesses; and

•	reducing our operating costs by lowering our customer acquisition costs and optimizing our design and installation processes.

We may be unable to achieve positive cash flows from operations in the future.

Our growth strategy depends on the widespread adoption of solar power and renewable energy technology.

The market for solar power products is emerging and rapidly evolving, and our future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, it is likely that we would be unable to generate enough revenues to achieve and sustain profitability and positive cash flow. The factors influencing the widespread adoption of solar power technology include but are not limited to:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	continued deregulation of the electric power industry and broader energy industry;

•	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels; and

•	availability of governmental subsidies and incentives.

If we cannot compete successfully against other companies that provide services that compete with ours, we may not be successful in developing our operations and our business may suffer.

The solar and energy industries are characterized by intense competition and rapid technological advances, both in the U.S. and internationally. We compete with other technology-enabled clean energy optimization companies with business models that are similar to ours. In addition, we compete with solar companies in the downstream value chain of solar energy. We face competition from purely sales and finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and increasingly from sophisticated electrical and roofing companies. Further, some competitors are integrating vertically in order to ensure supply and to control costs. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets, as well as significantly greater personnel and financial resources that us. If we are unable to compete in the market, there will be an adverse effect on our business, financial condition, and results of operations.

With respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large traditional utilities. We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. Traditional utilities generally have substantially greater financial, technical, operational and other resources than us and the partners we contract with. As a result, these competitors may be able to devote more resources to the research, development, promotion, and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than the energy solutions we can offer them. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by the renewable energy solutions we can offer.

We also compete with companies that are not regulated like traditional utilities, but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations that our third party financed business model requires. This may limit our ability to attract new customers, particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business and prospects.

A material reduction in the retail price of traditional utility-generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.

We believe that a significant number of our customers decide to install solar energy systems and retrofit their internal building systems with more efficient systems and controls because they want to pay less for electricity than what is offered by the traditional utilities. However, distributed C&I solar energy has yet to achieve broad market adoption as evidenced by the fact that distributed solar has penetrated less than 5% of its total addressable market in the U.S. C&I sector.

The customer’s decision to choose solar energy and to retrofit their internal building systems with more efficient systems and controls may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from traditional utilities could decrease as a result of:

•	construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;

•	relief of transmission constraints that enable local centers to generate energy less expensively;

•	reductions in the price of natural gas;

•	utility rate adjustment and customer class cost reallocation;

•	energy conservation technologies and public initiatives to reduce electricity consumption;

•	development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; or

•	development of new energy generation technologies that provide less expensive energy.

A reduction in utility electricity prices would make the purchase or the lease of our solar energy systems and the retrofit of their internal building operating systems less economically attractive. If the retail price of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth would be limited.

Due to the limited number of suppliers in the solar industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, quality issue, price change, or other limitations in our ability to obtain components or technologies we use in our projects could result in adverse effects.

While we purchase our products from several different suppliers, If one or more of the solar industry suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor, or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us or our subcontractors, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to complete our solar projects may be adversely affected. At times, suppliers may have issues with the quality of their products, which may not be realized until the product has been installed at a customer site. This may result in additional cost incurred. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and completing our projects. These issues could harm our business or financial performance.

There have also been periods of industry-wide shortages of key components, including solar panels, in times of industry disruption. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is frequently experiencing significant disruption and, as a result, shortages of key components, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us and our supply of such components may be reduced as a result. The supply of components from various locales is also uncertain due to COVID-19 that has resulted in travel restrictions and shutdowns of businesses in various regions. If we experience these delays we would have to delay our projects by pushing out our delivery dates in our timelines.

Any supply shortages, delays, quality issues, price changes or other limitations in our ability to obtain components or technologies for our projects could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

Our business, financial condition, results of operations and prospects could suffer if we are not able to attract third party project financing or capital sources to finance or purchase completed projects from us.

Third party project financing and project capital sources are critical to our business The lack of or absence of these capital sources could severely and adversely affect the growth, operations and profitability of our business.

 Our business, financial condition, results of operations and prospects could suffer if we do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, facilities on schedule or within budget.

Our ability to proceed with projects under development and to complete the construction of, or capital improvements to, facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, lessors, joint venture partners and other third parties, negative publicity, interconnection issues and other factors. If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or otherwise be recoverable through regulatory mechanisms that may be available, and we could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives, or delayed or diminished returns, and could be required to write off all or a portion of its investment in the project. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to effectively manage our growth.

Our future growth, if any, may cause a significant strain on our management and our operational, financial, and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees. These demands will require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources used without a corresponding increase in our operational, financial, and management systems could have a negative impact on our business, financial condition, and results of operations.

We may not realize the anticipated benefits of acquisitions, and integration of these acquisitions may disrupt our business and management.

We have in the past, and in the future we may, acquire companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisitions, and any acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current technologies;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, vendors, and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement, and other legal and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective; and

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Acquisitions of companies, businesses and assets are inherently risky and, if we do not complete the integration of these acquisitions successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

Our growth depends in part on the success of our relationships with third parties.

A key component of our growth strategy is to develop or expand our relationships with third parties. The majority of our revenues are expected to be generated by third party sales teams using the Company’s platform. Sales only organizations or Energy Solution Providers (ESP’s) will be paid a commission for each transaction that is installed and completed. Additionally, the installation of our projects will be completed by third-party contractors. Negotiating relationships with our third-party sales partners, training such third-parties and contractors and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. This would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.

If we are unable to retain and recruit qualified technicians, advisors, industry professionals, or if our boards of directors, key executives, key employees or consultants discontinue their employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

We may not be able to attract or retain qualified management or technical personnel in the future due to the intense competition for qualified personnel among solar, energy, and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain, and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development of any product candidates, our ability to raise additional capital, and our ability to implement our overall business strategy.

We are highly dependent on members of our management and technical staff. The loss of any of our executive officers, key employees, or consultants and our inability to find suitable replacements could potentially harm our business, financial condition, and prospects. We may be unable to attract and retain personnel on acceptable terms given the competition among solar and energy companies. Certain of our current officers, directors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other solar and energy companies. We do not maintain “key man” insurance policies on any of our officers or employees. Other than certain members of our senior management team, all of our employees are employed “at will” and, therefore, each employee may leave our employment and join a competitor at any time.

We plan to grant stock options, restricted stock grants, restricted stock unit grants, or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance, and aligning the interests of employees with those of our shareholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees and attract additional qualified candidates, our business and results of operations could be adversely affected.

We may be unable to implement and maintain an attractive incentive compensation structure in order to attract and retain the right talent. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

We are subject to the reporting requirements of the Exchange Act, and our shares are quoted on the OTCQB operated by the OTC Markets and are subject to various securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls, procedures, and internal controls over financial reporting. Maintaining our disclosure controls and procedures and internal controls over financial reporting in accordance with this standard requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We will need to hire more employees in the future, which will increase our costs and expenses.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect these fluctuations to continue. However, given that we are operating in a rapidly changing industry, those fluctuations may be masked by our recent growth rates and thus may not be readily apparent from our historical results of operations. As such, our past quarterly results of operations may not be good indicators of likely future performance. In addition to the other risks described in this “Risk Factors” section, as well as the factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the following factors, among others, could cause our results of operations and key performance indicators to fluctuate:

•	the expiration, reduction or initiation of any governmental tax rebates, tax exemptions, or incentive;

•	changes in financial markets, which could restrict our ability to access available and cost-effective financing sources;

•	seasonal, environmental or weather conditions that impact sales, energy production, and system installation;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	announcements by us or our competitors of new products or services, significant acquisitions, strategic partnerships or joint ventures;

•	capital-raising activities or commitments;

•	changes in our pricing policies or terms or those of our competitors, including utilities;

•	changes in regulatory policy related to solar energy generation;

•	the loss of one or more key partners or the failure of key partners to perform as anticipated;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape;

•	actual or anticipated changes in our growth rate; and

•	general economic, industry and market conditions, including as a result of the COVID-19 pandemic.

Our actual revenue or key operating metrics in one or more future quarters may fall short of the expectations of investors and financial analysts. If that occurs, the market price of our common stock could decline and stockholders could lose part or all of their investment.

Our results of operations have been and will continue to be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.

A significant outbreak of epidemic, pandemic, or contagious diseases in the human population, such as the current COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the broader economies, financial and capital markets, commodity and energy prices, and overall demand environment for our products and services. A global health crisis could affect, and has affected, our workforce, customers and vendors, as well as economies and financial markets globally, potentially leading to an economic downturn, which could decrease spending, adversely affecting the demand for our products.

In response to the COVID-19 pandemic, federal, state, local, and foreign governments put in place, and in the future may again put in place, travel restrictions, quarantines, “stay at home” orders and guidelines, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders resulted in, and in the future may result in, business closures, work stoppages, slowdowns and delays, among other effects that negatively impacted, and in the future may negatively impact, our operations, as well as the operations of our customers and business partners. Such results have had and will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows.

Although we have continued to operate consistent with federal guidelines and state and local orders, the extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including:

•	the duration and scope of the pandemic and associated disruptions;
22

•	a general slowdown in our industry;

•	governmental, business and individuals’ actions taken in response to the pandemic;

•	the effect on our customers and our customers’ demand for our products and installations;

•	the effect on the suppliers of products used in our projects and disruptions to the global supply chain;

•	our ability to sell and provide our products and provide installations, including disruptions as a result of travel restrictions and people working from home;

•	the ability of our customers to pay for our products;

•	delays in our projects due to closures of jobsites or cancellation of jobs; and

•	any closures of our contractors, our suppliers’ and our customers’ facilities.

In addition, COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar and renewable energy industries. Certain suppliers of products that are used in our projects have experienced, and may continue to experience, delays related to a variety of factors, including logistical delays and component shortages from upstream vendors.

These effects of the COVID-19 pandemic have led us to experience, and continue to experience, disruptions to our business as we implement safety protocols and modifications to travel. We are closely monitoring the impact of the COVID-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by the COVID-19 pandemic will largely depend on future developments, which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic has had and will continue to have an adverse effect on our business, operations, financial condition, results of operations, and cash flows.

In addition, while we believe we have taken appropriate steps to maintain a safe workplace to protect our employees from contracting and spreading the coronavirus, including following the guidance set out from both the Occupational Safety and Health Administration and Centers for Disease Control and Prevention, we may not be able to completely prevent the spread of the virus among our employees. We may face litigation or other proceedings making claims related to unsafe working conditions, inadequate protection of our employees or other claims. Any of these claims, even if without merit, could result in costly litigation or divert management’s attention and resources.

Furthermore, we may face a sustained disruption to our operations due to one or more of the factors described above. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic instability that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in this prospectus and could materially adversely affect our business, operations, financial condition, results of operations, cash flows or the market price of our common stock.

Adverse economic conditions may have negative consequences on our business, results of operations and financial condition.

Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. We rely upon our ability to generate additional sources of liquidity and we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies. Any adverse change in economic conditions would have a negative impact on our business, results of operations and financial condition and on our ability to generate or raise additional capital on favorable terms, or at all.

Our ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events or company-specific events, as well as the financial condition of insurers.

Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to us. Our ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events or company-specific events, as well as the financial condition of insurers. If insurance coverage is not available or obtainable on acceptable terms, we may be required to pay costs associated with adverse future events.

Our ability to be successful is dependent upon the efforts of certain key personnel. The loss of key personnel could negatively impact the operations and profitability of our business and its financial condition could suffer as a result.

Our ability to be successful is dependent upon the efforts of our key personnel. Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of our officers could have a material adverse effect on our business, financial condition, or operating results.

We may need to raise additional funds and these funds may not be available when needed.

We may need to raise additional capital in the future to further scale our business and expand to additional markets. We may raise additional funds through the issuance of equity, equity-related or debt securities, through tax equity partnerships, or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, contain covenants that restrict our business, or other unfavorable terms. Also, changes in tax law or market conditions could negatively impact the availability of tax equity or the terms on which investors are willing to acquire tax equity and therefore reduce our access to capital on favorable terms for new solar energy projects. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience dilution.

As a smaller reporting company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, and (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible and make our common stock less attractive to potential investors.

If we fail to develop and maintain an effective system of internal control over financial reporting and other business practices, and of board-level oversight, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties.

Consequently, investors could lose confidence in our financial reporting, and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to prevent and detect fraud and other improprieties. We are responsible for reviewing and assessing our internal controls and implementing additional controls when improvement is needed. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations.

The Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies. We have limited internal personnel to implement procedures and rely on outside professionals including accountants and attorneys to support our control procedures. We are working to improve all of our controls but, if our controls are not effective, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties, which could lead to a decrease in the market price of our stock. Failure to implement any required changes to our internal controls or other changes we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the market price of our common stock.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for the year ended December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

We have identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient qualified personnel, which caused management to be unable to appropriately define responsibilities to create an effective control environment; (b) the lack of a formalized risk assessment process; and (c) selection and development of control activities, including over information technology.

Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we were a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our business processes and controls.

Our management has developed a remediation plan which we have begun and will continue to implement. These remediation measures are ongoing and include: hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate, however we may encounter problems or delays in completing the remediation of the material weaknesses. In connection with the material weaknesses identified in our internal control over financial reporting we determined that our internal control over financial reporting are not effective and were not effective as of December 31, 2021.

If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and our company could become subject to litigation or investigations by the SEC, or other regulatory authorities, which could require additional financial and management resources. Each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In order to maintain and improve the effectiveness of its internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Any failure to maintain effective disclosure controls and internal control over financial reporting, and remediate identified material weaknesses could adversely affect our business and operating results and could cause a decline in the market price of our common stock.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. A material weakness in internal controls could result in our failure to detect a material misstatement of our annual or quarterly consolidated financial statements or disclosures. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the market price of our common stock.

Certain estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

From time to time, we make statements with estimates of the addressable market for our solutions and the clean energy market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the current COVID-19 pandemic. The estimates and forecasts relating to the size and expected growth of the target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity are difficult to predict. The estimated addressable market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, our business could fail to grow at similar rates.

We currently face and will continue to face competition.

We compete for customers, financing partners and incentive dollars with other clean energy providers including but not limited to utility companies, deregulated suppliers, energy services companies, project developers, OEMs, specialty finance companies and IoT data start-ups. We face increasing competition in the energy efficiency solutions industry, including competitors who could duplicate our model. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, and driver price. Further, many of our competitors may be able to utilize substantially greater resources and economies of scale to develop competing service offerings and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for energy efficiency solutions expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their service offerings. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, or result in us assuming higher liability risks, which could adversely affect our margins. If we fail to adapt to changing market conditions and to compete successfully with new competitors, we will limit our growth and adversely affect our business, financial condition, and results of operations.

We face competition from our own customers, which may elect to finance energy efficiency or generation systems themselves by relying upon our initial analysis of customer sites.

In the process of customer pursuits, we typically perform an initial analysis of one or more customer sites in order to inform and present our proposed deployment of one or more energy efficiency or generation systems. Presenting these analyses results in a knowledge transfer to the customer, and in some cases after receiving such information, customers have elected to forego working with us, and to instead finance the development and installation of energy efficiency or generation systems themselves. Thus, given the long sales cycles for our services, there is an inherent opportunity cost risk that company resources could be tied-up for many months on a pursuit only to be disintermediated closer to consummating a transaction. This type of disintermediation is difficult to predict, however, if it happened with a high number of customer pursuits, it could limit our growth and adversely affect our business, financial condition, and results of operations.

Litigation and Regulatory Risks

Our business, financial condition, results of operations and prospects may be materially adversely affected by the extensive regulation of our business.

Our operations are subject to complex and comprehensive federal, state and other regulation. This extensive regulatory framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, our industry, businesses, rates and cost structures, operation and licensing of solar power facilities, construction and operation of electricity generation facilities and acquisition, disposal, depreciation and amortization of facilities and other assets, decommissioning costs and funding, service reliability, wholesale and retail competition, and SRECs trading. In our business planning and in the management of our operations, we must address the effects of regulation on our business and any inability or failure to do so adequately could have a material adverse effect on our business, financial condition, results of operations and prospects. Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations, interpretations or ballot or regulatory initiatives.

Our business is influenced by various legislative and regulatory initiatives, including, but not limited to, new or revised laws, including international trade laws, regulations, interpretations or ballot or regulatory initiatives regarding deregulation or restructuring of the energy industry, and regulation of environmental matters, such as environmental permitting. Changes in the nature of the regulation of our business could have a material adverse effect on our business, financial condition, results of operations and prospects. We are unable to predict future legislative or regulatory changes, initiatives or interpretations, although any such changes, initiatives or interpretations may increase costs and competitive pressures on us, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to Federal Energy Regulatory Commission (“FERC”) rules related to energy generation that are designed to facilitate competition on practically a nationwide basis by providing greater certainty, flexibility and more choices to power customers. We cannot predict the impact of changing FERC rules or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond our control. There can be no assurance that we will be able to respond adequately or sufficiently quickly to such rules and developments, or to any changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support solar energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards (“RPS”) or feed-in-tariffs, or the imposition of additional taxes or other assessments on solar energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new solar energy projects, our abandoning the development of solar energy projects, a loss of our investments in solar energy projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The growth and success of our business depends heavily on government incentives and policies that support the economic feasibility of developing and operating solar energy solutions in regions in which we operate or plan to develop and operate. The federal government and a majority of state governments in the U.S. provide incentives, such as tax incentives, RPS or feed-in-tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The absence of net energy metering and related policies to offer competitive pricing to our customers in our current markets, and adverse changes to net energy metering policies, may significantly reduce demand for electricity from our solar energy systems.

Each of the states where we currently serve customers has adopted a net energy metering policy. Net energy metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net energy metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation. Each of the states where we currently serve customers has adopted a net energy metering policy. In addition to net metering policies, certain of our primary markets, including Massachusetts, New Jersey and Maryland have adopted programs specifically aimed at providing renewable energy benefits to specific customers, such as community solar and low and moderate income customers. Many of these programs are set-up with a finite capacity of MW installed. Historically, regulators in our primary markets have continuously rolled out new incentive programs as the caps on existing programs begin to fill to promote continued investment in renewables in order to meet the goals set forth in their Renewable Portfolio Standards, however the continuous roll-out of such programs is not guaranteed.

Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net energy metering in states that have implemented it, the failure to adopt a net energy metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net energy metering, or reductions in the amount or value of credit that customers receive through net energy metering. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted. Our ability to sell solar energy systems and the electricity they generate also may be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid.

Limits on net energy metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. If the caps on net energy metering in jurisdictions are reached, and new caps are not put in place, or if the amount or value of credit that customers receive for net energy metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net energy metering. We rely substantially on net energy metering when we establish competitive pricing for our prospective customers and the absence of net energy metering for new customers would greatly limit demand for our solar energy systems.

Our business depends in part on the regulatory treatment of third-party-owned solar energy systems.

Our PPAs are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives, and whether third-party owned systems are eligible for net energy metering and the associated cost savings. Reductions in, or eliminations of, this treatment of these third-party arrangements could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy offerings that may significantly reduce demand for our solar energy offerings.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the U.S., governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our solar energy systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ cost to use our systems and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net energy metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. It is possible charges could be imposed on not just future customers but our existing customers, causing a potentially significant consumer relations problem and harming our reputation and business.

Regulatory decisions that are important to us may be materially adversely affected by political, regulatory and economic factors.

The local and national political, regulatory and economic environment has had, and may in the future have, an adverse effect on regulatory decisions with negative consequences for us. These decisions may require, for example, us to cancel or delay planned development activities, to reduce or delay other planned capital expenditures or to pay for investments or otherwise incur costs that we may not be able to recover, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may in the future be named in legal proceedings, become involved in regulatory inquiries or be subject to litigation, all of which are costly, distracting to our core business and could result in an unfavorable outcome or a material adverse effect on our business, financial condition, results of operations or the market price for our common stock.

We may in the future be involved in legal proceedings and/or receive inquiries from government and regulatory agencies from time to time. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any future claims or regulatory actions initiated by or against us, whether successful or not, could result in significant costs, costly damage awards or settlement amounts, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business, financial condition and results of operations or adversely affect the market price for our common stock. If we are not successful in any such legal proceedings and litigation, we may be required to pay significant monetary damages, which could hurt our results of operations. Lawsuits are time-consuming and expensive to resolve and divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict how the courts will rule in any potential lawsuit against us. Decisions in favor of parties that bring lawsuits against us could subject us to significant liability for damages, adversely affect our results of operations and harm our reputation.

As part of our business model is to acquire complementary businesses, we may become subject to claims arising from the operations of any such acquired businesses for periods prior to the dates we acquired them.

We may be subject to claims or liabilities arising from the ownership or operation of acquired solar systems for the periods prior to our acquisition of them, including environmental, employee-related, indemnification for tax equity partnerships and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Intellectual Property and Data Privacy Risks

If we are unsuccessful in developing and maintaining our proprietary technology, our ability to attract and retain independent sales partners and solar partners could be impaired, our competitive position could be harmed and our revenue could be reduced.

Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our solar and renewable energy solutions. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a customer’s rooftop for solar energy system specifications. In the event that our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. If we are unable to maintain our existing proprietary technology, our ability to attract and retain our independent sales partners and solar partners could be impaired, our competitive position could be harmed and our revenue could be reduced.

Our business may be harmed if we fail to properly protect our intellectual property, and we may also be required to defend against claims or indemnify others against claims that our intellectual property infringes on the intellectual property rights of third parties.

We believe that the success of our business depends in part on our proprietary technology, including our software, information, processes and know-how.

 We rely on copyright, trade secret and other protections to secure our intellectual property rights. Although we may incur substantial costs in protecting our technology, we cannot be certain that we have adequately protected or will be able to adequately protect it, that our competitors will not be able to utilize our existing technology or develop similar technology independently or that foreign intellectual property laws will adequately protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our consent. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. In the future, some of our products could be alleged to infringe existing patents or other intellectual property of third parties, and we cannot be certain that we will prevail in any intellectual property dispute. In addition, any future litigation required to enforce our patents, to protect our trade secrets or know-how or to defend us or indemnify others against claimed infringement of the rights of third parties could harm our business, financial condition, and results of operations.

We use open source software, which may require that we release the source code of certain software subject to open source licenses or subject us to possible litigation or other actions that could adversely affect our business.

We utilize software that is licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software but not in a manner that we believe requires the release of the source code of our proprietary software to the public. However, our use of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time.

We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the use of these solutions if re-engineering cannot be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use our proprietary software. We cannot guarantee that we have incorporated or will incorporate open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

If we experience a significant disruption in our information technology systems, fail to implement new systems and software successfully or if we experience cyber security incidents or have a deficiency in cybersecurity, our business could be adversely affected.

We depend on information systems to provide proprietary clean energy assessment and deployment solutions for commercial and industrial (C&I) building and property owners, process orders, process and bill customers and collect payments from our customers, respond to customer inquiries, contribute to our overall internal control processes, and record and pay amounts due vendors and other creditors. These systems may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, computer viruses, malware, ransomware or other destructive software, internal design, manual or usage errors, cyberattacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. We may also be impacted by breaches of our third-party processors.

If we were to experience a prolonged disruption in our information systems that involve interactions with customers, independent sales partners and subcontractors, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our overall business operation. Although no such incidents have had a direct, material impact on us, we are unable to predict the direct or indirect impact of any future incidents to our business.

In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, phishing and social engineering schemes, particularly on internet applications, could compromise the confidentiality, availability, and integrity of data in our systems. The security measures and procedures we and our customers have in place to protect sensitive data and other information may not be successful or sufficient to counter all data breaches, cyberattacks, or system failures. Although we devote resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.

Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.

Risks Related to Ownership of Our Securities

There is a limited trading market for our shares and you may not be able to sell your shares if you need immediate liquidity.

Our common stock is traded on the OTCQB Venture Market (herein “OTC Market”), an inter-dealer automated quotation system for equity securities.  According to OTC Markets, during the thirty days preceding filing of this report, the average daily trading volume of our common stock was approximately 550 shares traded per day, on average, and currently is thinly traded.  As of April 14, 2022, we had 971 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934.  In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information.  Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Our Officers, Directors and ten percent or greater shareholders collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Our Officers, Directors and ten percent or greater shareholders are collectively the owners of approximately 36.4% of the outstanding shares of our common stock as of the date of this report.  As long as our Officers, Directors and ten percent or greater shareholders collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our Officers, Directors and ten percent or greater shareholders.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our Officers, Directors and ten percent or greater shareholders have significant influence over our company, the price of our common stock could be materially depressed.  The Officers, Directors and ten percent or greater shareholders will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of Directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 400,000,000 shares of common stock and up to 50,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

Our Certificate of Incorporation permits us to issue, without approval from our shareholders, a total of 50,000,000 shares of preferred stock, none of which are outstanding.  Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Our stock price is volatile.

The trading price of our common stock has been and continues to be subject to fluctuations.  The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors.  Significant volatility in the market price of our common stock may arise due to factors such as:

·	our developing business;
·	relatively low price per share;
·	relatively low public float;
·	variations in quarterly operating results;
·	changes in our cash flow from operations or earnings estimates;
·	general market trends and economic conditions in the industries in which we do business;
·	Domestic and international economic, legal and regulatory factors unrelated to our performance;
·	the number of holders of our common stock; and
·	the interest of securities dealers in maintaining a market for our common stock

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and could cause a severe decline in the price of our common stock.

There are limitations in connection with the availability of quotes and order information on the OTC Markets.

Trades and quotations on the OTC Markets involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

There are delays in order communication on the OTC Markets.

Electronic processing of orders is not available for securities traded on the OTC Marketplace and high order volume and communication risks may prevent or delay the execution of one's OTC Marketplace trading orders.  This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock.  Heavy market volume may lead to a delay in the processing of OTC Marketplace security orders for shares of our common stock, due to the manual nature of the market.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

There is a risk of market fraud on the OTC Marketplace.

OTC Marketplace securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTC Market reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed.  Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

There is a limitation in connection with the editing and canceling of orders on the OTC Markets.

Orders for OTC Market securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received, and processed by the OTC Markets.  Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, a shareholder may not be able to sell their shares of our common stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTC Markets if the stock must be sold immediately.  Further, purchasers of shares of our common stock may incur an immediate "paper" loss due to the price spread.  Moreover, dealers trading on the OTC Markets may not have a bid price for shares of our common stock on the OTC Markets.  Due to the foregoing, demand for shares of our common stock on the OTC Markets may be decreased or eliminated.

A significant portion of our common stock is restricted from immediate resale, but may be sold into the market in the future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Sales of significant number of shares of common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock.

Item 1B. Unresolved Staff Comments.

There are no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2. Description of Properties.

Our principal executive offices are located at 220 Travis Street, Suite 501, Shreveport, Louisiana 71101, which we rent on a month-to-month basis. We believe that our offices are sufficient for our current operations.

Item 3. Legal Proceedings

There are no material legal proceedings currently pending or, to our knowledge, threatened against us.

PART II

Item 4. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Price and Dividend Information

Our common stock is quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “CIPI”. The following table sets forth the high and low closing prices for our common stock as reported.

Quarterly Price Ranges

	Common Stock
Quarter Ended	High	Low

March 31, 2021	$0.85	$0.25
June 30, 2021	$0.75	$0.07
September 30, 2021	$1.00	$0.30
December 31, 2021	$1.78	$0.32

March 31, 2020	$2.30	$0.27
June 30, 2020	$2.00	$0.71
September 30, 2020	$2.00	$0.71
December 31, 2020	$1.00	$0.27

As of April 8, 2022, the closing sales price of our common stock on the OTCQB was $1.21. As of April 14, 2022, there were approximately 971 stockholders of record of our common stock.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2021 and 2020 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Correlate Infrastructure Partners Inc. (OTCQB: CIPI), formerly Triccar Inc., through its two subsidiaries, Correlate and Solar Site Design, offers a complete suite of proprietary clean energy assessment and fulfilment solutions for the commercial real estate industry. The Company believes scaling distributed clean energy solutions is critical in mitigating the effects of climate change. We believe that we are at the forefront in creating an industry-leading energy solution and financing platform for the commercial and industrial sector. The Company sees tremendous market opportunity in reducing site-specific energy consumption and deploying clean energy generation and energy efficiency solutions at scale.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2021, and through April 14, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company accounts for revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of accounting in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the relative standalone selling price. While determining relative standalone selling price and identifying separate performance obligations require judgment, generally relative standalone selling prices and the separate performance obligations are readily identifiable as the Company sells those performance obligations unaccompanied by other performance obligations. Contract modifications may occur in the performance of the Company’s contracts. Contracts may be modified to account for changes in the contract specifications, requirements or duration. If a contract modification results in the addition of performance obligations priced at a standalone selling price or if the post-modification services are distinct from the services provided prior to the modification, the modification is accounted for separately. If the modified services are not distinct, they are accounted for as part of the existing contract.

The Company’s revenues are derived from contracts for services. These contracts may have different terms based on the scope, performance obligations and complexity of the engagement, which may require us to make judgments and estimates in recognizing revenues.

The Company’s performance obligations are satisfied over time as work progresses or at a point in time (for monthly services/subscriptions). The selection of the method to measure progress towards completion requires judgment and is based on the contract and the nature of the services to be provided.

The Company’s contracts for consulting services are typically less than a year in duration and require us to a) assist the client in achieving certain defined milestones for milestone fees or b) provide a series of distinct services each period over the contract term for a pre-determined fee for each period. When contractual billings represent an amount that corresponds directly with the value provided to the client, revenues are recognized as amounts become billable in accordance with contract terms

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the balance sheets approximates fair value.

Income Taxes

In accordance with FASB ASC Topic 740, "Income Taxes," the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes. If the Company has interest or penalties associated with insufficient taxes paid, such expenses are reported in income tax expense.

Liquidity and Capital Resources

At December 31, 2021, the Company had a cash balance of $252,189. The Company incurred negative cash flow from operations of $(39,645) for the year ended December 31, 2021, as compared to cash flow from operations of $72 in the prior year. Cash flows from investing activities totaled $217,459 and were the result of cash received in the Correlate and Loyal acquisitions. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded. The Company expects to raise significant debt or equity capital in order to fund expanding operations in the near future.

As a result of the loan agreement described below, the Company believes that it has sufficient capital resources to fund its current obligations and debt service requirements.

Loan Agreement

On January 11, 2022, the Company entered into a 10% note agreement with P&C Ventures, Inc. in the amount of $1,485,000, pursuant to which we received proceeds of $1,350,000. The note requires quarterly interest payments with the principal due at maturity on January 11, 2023.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

For the years ended December 31, 2021 and 2020, the Company’s revenues totaled $98,446 and $170,719, respectively. The decrease of $72,273, or 42%, was driven by a focus on research and development activities during 2021 compared to the project sales during 2020 and the negative impacts of the COVID pandemic on Commercial Industrial facilities and local labor markets in key regions. Gross profit for the year ended December 31, 2021, totaled $9,695 compared to a gross loss of $(65,259) in the prior year. The $74,954 increase in gross profit was due to a decrease in consulting expenses. We anticipate future gross margins to increase from the current level as we develop new project sales opportunities, increase revenues and expand our margins.

For the year ended December 31, 2021, our operating expenses decreased to $84,944 compared to $119,129 for 2020. The decrease of $34,185, or 29%, was due to a $77,055 decrease in bad debt expenses from 2020 to 2021 offset by a $42,462 increase in legal and professional fees from 2020 to 2021. The increase in legal and professional fees was largely driven by transaction expenses in connection with the Correlate and Loyal acquisitions, which occurred during December 2021. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset as a percentage of anticipated increase of revenues.

For the year ended December 31, 2021, other expenses totaled $15,000, compared to $-0- in 2020. This increase in other expenses was due to $15,000 in interest expenses incurred during 2021. We anticipate our other expenses to increase as the Company incurs interest from debt and related financing costs to expand operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2021 and 2020 and the report of Turner, Stone & Company, L.L.P. ("Turner"), our independent registered public accounting firm, are set forth on pages F-1 through F-15 of this Annual Report. The PCAOB ID for Turner, Stone & Company, L.L.P. is #76.

CORRELATE INFRASTRUCTURE PARTNERS INC.

FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Correlate Infrastructure Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Correlate Infrastructure Partners Inc. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and the results of its consolidated operations and its consolidated cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses since inception and has no generated positive cash flows from operations both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

F-1

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business acquisition of Loyal Enterprises LLC

As described in Note 9 to the consolidated financial statements, the Company completed the acquisition of Loyal Enterprises LLC and the assets acquired and liabilities assumed were required to be recorded at fair value as of the acquisition date. The Company utilized third-party valuation specialists to assist in the preparation of its valuation of the assets and liabilities acquired. We identified the fair value determination of the acquired assets, liabilities assumed, and residual value of goodwill to be a critical audit matter.

The principal considerations for our determination that estimation of the fair value of the assets acquired in the acquisitions of is a critical audit matter are that there was a high estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating margins, the discount rate, the valuation methodologies applied by the third-party valuation specialist for the fair value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and efforts in performing procedures and evaluating audit evidence related to management’s forecasted future revenues and cash flows and valuation methodologies. Our audit procedures included the following:

•	Review management’s process for developing the fair value estimates.
•	Review the completeness and accuracy of underlying data used in the fair value estimates.
•	Evaluated the methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly,
•	The appropriateness of the discount rate used by recalculating the weighted average cost of capital, and
•	The qualification of third-party valuation specialists engaged by the Company based on their credentials and experience.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2006.

Dallas, Texas

April 14, 2022

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	December 31,	December 31,
	2021	2020

Assets
Current assets
Cash	$252,189	$74,375
Accounts receivable, net of allowance for doubful accounts	40,807	1,247
Total current assets	292,996	75,622

Other assets
Intangible assets - trademark/trade name	139,700	—
Intangible assets - customer relationships, net	233,800	—
Intangible assets - developed technology, net	27,750	—
Goodwill	762,851	—
Total other assets	1,164,101	—

Total assets	$1,457,097	$75,622

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$819,413	$413,212
Accrued expenses	58,345	960
Shareholder advances	96,519	34,019
Line of credit	30,000	—
SAFE investments	—	175,000
Total current liabilities	1,004,277	623,191

Notes payable	20,400	—

Total liabilities	1,024,677	623,191

Commitments and contingencies (Note 3)

Stockholders' equity (deficit)
Preferred stock $.0001 par value; authorized 50,000,000 shares with -0- issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock- Class A $.0001 par value; authorized 372,500,000 shares with 34,639,920 and 72,500,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	3,464	7,250
Common stock- Class B $.0001 par value; authorized 27,500,000 shares with -0- and 27,500,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	2,750
Additional paid-in capital	1,534,474	457,700
Accumulated deficit	(1,105,518)	(1,015,269)
Total stockholders' equity (deficit)	432,420	(547,569)

Total liabilities and stockholders' equity (deficit)	$1,457,097	$75,622

The accompanying notes are an integral part of these consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the years ended
	December 31,
	2021	2020

Revenues	$98,446	$170,719
Cost of revenues	88,751	235,978
Gross profit (loss)	9,695	(65,259)

Operating expenses
General and administrative	15,309	10,643
Insurance	1,014	4,712
Legal and professional	48,314	5,852
Travel	12,656	13,216
Bad debt	7,651	84,706
Total operating expenses	84,944	119,129

Loss from operations	(75,249)	(184,388)

Other income (expense)
Interest expense	(15,000)	—
Total other income (expense)	(15,000)	—

Net loss	$(90,249)	$(184,388)

Loss per share	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	49,703,889	87,103,825

The accompanying notes are an integral part of these consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Class A Common Stock		Class B Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total

Balances, December 31, 2019	52,500,000	$525	27,500,000	$275	$466,900	$(830,881)	$(363,181)

Effect of pre-merger TCCR transactions	20,000,000	6,725	—	2,475	(9,200)	—	—

Net loss	—	—	—	—	—	(184,388)	(184,388)

Balances, December 31, 2020	72,500,000	$7,250	27,500,000	$2,750	$457,700	$(1,015,269)	$(547,569)

Effect of pre-merger TCCR transactions	(46,500,000)	(4,650)	(27,500,000)	(2,750)	7,400	—	—

Effect of pre-merger Correlate transactions	—	—	—	—	175,000	—	175,000

Effect of Correlate merger	6,300,000	630	—	—	(205,168)	—	(204,538)

Effect of acquisition	2,339,920	234	—	—	1,099,542	—	1,099,776

Net loss	—	—	—	—	—	(90,249)	(90,249)

Balances, December 31, 2021	34,639,920	$3,464	—	$—	$1,534,474	$(1,105,518)	$432,420

The accompanying notes are an integral part of these consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the years ended
	December 31,
	2021	2020
Operating activities
Net loss	$(90,249)	$(184,388)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Bad debt expense	7,651	84,706
Operating expenses paid by shareholder	35,000	—
Changes in operating assets and liabilities:
Accounts receivable	(31,279)	(45,029)
Accounts payable	58,891	151,724
Accrued expenses	(19,659)	(6,941)
Net cash provided by (used in) operating activities	(39,645)	72

Investing activities
Cash received from merger and acquisition	217,459	—
Net cash provided by investing activities	217,459	—

Financing activities
Net cash provided by financing activities	—	—

Net increase in cash	$177,814	$72
Cash - beginning of year	74,375	74,303
Cash - end of year	$252,189	$74,375

Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental schedule of non-cash investing and financing activities
Common shares issued for conversion of SAFE investments	$175,000	$—
Assets and liabilities from merger	$418,442	$—
Assets and liabilities from acquisition	$1,183,588	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Name Change

Effective April 5, 2022, Triccar, Inc. changed its name to Correlate Infrastructure Partners Inc. (“CIPI” or the “Company”) to better reflect its operations.

Correlate Exchange Agreement

On December 28, 2021 (“Correlate Closing Date”) Triccar Inc. (“TCCR”), a Nevada corporation, entered into an Agreement and Plan of Share Exchange dated as of such date (the “Correlate Exchange Agreement”) with the Correlate, Inc. (“Correlate”), a Delaware corporation, and all of the shareholders of Correlate. Pursuant to the Exchange Agreement, TCCR acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Correlate from the shareholders pursuant to which Correlate became a wholly owned subsidiary of TCCR. In accordance with the terms of the Correlate Exchange Agreement, and in connection with the completion of the acquisition, on the Correlate Closing Date TCCR issued 6,300,000 shares of its Class A Common Stock to the Correlate Shareholders.

As a result of former management of Correlate assuming the key management positions of TCCR, and due to the relative size of Correlate being significantly larger than TCCR, for financial statement reporting purposes, the asset acquisition has been treated as a reverse acquisition with Correlate deemed the accounting acquirer and TCCR deemed the accounting acquiree under the acquisition method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-55. The reverse acquisition is deemed a capital transaction and the net assets of Correlate (the accounting acquirer) are carried forward to TCCR (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of TCCR and the assets and liabilities of Correlate which are recorded at their historical cost. The equity of the Company is the historical equity of Correlate.

Loyal Exchange Agreement

On December 28, 2021 (“Loyal Closing Date”) the Company entered into an Agreement and Plan of Share Exchange dated as of such date (the “Loyal Exchange Agreement”) with Loyal Enterprises LLC dba Solar Site Design (“Loyal”), a Tennessee limited liability company, and all of the members of Loyal. Pursuant to the Loyal Exchange Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding member units of Loyal from the members pursuant to which Loyal became a wholly owned subsidiary of the Company. In accordance with the terms of the Loyal Exchange Agreement, and in connection with the completion of the acquisition, on the Closing Date the Company issued 2,200,000 shares of its Class A Common Stock to Loyal’s members.

In connection with the Loyal Exchange Agreement, the Company issued 139,920 shares of its Class A Common Stock to a third party holding a Loyal convertible note payable. The issuance of shares were accounted for as part of the Loyal Exchange Agreement.

Nature of the Business

Correlate is a portfolio-scale development and finance platform offering commercial and industrial facilities access to clean electrification solutions focused on locally-sited solar, energy storage, EV infrastructure, and intelligent efficiency measures. Its unique data-driven approach is powered by proprietary analytics and concierge subscription services.

Loyal provides consulting services on acquisitions and project development tools to customers in the commercial solar industry.

The accompanying consolidated financial statements include the accounts of the Company, and its subsidiaries.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has not generated positive cash flows from operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include aggressive marketing, acquisitions, and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with acquisitions and additional financing as necessary will result in improved operations and cash flow in 2022 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. At December 31, 2021, none of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. During the years ended December 31, 2021 and 2020, the Company recorded bad debt expenses totaling $7,651 and $84,706, respectively. As of December 31, 2021 and 2020, the Company’s allowance for doubtful accounts was $90,189 and $82,538, respectively.

Intangible Assets

Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Impairment Assessment

The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.

Revenue Recognition

The Company accounts for revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of accounting in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the relative standalone selling price. While determining relative standalone selling price and identifying separate performance obligations require judgment, generally relative standalone selling prices and the separate performance obligations are readily identifiable as the Company sells those performance obligations unaccompanied by other performance obligations. Contract modifications may occur in the performance of the Company’s contracts. Contracts may be modified to account for changes in the contract specifications, requirements or duration. If a contract modification results in the addition of performance obligations priced at a standalone selling price or if the post-modification services are distinct from the services provided prior to the modification, the modification is accounted for separately. If the modified services are not distinct, they are accounted for as part of the existing contract.

The Company’s revenues are derived from contracts for consulting services. These contracts may have different terms based on the scope, performance obligations and complexity of the engagement, which may require us to make judgments and estimates in recognizing revenues.

The Company’s performance obligations are satisfied over time as work progresses or at a point in time (for defined milestones). The selection of the method to measure progress towards completion requires judgment and is based on the contract and the nature of the services to be provided.

The Company’s contracts for consulting services are typically less than a year in duration and require us to a) assist the client in achieving certain defined milestones for milestone fees or b) provide a series of distinct services each period over the contract term for a pre-determined fee for each period. When contractual billings represent an amount that corresponds directly with the value provided to the client, revenues are recognized as amounts become billable in accordance with contract terms.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the balance sheets approximates fair value.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probably that a liability has been incurred and the amount can be reasonable estimated.

Income Taxes

In accordance with FASB ASC Topic 740, "Income Taxes," the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes. If the Company has interest or penalties associated with insufficient taxes paid, such expenses are reported in income tax expense.

Basic and Diluted Loss Per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company had no potential additional dilutive securities outstanding at December 31, 2021 and 2020 except for the options detailed at Note 5.

Recently Issued Accounting Standards

During the years ended December 31, 2021 and 2020, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

Employment Agreements

On December 28, 2021, the Company entered into an employment agreement with Mr. Todd Michaels, President and CEO, providing for an annual salary of $250,000 per year. As part of the agreement, the Company issued Mr. Michaels 1,000,000 options exercisable at $0.52 per share for ten years. The options, valued at approximately $469,000 on the issuance date, vest monthly over 36 months beginning one month from issuance.

On December 28, 2021, the Company entered into an employment agreement with Mr. Jason Loyet, Director of Commercial Solar, providing for an annual salary of $145,000 per year. As part of the agreement, the Company issued Mr. Loyet 1,000,000 options exercisable at $0.52 per share for ten years. The options, valued at approximately $469,000 on the issuance date, vest monthly over 36 months beginning one month from issuance.

NOTE 4 – DEBT

SAFE Investments

From 2015 to 2018, Correlate issued Simple Agreements for Future Equity (“SAFE”). The SAFE agreements have no maturity date and bear no interest. The SAFE agreements provide a right to the holder to future equity in Correlate in the form of SAFE Preferred Stock. SAFE Preferred Stock are shares of a series of Preferred Stock issued to the investor in an equity financing, having identical rights, privileges, preferences and restrictions as the shares of standard Preferred Stock offered to non-holders of SAFE agreements other than with respect to: (i) the per share liquidation preference and the conversion price for purposes of price-based anti-dilution protection, which will equal the Safe price (price per share equal to the valuation capitalization divided by the total capitalization of Correlate); and (ii) the basis for any dividend rights, which will be based on the conversion price. The number of shares issued to the holder is determined by either (1) the face value of the SAFE agreement divided by the price per share of the standard preferred stock issued, if the pre-money valuation is less than or equal to the valuation capitalization (ranging from $3,000,000 and $6,000,000); or (2) a number of shares of SAFE Preferred Stock equal to the face value of the SAFE agreement divided by the price per share equal to the valuation cap divided by the total capitalization of the company immediately prior to an equity financing event. Total capitalization of Correlate includes all shares of capital stock issued and outstanding and outstanding vested and unvested options as if converted.

If there is a liquidity event (as defined in the SAFE agreements), the investor will, at their option, either (i) receive a cash payment equal to the face value of the SAFE agreement (“Purchase Amount”) or (ii) automatically receive from Correlate a number of shares of common stock equal to the Purchase Amount divided by the price per share equal to the valuation cap divided by the Liquidity Capitalization (“Liquidity Price”) (as defined in the SAFE agreements). If there are not enough funds to pay the holders of SAFE agreements in full, then all of Correlate’s available funds will be distributed with equal priority and pro-rata among the SAFE agreement holders in proportion to their Purchase Amounts and they will automatically receive the number of shares of common stock equal to the remaining unpaid Purchase Amount divided by the Liquidity Price.

If there is a dissolution event (as defined in the SAFE agreements), Correlate will pay an amount equal to the Purchase Amount, due and payable to the investor immediately prior to, or concurrent with, the consummation of the dissolution event. The Purchase Amount will be paid prior and in preference to any distribution of any of the assets of Correlate to holders of outstanding capital stock. If immediately prior to the consummation of the dissolution event, the assets of Correlate legally available for distribution to all SAFE holders, are insufficient to permit the payment to their respective Purchase Amounts, then all of the assets of Correlate legally available for distribution will be distributed with equal priority and pro-rata among the SAFE holders as a single class.

The SAFE agreements will expire and terminate upon either (i) the issuance of shares to the investor pursuant to an equity financing event or (ii) the payment, or setting aside for payment, of amounts due to the investor pursuant to a liquidity or dissolution event.

Correlate had approximately $175,000 of SAFE obligations outstanding as of December 31, 2020, with valuation caps ranging from $3,000,000 and $6,000,000.

On December 23, 2021, in connection with the Correlate Exchange Agreement (Note 1) Correlate and the holders of the SAFE agreements converted the SAFE agreements under the liquidity event terms of the SAFE agreements through the issuance of 329,183 shares of Correlate’s common stock.

A summary of Correlate’s SAFE Investments are as follows:

Holder	Date	Balance at 12/31/2020	Valuation Cap	2021 Conversion Rate	2021 Conversion Shares
Holder A (Note 7)	1/15/2015	$50,000	$3,000,000	$0.4177	119,703
Holder A (Note 7)	5/20/2016	50,000	$3,000,000	$0.4177	119,703
Holder B	3/16/2018	75,000	$6,000,000	$0.8354	89,777
		$175,000			329,183

Notes Payable

On May 29, 2020, Loyal received a $20,400 Economic Injury Disaster Loan through the Small Business Administration. The note bears interest at 3.75% until maturity in March 2050. The note requires $100 monthly payments beginning in May 2022 until maturity.

Line of Credit

On October 3, 2014, the Company entered into a $30,000 line of credit agreement. The line of credit has no maturity with interest increasing from 8.00% at issuance to 34.00% for the year ended December 31, 2021. As of December 31, 2021, the outstanding principal and accrued interest totaled $39,730.

NOTE 5 – EQUITY

The total number of common stock authorized that may be issued by the Company is four hundred million (400,000,000) shares of common stock with a par value of one hundredth of one cent ($0.0001) per share. At December 31, 2021 and 2020, common stock consisted of three hundred seventy-two million five hundred thousand (372,500,000) shares Class A shares with 1:1 voting rights and twenty-seven million five hundred thousand (27,500,000) Class B shares with 20:1 voting rights, and fifty million (50,000,000) shares of preferred stock with a par value of one hundredth of a cent ($0.0001) per share. To the fullest extent permitted by the laws of the state of Nevada (currently set forth in NRS 78.195), as the same now exists or may hereafter be amended or supplemented, the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of capital stock of the corporation.

On April 5, 2022, the Company amended its Articles of Incorporation such that Class A or Class B common shares were eliminated and replaced by a single class of common stock with 1:1 voting rights.

Correlate Options

The following table presents Correlate’s options as of December 31, 2021 and December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of January 1, 2020	71,625	$0.41	7.08
Issued	—	$—	—
Exchanged	—	$—	—
Exercised	—	$—	—
Options as of December 31, 2020	71,625	$0.41	6.08
Issued	—	$—	—
Exchanged	(71,625)	$(0.41)	5.08
Exercised	—	$—	—
Options as of December 31, 2021	—	$—	—

The Correlate Exchange Agreement (Note 1) constituted a change of control transaction under Correlate’s 2015 Equity Incentive Plan. As a result, 59,068 TCCR options were issued by the Company in exchange for the 71,625 outstanding Correlate options as of December 28, 2021, under the terms of the Correlate 2015 Equity Incentive Plan.

Options

During the period ended December 31, 2021, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; a risk-free interest rate of 1.27%, and volatility of 280% based on the historical volatility of the Company’s common stock, various exercise prices, and terms of 5 to 10 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

During December 2021, the Company issued 2,000,000 options valued at $938,000 as part of employment agreements (Note 3).

The following table presents the Company’s options as of December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2020	—	$—	—
Issued	2,059,068	$0.52	5.14
Forfeited	—	$—	—
Exercised	—	$—	—
Options as of December 31, 2021	2,059,068	$0.52	5.13

At December 31, 2021, options to purchase 59,068 shares of common stock were vested and options to purchase 2,000,000 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $937,860 as they vest.

NOTE 6 – CONCENTRATIONS

As of December 31, 2021 and 2020, and for the years then ended, the Company had the following Revenue and Accounts Receivable Concentrations:

	Revenues		Accounts Receivable
Customer	2021	2020	12/31/2021	12/31/2020
Customer A	50%	—	—	—
Customer B	25%	—	19%	—
Customer C	18%	—	—	—
Customer D	—	54%	69%	99%
Customer E	—	18%	—	—
Customer F	—	12%	—	—
Customer G	—	—	12%	—

— = Less than 10%

NOTE 7 – RELATED PARTY TRANSACTIONS

SAFE Investments

Holder A (Note 4) is Mr. Robert Powell, who held 1% of the common stock in Correlate until the Correlate Exchange Agreement. Mr. Powell was named a director of the Company on December 28, 2021. At December 31, 2021, Mr. Powell held less than 1% of the Company’s Class A Common Stock.

Shareholder Advances and Payables

At December 31, 2021 and 2020, the Company had advances payable of $22,154, respectively, due to the Company’s President and CEO, Mr. Todd Michaels, who held 54% of Correlate’s common stock until the Correlate Exchange Agreement (Note 1). At December 31, 2021, Mr. Michaels held 10% of the Company’s Class A Common Stock.

At December 31, 2021 and 2020, the Company had advances payable of $11,865, respectively, due to an individual who held 17% of Correlate’s common stock until the Correlate Exchange Agreement (Note 5). At December 31, 2021, this individual held 3% of the Company’s Class A Common Stock.

At December 31, 2021, the Company had advances payable of $62,500 due to an individual who is the Company’s largest shareholder. As of December 31, 2021, this individual held 18% of the Company’s Class A Common Stock.

At December 31, 2021, the Company had accounts payable of $120,000 due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder.

Michaels Consulting

During the years ended December 31, 2021 and 2020, the Company incurred consulting expenses totaling $60,000 and $100,000, respectively, from Michaels Consulting, an entity owned by the wife of Mr. Michaels. As of December 31, 2021 and 2020, the Company had accounts payable due to Michaels Consulting totaling $364,000 and $304,000, respectively.

P&C Ventures, Inc.

Mr. Cory Hunt, who was named a director of the company on December 28, 2021, is an owner and officer of P&C Ventures, Inc. During January 2022, the company entered into a note agreement with P&C Ventures, Inc., and issued warrants related to the notes as disclosed in Note 10.

NOTE 8 – FEDERAL INCOME TAX

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The provision (benefit) for Income Taxes for the years ended December 31, 2021, and 2020, assumes a statutory 21%, effective tax rate for federal income taxes.

	2021	2020
Federal tax statutory rate	21%	21%
Temporary differences	0%	0%
Permanent differences	1%	0%
Valuation Allowance	-22%	-21%
	0%	0%

The Company had Deferred Income Tax Assets as of December 31, 2021 and 2020, as follows:

	2021	2020
Deferred tax assets
Net operating loss carryforwards	$232,000	$213,000
Temporary differences	—	—
Permanent differences	7,000	6,000
Valuation allowance	(239,000)	(219,000)
Net deferred tax assets	$—	$—

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $20,000 and $39,000 in the fiscal years ending December 31, 2021, and 2020, respectively.

At December 31, 2021, the Company had approximately $1,106,000 in federal net operating loss carryforwards. These carry forwards are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

As of December 31, 2021, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2015 through 2019. The tax returns for the fiscal years ended December 31, 2021 and 2020 have not yet been filed.

NOTE 9 – BUSINESS COMBINATION

Correlate Exchange Agreement

On December 28, 2021, Correlate Inc. became a wholly owned subsidiary of the Company. As detailed in Note 1, Correlate was determined to be the accounting acquirer. Additionally, management determined that TCCR did not meet the definition of a business as described in ASC 805, Business Combinations, due to the only asset of TCCR was cash. The Assets and Liabilities of TCCR were transferred to the Company on December 28, 2021, as follows:

Cash	$213,904
Accounts payable	(341,977)
Accrued expenses	(13,965)
Shareholder advances	(62,500)

Loyal Exchange Agreement

On December 28, 2021, Loyal became a wholly owned subsidiary of the Company. The acquisition date fair value of the consideration transferred for Loyal was approximately $1,099,776, which consisted of 2,339,920 common shares.

The fair value of the common stock issued by the Company was determined using the closing stock price of the Company’s common shares on December 28, 2021.

The following table summarizes the Fair Values of Assets Acquired and Liabilities Assumed as of the date of acquisition:

Fair Value
Cash	$3,555
Accounts receivable	15,932
Intangible assets - trademark/trade name	139,700
Intangible assets - customer relationships	233,800
Intangible assets - developed technology	27,750
Goodwill	762,851
Accounts payable	(5,333)
Accrued expenses	(28,079)
Line of credit	(30,000)
Notes payable	(20,400)
Net assets acquired	$1,099,776

The excess of purchase consideration over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the expanded market opportunities, including integrating the Loyal service offerings with existing Company service offerings. The goodwill has no basis for U.S. income tax purposes.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

			Future Amortization Schedule
	Fair Value	Useful Life	2022	2023	2024	2025	2026	Total
Trademark/trade name	$139,700	Indefinite	$—	$—	$—	$—	$—	$—
Customer relationships	233,800	5 years	46,760	46,760	46,760	46,760	46,760	233,800
Developed technology	27,750	2 years	13,880	13,870	—	—	—	27,750
	$401,250		$60,640	$60,630	$46,760	$46,760	$46,760	$261,550

The following pro forma financial information summarizes the combined results of operations for the Company and Loyal, as though the companies were combined as of January 1, 2020. The unaudited pro forma financial information was as follows:

	For the year ended December 31,
	2021	2020
Total revenues	$316,389	$276,948
Net loss	$(131,540)	$(326,597)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Loyal to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of January 1, 2021. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2020.

NOTE 10 – SUBSEQUENT EVENTS

On January 11, 2022, the Company entered into a 10% note agreement with P&C Ventures, Inc. totaling $1,350,000. The note requires quarterly interest payments with the principal due at maturity on January 11, 2023.

On January 12, 2022, P&C Ventures Inc. purchased 600,000 shares of common stock of the Company at a price of $0.25 per share for aggregate proceeds of $150,000 pursuant to a stock purchase agreement dated December 15, 2021.

In connection with the January 11, 2022, note agreement, the Company issued P&C Ventures, Inc., 2,700,000 warrants exercisable at $0.25 per share. The warrants were fully vested at issuance and expire on July 11, 2023.

On January 18, 2022, the Company entered into an employment agreement with Mr. Channing Chen, CFO, providing for an annual salary of $200,000 per year. As part of the agreement, the Company issued Mr. Chen 1,000,000 options exercisable at $0.96 per share for ten years. The options, valued at approximately $868,000, vest monthly over 36 months beginning upon issuance.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management, including our CEO, concluded our internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2021.

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

Our management, including the CEO and CFO, do not expect that its disclosure controls or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

The CEO and CFO’s evaluation of our disclosure controls and the company’s internal controls included a review of the control objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is to be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by other personnel in the company’s organization and by our independent auditors in connection with their audit. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; the company’s intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the internal controls. This information was important both for the control evaluation generally and because item 5 in the Section 302 Certifications of each of our CEO and CFO requires that the CEO and/or CFO disclose that information to the Audit Committee of our Board and to our independent auditors and report on related matters in this section of the report. In the professional auditing literature, “significant deficiencies” represent control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in the auditing literature as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.

Item 9B. Other Information

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names of our Executive Officers and Directors as of the date of this Annual Report. Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Todd Michaels	47	Chief Executive Officer, President and Director
Channing F. Chen	50	Chief Financial Officer
Jason Loyet	47	Director of Commercial Solar of Correlate Inc. and Director
Matthew Flemming	53	Chairman of the Board of Director
Bob Powell	58	Director
Cory Hunt	41	Director

Mr. Michaels became our President and CEO, and was appointed to serve as a member of our board of our directors, on December 28, 2021. Prior thereto Mr. Michaels served as the CEO of Correlate Inc. since he founded the company in 2016 and which we acquired on December 28, 2021. From February 2014 through August 2015, Mr. Michaels was the Vice President of Product Innovation for SunEdison, at the time a large global renewable energy developer, owner, operator company. From November 2011 through November 2013, Mr. Michaels was the Senior Director of Business Development for NRG Solar, a subsidiary of NRG Energy. NRG Solar is a renewable energy developer, owner, operator company. From November 2006 through November 2011, Mr. Michaels served as Senior Vice President of Development and Marketing for Solar Power Partners Inc. a solar energy developer, owner, operator company. Between 1997 and 2006, Mr. Michaels held various positions and acted as a consultant and independent contractor for several solar technology and telecommunications companies. Mr. Michaels graduated Magna Cum Laude from the Kelly School of Business, Indiana University with a BS in Computer Information Systems in 1997.

Mr. Chen became our Chief Financial Officer on January 18, 2022.   Prior thereto, Mr. Chen was the founder and Managing Partner of Breakaway Energy Partners, LLC a solar finance and capital markets advisory firm where he led the financing and sale of distributed solar and energy storage projects for clients from 2017 to 2021. From 2006 to 2017, Mr. Chen served as VP of Corporate Finance at Solar Power Partners (acquired by NRG Energy in 2011), VP and General Manager at SunEdison, and VP of Structured Finance at NRG Energy (NYSE: NRG) leading teams that raised over $1.5 Billion in institutional equity and non-recourse financing across residential, commercial, and utility scale solar projects. Mr. Chen holds a Bachelor of Arts in Environmental Chemistry from UC San Diego and an MBA from the University of Southern California. Mr. Chen is also an advisor and early-stage investor to several startup companies in the renewable energy space and serves on the board of the Sempervirens Fund.

Mr. Loyet was appointed to serve as member of our board of directors on December 28, 2021. On December 28, 2021, Mr. Loyet was appointed to serve as the Director of Commercial Solar of Correlate Inc., our wholly-owned subsidiary. From January 2013 to December 2021, Mr. Loyet was the Founder and Managing Director of Loyal Enterprises LLC (D.B.A. Solar Site Design), the Company’s wholly-owned subsidiary. Loyal Enterprises is a U.S. Department of Energy SunShot Catalyst award winner for its work building the Solar Site Design technology platform. Before joining the solar energy industry in 2005, Mr. Loyet founded and sold two software companies in the streaming media (GlobalStreams) and newspaper publishing (MyCapture) industries. Mr.Loyet currently serves as a member of the board of directors for the Tennessee Solar Energy Industry Association (TenneSEIA).

Mr. Flemming has been the Chairman of our board of directors since May 14, 2021. Mr. Flemming was our chief executive officer and acting chief financial officer from May 14, 2021 through December 28, 2021. Mr. Flemming has served as the Chief Business Development Officer of SMG Industries Inc. (OTCQB: SMGI) since December 2020, prior thereto Mr. Flemming served as its Chief Executive Officer from September 2017 and continues to serve as the Chairman of the Board of Directors. Prior thereto, Mr. Flemming was the Chief Executive Officer of MG Cleaners from June 2017 until September 2017, an oilfield services company. Prior thereto, Mr. Flemming was a consultant for a financial restructuring firm and a financial advisor to a private closely held oilfield services company during 2016 and early 2017. From June 2011 to March 2016, Mr. Flemming was the Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of HII Technologies Inc. an oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production companies in the United States. Prior thereto, from 2009 to 2011, Mr. Flemming was Chief Financial Officer of Hemiwedge Industries Inc. a proprietary valve technology company with oilfield applications that was sold in 2011. From 2005 to 2009, Mr. Flemming was Chief Financial Officer of Shumate Industries, Inc., an oilfield manufacturing company and successor of Excalibur. Previous to that, from 2001 to 2005, Mr. Flemming was Chief Financial Officer of Excalibur Industries, Inc. an industrial and energy related manufacturer and fabrication company. From June 1999 to March 2001, he served as Chief Executive Officer of WorldByNet, Inc. a Houston, Texas based privately held technology company. From January 1994 to May 1999, Mr. Flemming served as Chief Executive Officer of FARO Pharmaceuticals, Inc., a privately held national specialty products company that he founded. Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston.

Mr. Powell was appointed to serve as a member of our board of directors on December 28, 2021. Since August 2015, Mr. Powell has been the Chief Executive Officer and President of Brightmark Energy, LLC. Brightmark transforms organic waste into renewable natural gas and creates innovative approaches to the plastics renewal process through science-first strategies and powerful partnerships in the United States and internationally. Mr. Powell has over twenty-seven years of energy industry experience. He has expertise in a variety of sectors within the energy industry including renewable entrepreneurial ventures, fossil-fuel and cogeneration technologies, as well as efficiency measures. His experiences include being the CEO of a solar developer, CFO of Pacific Gas and Electric Company, the North America President of the largest worldwide renewable energy company, an innovator in financing energy projects, and a Partner in Andersen and PwC’s energy consulting practices. Mr. Powell received a Master’s in Business Administration and a Bachelor of Science in Electrical Engineering, both from the Georgia Institute of Technology.

Mr. Hunt was appointed to serve as a member of our board of directors on December 28, 2021. Mr. Hunt has been the President and Co-Founder of P&C Ventures Inc. since February 2021. With an international focus on its investments, in addition to capital investment, P&C Ventures provides its portfolio investments with additional support to help their businesses grow. Prior thereto, from 2018 to June 2021, Mr. Hunt was the VP Corporate Development of SiteDocs Inc., a Software as a service company focused on the construction industry, which was recently acquired by K1 Investments.  From 2015 through 2018, Mr. Hunt was the CEO of Infinity Property Care, a paving contracting company located in Alberta, Canada. From 2011 through 2018, Mr. Hunt was a private investor focused on investments in both public and private companies through Hunt Group Investments, of which Mr. Hunt was the founder and sole owner.

Director Independence and Qualifications

The Board of Directors has determined that each of Messrs. Powell and Hunt qualify as an “independent director.” Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship with the Company that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be independent if:

•	the Director is, or at any time during the past three years was, an employee of the Company,

•	the Director or a family member of the Director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service),

•	a family member of the Director is, or at any time during the past three years was, an Executive Officer of the Company,

•	the director or a family member of the Director is a partner in, controlling stockholder of, or an Executive Officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions),

•	the Director or a family member of the Director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity, or,

•	the Director or a family member of the Director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

The Board believes that the qualifications of the Directors, as set forth in their biographies which are listed above and briefly summarized in this section, gives them the qualifications and skills to serve as a Director of our Company. All of our directors have strong business backgrounds. The Board also believes that each of the Directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion and the commitment to devote significant time and energy to service on the Board and its Committees.

Involvement in Certain Legal Proceedings

Except as set forth below, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or,

•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated, or,

•	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

Mr. Flemming was an executive officer of HII Technologies, Inc. (“HII”) in 2016. Subsequent to his employment with HII, that company entered into a plan of reorganization under Chapter 11.

Family Relationships

There are no family relationships among the individuals comprising our Board of Directors, management and other key personnel.

Board Composition

Our certificate of incorporation, as amended, and bylaws provide that the authorized number of Directors may be changed only by resolution of the Board. We currently have five Directors with each Director serving a one-year term which will expire at our next annual meeting of stockholders. At each annual meeting of stockholders, the successors to the current Directors will be elected to serve until the next annual meeting following the election.

Board Committees

Our Board intends to form the following three committees: Audit Committee, Nominating and Governance Committee, and a Compensation Committee, each of which is described below. All standing committees will operate under charters that will be approved by the Board. Copies of the charters of the Audit Committee, Compensation Committee and the Nominating and Governance Committee will be posted on our website at such time as they are approved by the Board

Audit Committee.  Our Audit Committee members will be comprised of independent directors as defined in the NASDAQ rules. Our Audit Committee will oversee our corporate accounting, financial reporting practices and the annual audit and quarterly reviews of the financial statements.

The Audit Committee’s primary functions will be to:

•	assist the monitoring the integrity of our financial statements,
•	appoint and retain the independent registered public accounting firm to conduct the annual audit and quarterly reviews of our financial statements and review the firm’s independence,
•	review the proposed scope and results of the audit and discuss required communications in connection with the audit,
•	review and pre-approve the independent registered public accounting firm’s audit and non-audit services rendered,
•	review accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff,
•	meet regularly with the independent registered public accounting firm without management present,
•	recognize and prevent prohibited non-audit services,
•	establish procedures for complaints received by us regarding accounting matters,
•	review, pass on the fairness of, and approve “related-party transactions” as required by and in conformance with the rules and regulations of the SEC,
•	establish procedures for the identification of management of potential conflicts of interest, and review and approve any transactions where such potential conflicts have been identified, and,
•	prepare the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

Compensation Committee.  Upon establishing our Compensation Committee its primary functions will be to:

•	review and recommend the compensation arrangements for management, including the compensation for our Chief Executive Officer,
•	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals,
•	approve and oversee reimbursement policies for Directors, Executive Officers and key employees,
•	administer our stock incentive plan,
•	review and discuss the compensation discussion and analysis prepared by management to be included in our Annual Report, proxy statement or any other applicable filings as required by the SEC, and
•	prepare the report of the compensation committee that SEC rules require to be included in our annual meeting proxy statement.

Decisions regarding executive compensation will ultimately be determined by the Board upon recommendations of the Compensation Committee, which will review a number of factors in its decisions, including market information about the compensation of executive officers at similar-sized companies within our industry and geographic region, and recommendations from our Chief Executive Officer. The Compensation Committee may consult external compensation consultants to assist with the recommendation of executive compensation.

Nominating and Governance Committee.  Upon establishing our Nominating and Governance Committee its primary functions will be to:

•	identify the appropriate size, functioning and needs of and nominate members of the Board,
•	develop and recommend to the Board of Directors a set of corporate governance principles applicable to our company and review at least annually our code of conduct and ethics,

•	review and maintain oversight of matters relating to the independence of our board and committee members, in light of the independence standards of the Sarbanes-Oxley Act of 2002 and the rules of the NASDAQ Stock Market, and
•	Oversee the evaluation of the Board and management.

The Nominating and Governance Committee will recommend to the Board candidates for nomination to the Board. When considering individuals to recommend for nomination as Directors, our Nominating and Governance Committee will seek persons who possess the following characteristics: integrity, education, commitment to the Board, business judgment, relevant business experience, diversity, reputation, and high-performance standards. The Nominating and Governance Committee may engage the services of third-party search firms to assist in identifying and assessing the qualifications of Director candidates.

The Nominating and Governance Committee will consider recommendations for Director candidates from stockholders, provided that the stockholder submits the Director nominee and reasonable supporting material concerning the nominee by the due date for a stockholder proposal to be included in the Company’s Proxy Statement for the applicable annual meeting as set forth in the rules of the SEC then in effect.

The Nominating and Governance Committee will consider properly and timely submitted Director candidates recommended by stockholders of the Company. Stockholders who wish to suggest qualified candidates for election to the Board should write to 220 Travis Street, Suite 501, Shreveport, Louisiana 71101 Attn: President. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board and a description of any relationship the nominee has to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a Director should accompany any such recommendation.

Board Leadership Structure and Role in Risk Oversight

Our Board evaluates its leadership structure and role in risk oversight on an ongoing basis. Currently, Matthew Flemming serves as Chairman of the Board. Our Board determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company and other relevant factors. After considering these factors, our Board has determined that the role of Chairman of the Board, is an appropriate Board leadership structure for our company at this time.

The Board is also responsible for oversight of our risk management practices, while management is responsible for the day-to-day risk management processes. This division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s Board leadership structure supports this approach. Through our Chief Executive Officer and other members of management, the Board receives periodic reports regarding the risks facing the Company. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding our risk and control environment.

Corporate Code of Conduct and Ethics

We intend to adopt a corporate Code of Conduct and Ethics at our next quarterly board meeting. The text of our Code of Conduct and Ethics, which will apply to our officers and each member of our Board, will be posted in the “Corporate Governance” section of our website, www.correlateinfra.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website, www.correlateinfra.com. A copy of our Code of Conduct and Ethics will also be available in print; free of charge, upon written request to 220 Travis Street, Suite 501, Shreveport, Louisiana 71101, Attn: President.

Executive Compensation

On December 28, 2021, we entered into an employment agreement with Mr. Michaels to serve as our chief executive officer and president. Pursuant to the terms of the agreement, Mr. Michaels is paid an annual salary of $250,000 and receives health care insurance and other customary benefits. The initial term of the agreement is for a period of three years, with automatic one year extensions after the first term. In addition to Mr. Michaels base salary, Mr. Michaels is entitled to bonuses at the discretion of the Compensation Committee of the Board of Directors.

On January 18, 2021, we entered into an employment agreement with Mr. Chen to serve as our chief financial officer. Pursuant to the terms of the agreement, Mr. Chen is paid an annual salary of $200,000, which will increase to $250,000 upon the Company’s completion of a financing in the minimum amount of $10,000,000, and receives health care insurance and other customary benefits. The initial term of the agreement is for a period of three years, with automatic one year extensions after the first term. In addition to Mr. Chen’s base salary, Mr. Chen is entitled to bonuses at the discretion of the Compensation Committee of the Board of Directors and his base salary will be increased by seven percent (7%) per annum, provided certain performance criteria is met. Mr. Chen was also granted options, pursuant to the Company’s 2021 Equity Incentive Plan, to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.96 per share, which options vest equally on a monthly basis throughout the initial term of the employment agreement.

On December 28, 2021, Correlate Inc., our wholly-owned subsidiary, entered into an employment agreement with Mr. Loyet to serve as the director of commercial solar of Correlate. Pursuant to the terms of the agreement, Mr. Loyet is paid an annual salary of $145,000 and receives health care insurance and other customary benefits. The initial term of the agreement is for a period of three years, with automatic one year extensions after the first term. In addition to Mr. Loyet’s base salary, Mr. Loyet is entitled to bonuses at the discretion of the managers of Correlate.

Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2021, with our Directors and Officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On January 15, 2015, Correlate entered into an agreement with Mr. Bob Powell, a member of our board of directors, pursuant to which Mr. Powell provided Correlate $50,000. The $50,000 was provided to Correlate as a SAFE agreement. The SAFE agreements have no maturity date and bear no interest. The SAFE agreements provide a right to the holder to future equity in Correlate in the form of SAFE Preferred Stock. In connection with the Company’s acquisition of Correlate, the January 2015 SAFE agreement was converted into 119,703 shares of common stock of the Company on December 28, 2021.

On May 20, 2016, Correlate entered into an additional SAFE agreement with Mr. Bob Powell in the amount of $50,000. In connection with the Company’s acquisition of Correlate, the May 2016 SAFE agreement was converted into 119,703 shares of common stock of the Company on December 28, 2021.

The holder of the line of credit described in Note 4 to the financial statements, held less than 1% of the Company’s Common Stock at December 31, 2021.

At December 31, 2021 and 2020, the Company had advances payable of $22,154, respectively, due to the Company’s CEO, Mr. Todd Michaels.

At December 31, 2021 and 2020, the Company had advances payable of $11,865, respectively, due to an individual who held 17% of Correlate Inc.’s common stock until the Company acquired 100% of the capital stock of Correlate Inc. pursuant to the terms of the Correlate Exchange Agreement dated December 28, 2021 (see Note 5 to the financial statements). At December 31, 2021, after completion of the acquisition of Correlate Inc. by the Company, this individual held 3% of the Company’s Common Stock.

At December 31, 2021, the Company had advances payable of $62,500 due to an individual who is the Company’s largest shareholder. As of December 31, 2021, this individual held 31.9% of the Company’s Common Stock.

At December 31, 2021, the Company had accounts payable of $120,000 due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder.

During the years ended December 31, 2021 and 2020, the Company incurred consulting expenses totaling $60,000 and $100,000, respectively, from Michaels Consulting, an entity owned by the wife of Mr. Michaels. As of December 31, 2021 and 2020, the Company had accounts payable due to Michaels Consulting totaling $364,000 and $304,000, respectively.

Employment Agreements

On December 28, 2021, the Company entered into an employment agreement with Mr. Todd Michaels, President and CEO, providing for an annual salary of $250,000 per year. As part of the agreement, the Company issued Mr. Michaels 1,000,000 options exercisable at $0.52 per share for ten years. The options, valued at approximately $469,000 on the issuance date, vest monthly over 36 months beginning one month from issuance.

On December 28, 2021, the Company entered into an employment agreement with Mr. Jason Loyet, Director of Commercial Solar, providing for an annual salary of $145,000 per year. As part of the agreement, the Company issued Mr. Loyet 1,000,000 options exercisable at $0.52 per share for ten years. The options, valued at approximately $469,000 on the issuance date, vest monthly over 36 months beginning one month from issuance.

The Board of Directors intends to adopt a Related Party Transaction Policy for the review of related person transactions. Under these policies and procedures, the audit committee will review related person transactions in which we are or will be a participant to determine if they are fair and beneficial to the Company. Financial transactions, arrangements, relationships or any series of similar transactions, arrangements or relationships in which a related person has or will have a material interest and that exceeds the lesser of: (i) $120,000, and (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, in the aggregate per year will be subject to the audit committee’s review. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberation or vote requesting approval or ratification of the transaction. Transactions that are subject to the policy include any transaction, arrangement or relationship (including indebtedness or guarantees of indebtedness) in which the Company is a participant with a related person. The related person may have a direct or indirect material interest in the transaction. It is Company policy that the audit committee shall approve any related party transaction before the commencement of the transaction. However, if the transaction is not identified before commencement, it must still be presented to the audit committee for their review and ratification. For more information regarding related party transactions, see the section entitled “Certain Relationships and Related Transactions” below.

Director Independence

Our Board of Directors has determined that Messrs. Powell and Hunt are “independent” as defined under the standards set forth in Rule 5605 of the NASDAQ Stock Market Rules.  In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions.”

Legal Proceedings

To the best of our knowledge, none of our Directors or Executive Officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our Directors, Director nominees, or Executive Officers has been involved in any transactions with us or any of our Directors, Executive Officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the total compensation earned during the fiscal years ended December 31, 2021 and 2020 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2021 and 2020 (collectively, the “named executive officers”):

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards($) (5)	Option awards($) (5)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Todd Michaels	2021	—	—	—	469,000	—	—	—	469,000
Chief Executive Officer	2020	—	—	—	—	—	—	—
Matthew Flemming	2021	—	—	—	—	—	—	—	—
Former Chief Executive Officer (1)
William Townsend	2021	—	—	—	—	—	—	—	—
Former Chief Executive Officer (2)	2020	—	—	—	—	—	—	—	—
Katrina Yao	2021	—	—	—	—	—	—	—	—
Former Chief Financial Officer (3)	2020	—	—	—	—	—	—	—	—
Donald Ray Lawhorne Former Chief Financial Officer (3)	2020	—	—	—	—	—	—	—	—

(1)	Mr. Flemming served as our Chief Executive Officer from May 2021 through December 28, 2021.
(2)	Mr. Townsend served as our Chief Executive Officer from February 2020 through May 2021.
(3)	Ms. Yao served as our Chief Financial Officer from February 2020 through May 2021.
(4) (5)

Mr. Lawhorne served as our Chief Executive Officer from July 2013 through February 2020.

Share awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. All options vest at the date of grant and are exercisable at the market value at the date of grant. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718, see note 2 of notes to financial statements included herein.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the entire board of directors and upon the formation of our Compensation Committee will be under the Compensation Committees control.

Director Compensation

Director Compensation Table

During the year ended December 31, 2021, we did not compensate any of our non-executive, independent directors for their Board service.

Cash Compensation of Directors

Members of our Board of Directors do not currently receive cash compensation for their services, however, the Board may in the future determine to compensate it members through the payment of cash compensation. We reimburse our non-employee directors for out-of-pocket expenses for attending in-person board meetings.

Equity Compensation of Directors

Our directors are eligible to participate in our 2021 Equity Incentive Plan.

Outstanding Equity Awards at 2021 Year End

There were 1,000,000 outstanding unexercised options, unvested stock and equity incentive plan awards held by our executive officers as of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of April 14, 2022 for: (1) all persons who are beneficial owners of 5% or more of our common stock, (2) each of our officers and directors, and (3) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of April 14, 2022, there were 34,649,920 shares of our common stock issued and outstanding. Except as otherwise listed below, the address of each person is 220 Travis Street, Suite 501, Shreveport, Louisiana 71101.

Name	Amount of Beneficial Ownership of Common Stock (1)	Percent of Common Stock
Newton Dorsett	11,048,673	31.9%
P&C Ventures Inc. (6)	3,300,000	8.8%

Directors and Executive Officers:
Todd Michaels (2)	3,554,128	10.27%
Channing F. Chen (3)	138,889	*
Jason Loyet (4)	1,623,841	4.7%
Matthew Flemming	700,000	2.0%
Bob Powell	272,455	*
Cory Hunt (5)	3,300,000	8.8%

All Directors and Executive Officers as a group (6 persons) (2)-(5)	9,589,313	25.4%

 *less than one percent

(1)	Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.
(2)	Includes 166,667 shares of common stock issuable upon the exercise of options held by Mr. Michaels.
(3)	Includes 138,889 shares of common stock issuable upon the exercise of options held by Mr. Chen.
(4)	Includes: (i) 728,587 shares of common stock held by Mr. Loyet’s wife; and (ii) 166,667 shares of common stock issuable upon exercise of options held by Mr. Loyet.
(5)	Includes: (i) 600,000 shares of common stock owned by P&C Ventures Inc.; and (ii) 2,700,000 shares of common stock issuable upon exercise of outstanding warrants owned by P&C Ventures Inc. Mr. Hunt is the President of P&C Ventures Inc. and has the power to vote and/or dispose of the shares held by P&C Ventures Inc. The address for Mr. Hunt is #200 8133 Edgar Industrial Close, Red Deer, Alberta Canada T4P 3R4.
(6)	Includes 2,700,000 shares of common stock issuable upon the exercise of warrants owned by P&C Ventures Inc. The address for P&C Ventures is #200 8133 Edgar Industrial Close, Red Deer, Alberta Canada T4P 3R4.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On January 15, 2015, Correlate entered into an agreement with Mr. Bob Powell, a member of our board of directors, pursuant to which Mr. Powell provided Correlate $50,000. The $50,000 was provided to Correlate as a SAFE agreement. The SAFE agreements have no maturity date and bear no interest. The SAFE agreements provide a right to the holder to future equity in Correlate in the form of SAFE Preferred Stock. In connection with the Company’s acquisition of Correlate, the January 2015 SAFE agreement was converted into 119,703 shares of common stock of the Company on December 28, 2021.

On May 20, 2016, Correlate entered into an additional SAFE agreement with Mr. Bob Powell in the amount of $50,000. In connection with the Company’s acquisition of Correlate, the May 2016 SAFE agreement was converted into 119,703 shares of common stock of the Company on December 28, 2021.

The holder of the line of credit described in Note 4 to the financial statements, held less than 1% of the Company’s Common Stock at December 31, 2021.

At December 31, 2021 and 2020, the Company had advances payable of $22,154, respectively, due to the Company’s CEO, Mr. Todd Michaels.

At December 31, 2021 and 2020, the Company had advances payable of $11,865, respectively, due to an individual who held 17% of Correlate Inc.’s common stock until the Company acquired 100% of the capital stock of Correlate Inc. pursuant to the terms of the Correlate Exchange Agreement dated December 28, 2021 (see Note 5 to the financial statements). At December 31, 2021, after completion of the acquisition of Correlate Inc. by the Company, this individual held 3% of the Company’s Common Stock.

At December 31, 2021, the Company had advances payable of $62,500 due to an individual who is the Company’s largest shareholder. As of December 31, 2021, this individual held 31.9% of the Company’s Common Stock.

At December 31, 2021, the Company had accounts payable of $120,000 due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder.

During the years ended December 31, 2021 and 2020, the Company incurred consulting expenses totaling $60,000 and $100,000, respectively, from Michaels Consulting, an entity owned by the wife of Mr. Michaels. As of December 31, 2021 and 2020, the Company had accounts payable due to Michaels Consulting totaling $364,000 and $304,000, respectively.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2021 and 2020 amounted to $55,000 and $43,000, respectively.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2021 and 2020 was $0 and $0, respectively.

All Other Fees

Our auditors billed no fees for services other than those described above under “Audit Fees” and “Tax Fees” for the year ended December 31, 2021 and 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number		Description
*3.4		Triccar Inc. Articles of Incorporation (previously filed as Exhibit 10.2 on Form 8-K filed February 28, 2020)
3.5		Amendment to Articles of Incorporation dated April 4, 2022
31.1		Certification of our Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of our Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.	ins**	XBRL Instance Document

101.	sch**	XBRL Taxonomy Extension Schema Document

101.	cal**	XBRL Taxonomy Calculation Linkbase Document

101.	def**	XBRL Taxonomy Definition Linkbase Document

101.	lab**	XBRL Taxonomy Label Linkbase Document

101.	pre**	XBRL Taxonomy Presentation Linkbase Document

*Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2022.

CORRELATE INFRASTRUCTURE PARTNERS INC.

SIGNATURE:

/s/ Todd Michaels
Todd Michaels
Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on April 14, 2022.

Signatures	Capacity

/s/ Todd Michaels	Director, Chief Executive Officer and President
Todd Michaels

/s/ Channing F. Chen	Chief Financial Officer
Channing F. Chen

/s/ Jason Loyet	Director
Jason Loyet

/s/ Matthew Flemming	Chairman of the Board of Directors
Matthew Flemming

/s/ Bob Powell	Director
Bob Powell

/s/ Cory Hunt	Director
Cory Hunt