Form 10-Q
period 2022-03-31
Correlate Infrastructure Partners, Inc.
filed 2022-05-13
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55825

CORRELATE INFRASTRUCTURE PARTNERS INC.

(Exact name of registrant as specified in its charter)

Nevada	84-4250492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Travis Street, Suite 501 Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	(Zip Code)

(855)-264-4060

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, par value $0.0001 per share, outstanding as of May 13, 2022 was 34,639,920.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

CORRELATE INFRASTRUCTURE PARTNERS INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 AND DECEMBER 31, 2021

(Unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current assets
Cash	$1,020,537	$252,189
Accounts receivable, net of allowance for doubtful accounts	91,987	40,807
Prepaid expenses	11,000	-
Total current assets	1,123,524	292,996

Other assets
Intangible assets - trademark/trade name	139,700	139,700
Intangible assets - customer relationships, net	222,110	233,800
Intangible assets - developed technology, net	24,280	27,750
Goodwill	762,851	762,851
Total other assets	1,148,941	1,164,101

Total assets	$2,272,465	$1,457,097

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$744,333	$819,413
Accrued expenses	105,264	58,345
Shareholder advances	96,519	96,519
Line of credit	30,000	30,000
Notes payable, current portion, net of discount	717,357	-
Total current liabilities	1,693,473	1,004,277

Notes payable, net of current portion	20,400	20,400

Total liabilities	1,713,873	1,024,677

Commitments and contingencies (Note 3)

Stockholders' equity
Preferred stock $.0001 par value; authorized 50,000,000 shares with 0 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock- Class A $.0001 par value; authorized 372,500,000 shares with 35,239,920 and 34,639,920 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,524	3,464
Common stock- Class B $.0001 par value; authorized 27,500,000 shares with 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	2,634,046	1,534,474
Accumulated deficit	(2,078,978)	(1,105,518)
Total stockholders' equity	558,592	432,420

Total liabilities and stockholders' equity	$2,272,465	$1,457,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	For the three months ended
	March 31,
	2022	2021

Revenues	$68,408	$7,651
Cost of revenues	69,114	2,861
Gross profit (loss)	(706)	4,790

Operating expenses
General and administrative	546,234	2,324
Insurance	1,171	-
Legal and professional	182,008	1,353
Travel	28,955	4,620
Depreciation and amortization	15,160	-
Total operating expenses	773,528	8,297

Loss from operations	(774,234)	(3,507)

Other income (expense)
Interest expense	(32,741)	-
Amortization of debt discount	(166,485)	-
Total other income (expense)	(199,226)	-

Net loss	$(973,460)	$(3,507)

Loss per share	$(0.03)	$0.00

Weighted average shares outstanding - basic	35,159,920	100,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total

Balances, December 31, 2020	72,500,000	$7,250	27,500,000	$2,750	$457,700	$(1,015,269)	$(547,569)

Net loss	-	-	-	-	-	(3,507)	(3,507)

Balances, March 31, 2021	72,500,000	$7,250	27,500,000	$2,750	$457,700	$(1,018,776)	$(551,076)

Balances, December 31, 2021	34,639,920	$3,464	-	$-	$1,534,474	$(1,105,518)	$432,420

Issuance of warrants in connection with debt	-	-	-	-	799,128	-	799,128

Stock based compensation	-	-	-	-	150,504	-	150,504

Issuances of shares for cash	600,000	60	-	-	149,940	-	150,000

Net loss	-	-	-	-	-	(973,460)	(973,460)

Balances, March 31, 2022	35,239,920	$3,524	-	$-	$2,634,046	$(2,078,978)	$558,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	For the three months ended
	March 31,
	2022	2021

Operating activities
Net loss	$(973,460)	$(3,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,160	-
Amortization of debt discount	166,485	-
Stock-based compensation	150,504	-
Changes in operating assets and liabilities:
Accounts receivable	(51,180)	(7,651)
Prepaid expenses	(11,000)	-
Accounts payable	(75,080)	(27,290)
Accrued expenses	46,919	2,837
Net cash provided by (used in) operating activities	(731,652)	(35,611)

Investing activities
Net cash provided by investing activities	-	-

Financing activities
Proceeds from issuance of notes payable	1,350,000	-
Proceeds from issuance of common stock	150,000	-
Net cash provided by financing activities	1,500,000	-

Net increase in cash	$768,348	$(35,611)
Cash - beginning of year	252,189	74,375
Cash - end of year	$1,020,537	$38,764

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental schedule of non-cash investing and financing activities
Discount on note payable from issuance of warrants	$799,128	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Name Change

Effective April 5, 2022, Triccar, Inc. changed its name to Correlate Infrastructure Partners Inc. (“CIPI” or the “Company”) to better reflect its operations.

Nature of the Business

The accompanying condensed consolidated financial statements include the accounts of the Company, and its subsidiaries Correlate, Inc. (“Correlate”), a Delaware corporation, and Loyal Enterprises LLC dba Solar Site Design (“Loyal”), a Tennessee limited liability company.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has not generated positive cash flows from operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include aggressive marketing, acquisitions, and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with acquisitions and additional financing as necessary will result in improved operations and cash flow in 2022 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. At March 31, 2022, $700,556 of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. As of March 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $90,189, respectively.

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

The Company had no potential additional dilutive securities outstanding at March 31, 2022 except for the options and warrants detailed at Note 5.

Recently Issued Accounting Standards

During the period ended March 31, 2022, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

Employment Agreements

On January 18, 2022, the Company entered into an employment agreement with Mr. Channing Chen, CFO, providing for an annual salary of $200,000 per year. As part of the agreement, the Company issued Mr. Chen 1,000,000 options exercisable at $0.96 per share for ten years. The options, valued at approximately $868,000, vest monthly over 36 months upon issuance.

NOTE 4 – DEBT

Notes Payable

On January 11, 2022, the Company entered into a 10% note agreement with P&C Ventures, Inc. totaling $1,350,000. The note requires quarterly interest payments with the principal due at maturity on January 11, 2023. In connection with the note agreement, the Company issued P&C Ventures, Inc., 2,700,000 warrants exercisable at $0.25 per share (Note 5). The warrants were fully vested at issuance and expire on July 11, 2023. The warrants, valued at approximately $1,958,000, represented approximately 59% of the total consideration received and resulted in a discount on the note totaling $799,128 pursuant to ASC 470-20-30. The discount is being amortized over the life of the note with a discount balance of $632,643 at March 31, 2022.

Line of Credit

On October 3, 2014, the Company entered into a $30,000 line of credit agreement. The line of credit has no maturity with interest increasing from 8.00% at issuance to 34.00% for the period ended March 31, 2022. As of March 31, 2022, the outstanding principal and accrued interest totaled $40,330.

NOTE 5 – EQUITY

The total number of common stock authorized that may be issued by the Company is four hundred million (400,000,000) shares of common stock with a par value of one hundredth of one cent ($0.0001) per share. At March 31, 2022 and December 31, 2021, common stock authorized consisted of three hundred seventy-two million five hundred thousand (372,500,000) shares Class A shares with 1:1 voting rights and twenty-seven million five hundred thousand (27,500,000) Class B shares with 20:1 voting rights, and fifty million (50,000,000) shares of preferred stock with a par value of one hundredth of a cent ($0.0001) per share. To the fullest extent permitted by the laws of the state of Nevada (currently set forth in NRS 78.195), as the same now exists or may hereafter be amended or supplemented, the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of capital stock of the corporation.

During January 2022, the Company sold 600,000 Class A shares for proceeds totaling $150,000.

On April 5, 2022, the Company amended its Articles of Incorporation such that Class A or Class B common shares were eliminated and replaced by a single class of common stock with 1:1 voting rights.

Warrants

During the period ended March 31, 2022, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; a risk-free interest rate of 0.70%, and volatility of 428% based on the historical volatility of the Company’s common stock, exercise price of $0.25, and terms of 18 months.

During January 2022, the Company issued 2,700,000 warrants valued at $1,958,000 as part of a note agreement (Note 4).

The following table presents the Company’s warrants as of March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2021	-	$-	-
Issued	2,700,000	$0.25	1.50
Exercised	-	$-	-
Warrants as of March 31, 2022	2,700,000	$0.25	1.28

At March 31, 2022, all of the Company’s outstanding warrants were vested.

Options

During the period ended March 31, 2022, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; a risk-free interest rate of 1.65%, and volatility of 282% based on the historical volatility of the Company’s common stock, exercise price of $0.96, and terms of 5 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

During January 2022, the Company issued 1,000,000 options valued at $868,000 as part of an employment agreement (Note 3).

The following table presents the Company’s options as of March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2021	2,059,068	$0.52	5.13
Issued	1,000,000	$0.96	5.00
Forfeited	-	$-	-
Exercised	-	$-	-
Options as of March 31, 2022	3,059,068	$0.66	4.86

At March 31, 2022, options to purchase 309,070 shares of common stock were vested and options to purchase 2,749,998 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $1,655,525 as they vest.

NOTE 6 – CONCENTRATIONS

The Company had the following revenue concentrations for the three months ended March 31, 2022 and 2021 and Accounts Receivable Concentrations as of March 31, 2022 and December 31, 2021:

	Revenues
	Three Months Ended March 31,		Accounts Receivable
Customer	2022	2021	3/31/2022	12/31/2021
Customer A	65%	*	19%	*
Customer B	23%	*	*	*
Customer C	10%	*	*	*
Customer D	*	100%	50%	69%
Customer E	*	*	14%	19%
Customer F	*	*	*	12%

* = Less than 10%

NOTE 7 – RELATED PARTY TRANSACTIONS

Shareholder Advances and Payables

At March 31, 2022 and December 31, 2021, the Company had advances payable of $22,154, respectively, due to the Company’s President and CEO, Mr. Todd Michaels.

At March 31, 2022 and December 31, 2021, the Company had advances payable of $11,865, respectively, due to an individual who holds 3% of the Company’s Class A Common Stock.

At March 31, 2022 and December 31, 2021, the Company had advances payable of $62,500 due to an individual who is the Company’s largest shareholder.

At March 31, 2022 and December 31, 2021, the Company had accounts payable of $120,000, respectively, due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder.

Michaels Consulting

As of March 31, 2022 and December 31, 2021, the Company had accounts payable due to Michaels Consulting totaling $344,000 and $364,000, respectively.

P&C Ventures, Inc.

Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an owner and officer of P&C Ventures, Inc. During January 2022, the Company entered into a note agreement with P&C Ventures, Inc. and issued warrants related to the note, as disclosed in Note 4.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

Overview

Correlate Infrastructure Partners Inc. (OTCQB: CIPI), formerly Triccar Inc., together with its subsidiaries (collectively the “Company”, “Correlate”, “we”, “us” and “our”), is a technology-enabled clean energy optimization provider that offers a complete suite of proprietary clean energy assessment and deployment solutions for commercial and industrial (C&I) building and property owners in the United States. Through our true tech-enabled project development and financing platform, we provide portfolio energy optimization and clean energy solutions for sustainable profit growth in buildings nationwide and provide turn-key project financing when required .

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

Recently Issued Accounting Pronouncements

During the quarter ended March 31, 2022, and through May 13, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Summary of Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2022.

Liquidity and Capital Resources

At March 31, 2022, the Company had a cash balance of $1,020,537, as compared to a cash balance of $252,189 at December 31, 2021. The Company incurred negative cash flow from operations of $732,653 for the three months ended March 31, 2022, as compared to negative cash flow from operations of $35,611 in the prior year. The increase in negative cash flow from operations was primarily the result of increased compensation costs for additional employees beginning during the current quarter and added professional fees from the Company’s growth, acquisition and capital raising plans. Cash flows from financing activities during the three months ended March 31, 2022, totaled $1,500,000 and were the result of proceeds from a loan agreement (see Footnote 4) and $150,000 from the issuance of our common stock. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Loan Agreement

On January 11, 2022, the Company entered into a 10% note agreement with P&C Ventures, Inc. in the amount of $1,485,000, pursuant to which we received proceeds of $1,350,000. The note requires quarterly interest payments with the principal due at maturity on January 11, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022 and 2021, the Company’s revenues totaled $68,408 and $7,651, respectively. The increase of $60,757, or 794%, was driven by both the Company increasing operations during the current period compared to the negative impacts of the COVID pandemic during the prior period. Gross loss for the three months ended March 31, 2022, totaled $706 compared to a gross profit of $4,790 in the comparable prior year period. The $5,496 decrease in gross profit was due to the Company’s increased costs within cost of sales and its growth plans. . We anticipate future gross margins to increase from the current level as we commercialize new project sales opportunities, increase revenues, cover more fixed costs within cost of sales and expand our margins.

For the three months ended March 31, 2022, our operating expenses increased to $773,528 compared to $8,297 for the comparable period in 2021. The increase of $765,231, or 9,223%, was due primarily driven by higher legal and professional fees and greater compensation expenses associated with added strategic management and staff commencing during the period ended March 31, 2022. The increased legal and professional fees were incurred primarily in connection with the Company’s acquisition and capital raising programs. Compensation expenses included approximately $279,000 and $151,000 in salaries and wages and the non-cash expenses of stock-based compensation, respectively. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the three months ended March 31, 2022, Other Expenses totaled $199,226, compared to $-0- in the comparable period in 2021. This increase in Other Expenses was due to $32,741 in added interest expense and $166,485 in amortization of debt discount incurred during 2022. We anticipate our Other Expenses to increase as the Company incurs interest from debt and related financing costs to expand its operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2022, such disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2022, the Company sold an aggregate of 600,000 shares of its common stock at a price of $0.25 per share (“Shares”) to an accredited investor. Additionally, the Company issued a promissory note in the principal amount of $1,350,000 (“Note”) to an accredited investor, along with the issuance of 2,700,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.25 per share (“Warrants”). The Shares, the Note and the Warrants were all issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the sale of the Shares and the Note were used by the Company for working capital and general corporate purposes.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Correlate Infrastructure Partners Inc.
(Registrant)

Dated: May 13, 2022	/s/ Todd Michaels
Todd Michaels
Chief Executive Officer
(Principal Executive Officer)

Correlate Infrastructure Partners Inc.
(Registrant)

Dated: May 13, 2022	/s/ Channing F. Chen
Channing F. Chen
Chief Financial Officer
(Principal Financial Officer)