Form 10-Q
period 2022-06-30
Correlate Infrastructure Partners, Inc.
filed 2022-08-12
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Common Stock, par value $0.0001 per share, outstanding as of August 12, 2022 was 35,139,920.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

CORRELATE INFRASTRUCTURE PARTNERS INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 AND DECEMBER 31, 2021

(Unaudited)

	June 30,	December 31,
	2022	2021

Assets
Current assets
Cash	$414,940	$252,189
Accounts receivable, net of allowance for doubtful accounts	139,272	40,807
Inventory	546,384	-
Prepaid expenses and other current assets	509,053	-
Total current assets	1,609,649	292,996

Other assets
Intangible assets - trademark/trade name	139,700	139,700
Intangible assets - customer relationships, net	210,420	233,800
Intangible assets - developed technology, net	20,810	27,750
Goodwill	762,851	762,851
Total other assets	1,133,781	1,164,101

Total assets	$2,743,430	$1,457,097

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$733,011	$819,413
Accrued expenses	233,836	58,345
Customer deposits	1,114,154	-
Shareholder advances	96,519	96,519
Line of credit	30,000	30,000
Notes payable, current portion, net of discount	979,014	-
Total current liabilities	3,186,534	1,004,277

Notes payable, net of current portion	20,400	20,400

Total liabilities	3,206,934	1,024,677

Commitments and contingencies (Note 3)

Stockholders' equity (deficit)
Preferred stock $0.0001 par value; authorized 50,000,000 shares with -0- issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock- Class A $0.0001 par value; authorized 372,500,000 shares with -0- and 34,639,920 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	3,464
Common stock- Class B $0.0001 par value; authorized 27,500,000 shares with -0- shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock $0.0001 par value; authorized 400,000,000 shares with 35,139,920 and -0- shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,514	-
Additional paid-in capital	3,313,290	1,534,474
Accumulated deficit	(3,780,308)	(1,105,518)
Total stockholders' equity (deficit)	(463,504)	432,420

Total liabilities and stockholders' equity (deficit)	$2,743,430	$1,457,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$236,690	$1,584	$305,098	$9,235
Cost of revenues	193,946	855	263,060	3,716
Gross profit (loss)	42,744	729	42,038	5,519

Operating expenses
General and administrative	648,974	1,181	1,195,208	3,505
Insurance	2,221	-	3,392	-
Legal and professional	756,914	1,385	938,922	2,738
Travel	21,525	2,371	50,480	6,991
Depreciation and amortization	15,160	-	30,320	-
Total operating expenses	1,444,794	4,937	2,218,322	13,234

Loss from operations	(1,402,050)	(4,208)	(2,176,284)	(7,715)

Other income (expense)
Interest expense	(37,623)	-	(70,364)	-
Amortization of debt discount	(261,657)	-	(428,142)	-
Total other income (expense)	(299,280)	-	(498,506)	-

Net loss	$(1,701,330)	$(4,208)	$(2,674,790)	$(7,715)

Loss per share	$(0.05)	$(0.00)	$(0.08)	$(0.00)

Weighted average shares outstanding - basic	34,843,217	57,752,809	34,742,130	78,994,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total

Balances, December 31, 2020	72,500,000	$7,250	27,500,000	$2,750	-	$-	$457,700	$(1,015,269)	$(547,569)

Net loss	-	-	-	-	-	-	-	(3,507)	(3,507)

Balances, March 31, 2021	72,500,000	$7,250	27,500,000	$2,750	-	$-	$457,700	$(1,018,776)	$(551,076)

Effect of pre-merger TCCR transactions	(52,500,000)	(5,250)	(27,500,000)	(2,750)	-	-	8,000	-	-

Net loss	-	-	-	-	-	-	-	(4,208)	(4,208)

Balances, June 30, 2021	20,000,000	$2,000	-	$-	-	$-	$465,700	$(1,022,984)	$(555,284)

Balances, December 31, 2021	34,639,920	$3,464	-	$-	-	$-	$1,534,474	$(1,105,518)	$432,420

Issuance of warrants in connection with debt	-	-	-	-	-	-	799,128	-	799,128

Stock based compensation	-	-	-	-	-	-	150,504	-	150,504

Issuances of shares for cash	-		-	-	-	-	150,000	-	150,000

Net loss	-	-	-	-	-	-	-	(973,460)	(973,460)

Balances, March 31, 2022	34,639,920	$3,464	-	$-	-	$-	$2,634,106	$(2,078,978)	$558,592

Stock based compensation	-	-	-	-	-	-	179,234	-	179,234

Elimination of Class A and Class B common stock for single class of common stock	(34,639,920)	(3,464)	-	-	34,639,920	3,464	-	-	-

Issuances of shares for services	-	-	-	-	500,000	50	499,950	-	500,000

Net loss	-	-	-	-	-	-	-	(1,701,330)	(1,701,330)

Balances, June 30, 2022	-	$-	-	$-	35,139,920	$3,514	$3,313,290	$(3,780,308)	$(463,504)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	For the six months ended
	June 30,
	2022	2021
Operating activities
Net loss	$(2,674,790)	$(7,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,320	-
Amortization of debt discount	428,142	-
Shares issued for services	500,000	-
Stock-based compensation	329,738	-
Changes in operating assets and liabilities:
Accounts receivable	(11,360)	(6,859)
Unbilled revenues	(87,105)	-
Inventory	(546,384)	-
Prepaid expenses and other current assets	(509,053)	-
Accounts payable	(86,402)	(28,224)
Accrued expenses	175,491	(163)
Customer deposits	1,114,154	-
Net cash used in operating activities	(1,337,249)	(42,961)

Investing activities
Net cash provided by investing activities	-	-

Financing activities
Proceeds from issuance of notes payable	1,350,000	-
Proceeds from issuance of common stock	150,000	-
Net cash provided by financing activities	1,500,000	-

Net increase (decrease) in cash	$162,751	$(42,961)
Cash - beginning of period	252,189	74,375
Cash - end of period	$414,940	$31,414

Cash paid for income taxes	$-	$-
Cash paid for interest	$32,141	$-

Supplemental schedule of non-cash investing and financing activities
Discount on note payable from issuance of warrants	$799,128	$-
Original issuance discount on note payable	$135,000	$-

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

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. At June 30, 2022, $97,171 of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

Accounts receivable consists of unpaid revenues. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. As of June 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $90,189, respectively.

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

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company accounts for revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of accounting in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the relative standalone selling price. Determining relative standalone selling price and identifying separate performance obligations require judgment. Contract modifications may occur in the performance of the Company’s contracts. Contracts may be modified to account for changes in the contract specifications, requirements or duration. If a contract modification results in the addition of performance obligations priced at a standalone selling price or if the post-modification services are distinct from the services provided prior to the modification, the modification is accounted for separately. If the modified services are not distinct, they are accounted for as part of the existing contract.

The Company’s revenues are derived from contracts for consulting and engineering, procurement and construction services (“EPC”). These contracts may have different terms based on the scope, performance obligations and complexity of the engagement, which may require us to make judgments and estimates in recognizing revenues.

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

The Company’s contracts for EPC services are typically less than a year in duration and require us to a) provide engineering services and b) obtain and install materials to agreed-upon specifications. The Company recognizes revenues as materials are transferred to the client and as performance obligations are satisfied.

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

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had no potential additional dilutive securities outstanding at June 30, 2022 except for the options and warrants detailed at Note 5.

Recently Issued Accounting Standards

During the period ended June 30, 2022, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

Executive Employment Agreements

On January 18, 2022, the Company entered into an employment agreement with Mr. Channing Chen, CFO, providing for an annual salary of $200,000 per year. As part of the agreement, the Company issued Mr. Chen 1,000,000 options exercisable at $0.96 per share for ten years. The options, valued at approximately $868,000, vest monthly over 36 months upon issuance.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT

Notes Payable

On May 29, 2020, Loyal received a $20,400 Economic Injury Disaster Loan through the Small Business Administration. The note bears interest at 3.75% until maturity in March 2050. The note requires $100 monthly payments beginning in May 2022 until maturity.

On January 11, 2022, the Company entered into a 10% note agreement with P&C Ventures, Inc. totaling $1,485,000, including an additional issuance discount of $135,000. The note requires quarterly interest payments with the principal due at maturity on January 11, 2023. In connection with the note agreement, the Company issued P&C Ventures, Inc., 2,700,000 warrants exercisable at $0.25 per share (Note 5). The warrants were fully vested at issuance and expire on July 11, 2023. The warrants, valued at approximately $1,958,000, represented approximately 59% of the total consideration received and resulted in an additional discount on the note totaling $799,128 pursuant to ASC 470-20-30. The discount is being amortized over the life of the note with a discount balance of $505,986 at June 30, 2022.

Line of Credit

On October 3, 2014, Loyal entered into a $30,000 line of credit agreement. The line of credit has no maturity with interest increasing from 8.00% at issuance to 34.00% for the period ended June 30, 2022. As of June 30, 2022, the outstanding principal and accrued interest totaled $40,930.

NOTE 5 – EQUITY

The total number of common stock authorized that may be issued by the Company is four hundred million (400,000,000) shares of common stock with a par value of one hundredth of one cent ($0.0001) per share.

The total number of preferred stock authorized that may be issued by the Company is fifty million (50,000,000) shares of preferred stock with a par value of one hundredth of one cent ($0.0001) per share.

At December 31, 2021, common stock authorized consisted of three hundred seventy-two million five hundred thousand (372,500,000) Class A shares with 1:1 voting rights and twenty-seven million five hundred thousand (27,500,000) Class B shares with 20:1 voting rights, and fifty million (50,000,000) shares of preferred stock with a par value of one hundredth of a cent ($0.0001) per share.

On April 5, 2022, the Company amended its Articles of Incorporation such that Class A or Class B common shares were eliminated and replaced by a single class of common stock with 1:1 voting rights.

At June 30, 2022, common stock authorized consisted of four hundred million (400,000,000) common shares with 1:1 voting rights and fifty million (50,000,000) shares of preferred stock with a par value of one hundredth of a cent ($0.0001) per share.

To the fullest extent permitted by the laws of the state of Nevada (currently set forth in NRS 78.195), as the same now exists or may hereafter be amended or supplemented, the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of capital stock of the corporation.

During January 2022, the Company received proceeds totaling $150,000 for 600,000 Class A shares issued in December 2021.

During May 2022, the Company issued 500,000 shares of common stock valued at $500,000 for services.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the period ended June 30, 2022, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; a risk-free interest rate of 0.70%, and volatility of 428% based on the historical volatility of the Company’s common stock, exercise price of $0.25, and terms of 18 months.

During January 2022, the Company issued 2,700,000 warrants valued at $1,958,000 as part of a note agreement (Note 4).

The following table presents the Company’s warrants as of June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2021	-	$-	-
Issued	2,700,000	$0.25	1.50
Exercised	-	$-	-
Warrants as of June 30, 2022	2,700,000	$0.25	1.03

At June 30, 2022, all of the Company’s outstanding warrants were vested.

Options

During the period ended June 30, 2022, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance, risk-free interest rates ranging from 1.65% to 2.54%, volatility ranging from 282% to 285% based on the historical volatility of the Company’s common stock, exercise prices ranging from $0.92 to $1.00, and terms of 5 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

During January 2022, the Company issued 1,000,000 options valued at $868,000 as part of an executive employment agreement (Note 3).

During February 2022, the Company issued 170,000 options valued at $156,110 as part of three non-executive employment agreements.

During March 2022, the Company issued 75,000 options valued at $84,609 as part of a non-executive employment agreement.

The following table presents the Company’s options as of June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2021	2,059,068	$0.52	5.13
Issued	1,245,000	$0.96	5.00
Forfeited	-	$-	-
Exercised	-	$-	-
Options as of June 30, 2022	3,304,068	$0.68	4.61

At June, 2022, options to purchase 588,931 shares of common stock were vested and options to purchase 2,715,137 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $1,714,651 as they vest.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONCENTRATIONS

The Company had the following revenue concentrations for the three and six months ended June 30, 2022 and 2021 and accounts receivable concentrations as of June 30, 2022 and December 31, 2021:

	Revenues		Revenues		Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Customer	2022	2021	2022	2021	2022	2021
Customer A	56%	*	43%	*	*	*
Customer B	37%	*	40%	*	14%	*
Customer C	*	*	*	83%	63%	69%
Customer D	*	100%	*	17%	*	*
Customer E					11%	12%
Customer F					*	19%

* = Less than 10%

NOTE 7 – RELATED PARTY TRANSACTIONS

Shareholder Advances and Payables

At June 30, 2022 and December 31, 2021, the Company had informal advances payable of $22,154, respectively, due to the Company’s President and CEO, Mr. Todd Michaels.

At June 30, 2022 and December 31, 2021, the Company had advances payable of $11,865, respectively, due to an individual who holds 3% of the Company’s Common Stock.

At June 30, 2022 and December 31, 2021, the Company had advances payable of $62,500 due to an individual who is the Company’s largest shareholder.

At June 30, 2022 and December 31, 2021, the Company had accounts payable of $120,000, respectively, due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder.

Michaels Consulting

As of June 30, 2022 and December 31, 2021, the Company had accounts payable due to Michaels Consulting totaling $344,000 and $364,000, respectively.

P&C Ventures, Inc.

Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an owner and officer of P&C Ventures, Inc. During January 2022, the Company entered into a note agreement with P&C Ventures, Inc. and issued warrants related to the note, as disclosed in Note 4.

NOTE 8 – SUBSEQUENT EVENTS

During July 2022, the Company issued 100,000 options valued at $109,805 as part of a non-executive employment agreement.

During July 2022, the Company issued a 10% secured promissory note in the amount of $50,000 to an accredited investor. The note requires quarterly interest payments with the principal due at maturity on January 29, 2024. In connection with the issuance of the Note, the Company also issued a warrant to the investor for the purchase of up to 50,000 shares of the Company’s common stock at a price of $1.00 per share. The warrants, valued at $72,936, were fully vested at issuance and expire on January 29, 2024.

On August 11, 2022, the Company issued a 10% secured promissory note in the amount of $150,000 to an accredited investor. The note requires quarterly interest payments with the principal due at maturity on February 11, 2024. In connection with the issuance of the Note, the Company also issued a warrant to the investor for the purchase of up to 150,000 shares of the Company’s common stock at a price of $1.00 per share. The warrants, valued at $214,354, were fully vested at issuance and expire on February 11, 2024.

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

Overview

Correlate Infrastructure Partners Inc. (OTCQB: CIPI), formerly Triccar Inc., together with its subsidiaries (collectively the “Company”, “Correlate”, “we”, “us” and “our”), is a technology-enabled clean energy optimization provider that offers a complete suite of proprietary clean energy assessment and deployment solutions for commercial and industrial (C&I) building and property owners in the United States. Through our true tech-enabled project development and financing platform, we provide portfolio energy optimization and clean energy solutions for sustainable profit growth in buildings nationwide and bring project financing where needed.

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

Recently Issued Accounting Pronouncements

During the six months ended June 30, 2022, and through August 12, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

At June 30, 2022, the Company had a cash balance of $414,940, as compared to a cash balance of $252,189 at December 31, 2021. The Company incurred negative cash flow from operations of $1,337,249 for the six months ended June 30, 2022, as compared to negative cash flow from operations of $42,961 in the prior year. The increase in negative cash flow from operations was primarily the result of increased compensation costs for additional employees beginning during the current period, added legal and professional fees primarily related to the Company’s growth, acquisition and capital raising plans, inventory purchases and prepaid expenses. Cash flows from financing activities during the six months ended June 30, 2022, totaled $1,500,000 and were the result of proceeds from a loan agreement (see Footnote 4) and $150,000 from the issuance of our common stock. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Loan Agreement

On January 11, 2022, the Company entered into a 10% note agreement with P&C Ventures, Inc. in the amount of $1,485,000, pursuant to which we received proceeds of $1,350,000. The note requires quarterly interest payments with the principal due at maturity on January 11, 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022 and 2021, the Company’s revenues totaled $236,690 and $1,584, respectively. The increase of $235,106, or 14,843%, was driven by the Company increasing operations during the current period coupled with the negative impacts of the COVID pandemic during the prior period. We anticipate the Company’s revenues in upcoming quarters to increase as revenues are recognized on projects in progress, including the $1,114,000 in customer deposits, and as we begin projects in our current pipeline.

Gross profit for the three months ended June 30, 2022, totaled $42,744 compared to a gross profit of $729 in the comparable prior year period. The $42,015 increase in gross profit was due to the Company’s increased operations and its growth plans. We anticipate future gross margins to increase from the current level as we commercialize new project sales opportunities, increase revenues, cover more fixed costs within cost of sales and expand our margins.

For the three months ended June 30, 2022, our operating expenses increased to $1,444,794 compared to $4,937 for the comparable period in 2021. The increase of $1,439,857, or 29,165%, was primarily driven by higher legal and professional fees and greater compensation expenses associated with added strategic management and staff commencing during the period ended June 30, 2022. The increased legal and professional fees were incurred primarily in connection with the Company’s acquisition and capital raising programs. Compensation expenses for the three months ended June 30, 2022 included approximately $327,000 and $179,000 in salaries and wages and the non-cash expenses from stock-based compensation, respectively, compared to no similar expenses in the comparable period in 2021. Additionally, the Company incurred non-cash operating expenses from depreciation and amortization and shares issued for services totaling $15,160 and $500,000, respectively, for the three months ended June 30, 2022 compared to no similar non-cash operating expenses during the three months ended June 30, 2021. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the three months ended June 30, 2022, Other Expenses totaled $299,280, compared to $-0- in the comparable period in 2021. This increase in Other Expenses was due to $37,623 in added interest expense and $261,657 in amortization of debt discount incurred during 2022. We anticipate our Other Expenses to increase as the Company incurs interest from debt and related financing costs to expand its operations.

The activities above resulted in a net loss of $1,701,330 for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

For the six months ended June 30, 2022 and 2021, the Company’s revenues totaled $305,098 and $9,235, respectively. The increase of $295,863, or 3,204%, was driven by the Company increasing operations during the current period coupled with the negative impacts of the COVID pandemic during the prior period. We anticipate the Company’s revenues in upcoming quarters to increase as revenues are recognized on projects in progress, including the $1,114,000 in customer deposits, and as we begin projects in our current pipeline.

Gross profit for the six months ended June 30, 2022, totaled $42,038 compared to a gross profit of $5,519 in the comparable prior year period. The $36,519 increase in gross profit was due to the Company’s increased operations and its growth plans. We anticipate future gross margins to increase from the current level as we commercialize new project sales opportunities, increase revenues, cover more fixed costs within cost of sales and expand our margins.

For the six months ended June 30, 2022, our operating expenses increased to $2,218,322 compared to $13,234 for the comparable period in 2021. The increase of $2,205,088, or 16,662%, was primarily driven by higher legal and professional fees and greater compensation expenses associated with added strategic management and staff commencing during the six months ended June 30, 2022. The increased legal and professional fees were incurred primarily in connection with the Company’s acquisition and capital raising programs. Compensation expenses for the six months ended June 30, 2022 included approximately $606,000 and $330,000 in salaries and wages and the non-cash expenses of stock-based compensation, respectively, compared to no similar expenses in the comparable period in 2021. Additionally, the Company incurred non-cash operating expenses from depreciation and amortization and shares issued for services totaling $30,320 and $500,000, respectively, for the six months ended June 30, 2022 compared to no similar non-cash operating expenses during the six months ended June 30, 2021. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the six months ended June 30, 2022, Other Expenses totaled $498,506, compared to $-0- in the comparable period in 2021. This increase in Other Expenses was due to $70,364 in added interest expense and $428,142 in amortization of debt discount incurred during 2022. We anticipate our Other Expenses to increase as the Company incurs interest from debt and related financing costs to expand its operations.

The activities above resulted in a net loss of $2,674,790 for the six months ended June 30, 2022.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2022, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2022, the Company issued an aggregate of 500,000 shares of its common stock (“Shares”) to a service provider for services to be rendered. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1 *	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2 *	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
101.ins	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 12, 2022	Correlate Infrastructure Partners Inc. (Registrant) /s/ Todd Michaels
Todd Michaels Chief Executive Officer (Principal Executive Officer)

Dated:	August 12, 2022	Correlate Infrastructure Partners Inc. (Registrant) /s/ Channing F. Chen
Channing F. Chen Chief Financial Officer (Principal Financial Officer)

