Form 10-Q
period 2022-09-30
Correlate Infrastructure Partners, Inc.
filed 2022-11-10
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.0001 per share, outstanding as of November 10, 2022 was 35,229,420.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

CORRELATE INFRASTRUCTURE PARTNERS INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Unaudited)

	September 30,	December 31,
	2022	2021

Assets
Current assets
Cash	$348,688	$252,189
Accounts receivable, net of allowance for doubtful accounts	423,835	40,807
Inventory	174,843	-
Prepaid expenses and other current assets	94,983	-
Total current assets	1,042,349	292,996

Property and equipment
Property and equipment	8,305	-
Accumulated depreciation	(400)	-
Total property and equipment	7,905	-

Other assets
Intangible assets - trademark/trade name	139,700	139,700
Intangible assets - customer relationships, net	198,730	233,800
Intangible assets - developed technology, net	17,340	27,750
Goodwill	762,851	762,851
Total other assets	1,118,621	1,164,101

Total assets	$2,168,875	$1,457,097

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$814,780	$819,413
Accrued expenses	1,101,497	58,345
Customer deposits	32,816	-
Shareholder advancesx	96,519	96,519
Line of credit	30,000	30,000
Notes payable, current portion, net of discounts	1,212,546	-
Total current liabilities	3,288,158	1,004,277

Notes payable, net of current portion and discounts	207,051	20,400

Total liabilities	3,495,209	1,024,677

Commitments and contingencies (Note 3)

Stockholders' equity (deficit)
Preferred stock $0.0001 par value; authorized 50,000,000 shares with -0- issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock- Class A $0.0001 par value; authorized 372,500,000 shares with -0- and 34,639,920 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	3,464
Common stock- Class B $0.0001 par value; authorized 27,500,000 shares with -0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock $0.0001 par value; authorized 400,000,000 shares with 35,139,920 and -0- shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,514	-
Additional paid-in capital	5,037,377	1,534,474
Accumulated deficit	(6,367,225)	(1,105,518)
Total stockholders' equity (deficit)	(1,326,334)	432,420

Total liabilities and stockholders' equity (deficit)	$2,168,875	$1,457,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$2,312,577	$15,291	$2,617,675	$24,526
Cost of revenues	2,169,138	13,370	2,432,198	17,086
Gross profit (loss)	143,439	1,921	185,477	7,440

Operating expenses
General and administrative	2,301,539	406	3,496,747	3,911
Insurance	1,487	-	4,879	-
Legal and professional	75,552	418	1,014,474	3,156
Travel	35,340	2,083	85,820	9,074
Depreciation and amortization	15,560	-	45,880	-
Total operating expenses	2,429,478	2,907	4,647,800	16,141

Loss from operations	(2,286,039)	(986)	(4,462,323)	(8,701)

Other income (expense)
Interest expense	(43,381)	-	(113,745)	-
Amortization of debt discount	(257,497)	-	(685,639)	-
Total other income (expense)	(300,878)	-	(799,384)	-

Net loss	$(2,586,917)	$(986)	$(5,261,707)	$(8,701)

Loss per share	$(0.07)	$(0.00)	$(0.15)	$(0.00)

Weighted average shares outstanding - basic	35,139,920	20,000,000	34,876,184	58,966,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Total

Balances, December 31, 2020	72,500,000	$7,250	27,500,000	$2,750	-	$-	$457,700	$(1,015,269)	$(547,569)

Net loss	-	-	-	-	-	-	-	(3,507)	(3,507)

Balances, March 31, 2021	72,500,000	$7,250	27,500,000	$2,750	-	$-	$457,700	$(1,018,776)	$(551,076)

Effect of pre-merger TCCR transactions	(52,500,000)	(5,250)	(27,500,000)	(2,750)	-	-	8,000	-	-

Net loss	-	-	-	-	-	-	-	(4,208)	(4,208)

Balances, June 30, 2021	20,000,000	$2,000	-	$-	-	$-	$465,700	$(1,022,984)	$(555,284)

Net loss	-	-	-	-	-	-	-	(986)	(986)

Balances, September 30, 2021	20,000,000	$2,000	-	$-	-	$-	$465,700	$(1,023,970)	$(556,270)

Balances, December 31, 2021	34,639,920	$3,464	-	$-	-	$-	$1,534,474	$(1,105,518)	$432,420

Issuance of warrants in connection with debt	-	-	-	-	-	-	799,128	-	799,128

Stock based compensation	-	-	-	-	-	-	150,504	-	150,504

Issuances of shares for cash	-	-	-	-	-	-	150,000	-	150,000

Net loss	-	-	-	-	-	-	-	(973,460)	(973,460)

Balances, March 31, 2022	34,639,920	$3,464	-	$-	-	$-	$2,634,106	$(2,078,978)	$558,592

Stock based compensation	-	-	-	-	-	-	179,234	-	179,234

Elimination of Class A and Class B common stock for single class of common stock	(34,639,920)	(3,464)	-	-	34,639,920	3,464	-	-	-

Issuances of shares for services	-	-	-	-	500,000	50	499,950	-	500,000

Net loss	-	-	-	-	-	-	-	(1,701,330)	(1,701,330)

Balances, June 30, 2022	-	$-	-	$-	35,139,920	$3,514	$3,313,290	$(3,780,308)	$(463,504)

Issuance of warrants in connection with debt	-	-	-	-	-	-	417,314	-	417,314

Stock based compensation	-	-	-	-	-	-	1,306,773	-	1,306,773

Net loss	-	-	-	-	-	-	-	(2,586,917)	(2,586,917)

Balances, September 30, 2022	-	$-	-	$-	35,139,920	$3,514	$5,037,377	$(6,367,225)	$(1,326,334)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	For the nine months ended
	September 30,
	2022	2021
Operating activities
Net loss	$(5,261,707)	$(8,701)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	45,880	-
Amortization of debt discount	685,639	-
Shares issued for services	500,000	-
Stock-based compensation	1,636,511	-
Changes in operating assets and liabilities:
Accounts receivable	(383,028)	(6,859)
Inventory	(174,843)	-
Prepaid expenses and other current assets	(94,983)	-
Accounts payable	(4,633)	(27,224)
Accrued expenses	1,043,152	(960)
Customer deposits	32,816	-
Net cash used in operating activities	(1,975,196)	(43,744)

Investing activities
Purchase of property and equipment	(8,305)	-
Net cash used in investing activities	(8,305)	-

Financing activities
Proceeds from issuance of notes payable	1,930,000	-
Proceeds from issuance of common stock	150,000	-
Net cash provided by financing activities	2,080,000	-

Net increase (decrease) in cash	$96,499	$(43,744)
Cash - beginning of period	252,189	74,375
Cash - end of period	$348,688	$30,631

Cash paid for income taxes	$-	$-
Cash paid for interest	$32,141	$-

Supplemental schedule of non-cash investing and financing activities
Discount on notes payable from issuance of warrants	$1,216,442	$-
Original issuance discount on note payable	$135,000	$-

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

Correlate Infrastructure Partners, Inc. is a tech-enabled development, finance, and fulfillment platform for distributed energy solutions across North America.  Our integrated solutions include solar, cogeneration, energy storage, electric vehicle infrastructure, and intelligent efficiency retrofits for community-scale applications. We reduce costs, improve comfort, and increase energy reliability for home, work, and commerce while eliminating the adoption barriers to net zero carbon goals.

Loyal was integrated into Correlate for its solar project development tools.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. At September 30, 2022, $65,497 of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

Accounts receivable consists of unpaid revenues. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. As of September 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $90,189, respectively.

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

The Company’s revenues are derived from contracts for engineering, procurement and construction services (“EPC”) and consulting. These contracts may have different terms based on the scope, performance obligations and complexity of the engagement, which may require us to make judgments and estimates in recognizing revenues.

The Company’s performance obligations are satisfied as work progresses or at a point in time (for defined milestones). The selection of the method to measure progress towards completion requires judgment and is based on the contract and the nature of the services to be provided.

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

The Company’s contracts for EPC services are typically less than a year in duration and require us to a) provide engineering services, b) obtain materials, and c) install materials to agreed-upon specifications. The Company recognizes revenues for engineering services as the services are provided. Revenues for materials are recognized as materials are transferred to the client. Installation results in enhancements to customer-controlled assets and therefore installation revenues are recognized over time utilizing the input method wherein revenues are recognized on the basis of efforts or inputs to the satisfaction of the performance obligation.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the balance sheets approximates fair value.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonable estimated.

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

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company had no potential additional dilutive securities outstanding at September 30, 2022 except for the options and warrants detailed at Note 5.

Recently Issued Accounting Standards

During the period ended September 30, 2022, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

Executive Employment Agreements

On January 18, 2022, the Company entered into an employment agreement with Mr. Channing Chen, CFO, providing for an annual salary of $200,000 per year. As part of the agreement, the Company issued Mr. Chen 1,000,000 options exercisable at $0.96 per share for ten years. The options, valued at approximately $868,000, vest monthly over 36 months from issuance.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT

Notes Payable

On May 29, 2020, Loyal received a $20,400 Economic Injury Disaster Loan through the Small Business Administration. The note bears interest at 3.75% until maturity in March 2050. The note requires $100 monthly payments beginning in May 2022 until maturity.

On January 11, 2022, the Company entered into a 10% note agreement with P&C Ventures, Inc. totaling $1,485,000, including an original issuance discount of $135,000. The note requires quarterly interest payments with the principal due at maturity on January 11, 2023. In connection with the note agreement, the Company issued P&C Ventures, Inc., 2,700,000 warrants exercisable at $0.25 per share (Note 5). The warrants were fully vested at issuance and expire on July 11, 2023. The warrants, valued at approximately $1,958,000, represented approximately 59% of the total consideration received and resulted in an additional discount on the note totaling $799,128 pursuant to FASB ASC 470-20-30, Debt. The discount is being amortized over the life of the note with a discount balance of $272,454 at September 30, 2022.

From July 29, 2022 to September 29, 2022, the Company entered into eight 10% note agreements totaling $580,000. The notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuance. In connection with the note agreement, the Company issued a total of 580,000 warrants exercisable at $1.00 per share (Note 5). The warrants were fully vested at issuance and expire from January 29, 2024 to September 29, 2024. The warrants, valued at approximately $842,000, represented approximately 59% of the total consideration received and resulted in an additional discount on the notes totaling $417,314 pursuant to FASB ASC 470-20-30, Debt. The discount is being amortized over the life of the notes with a discount balance of $393,349 at September 30, 2022.

Line of Credit

On October 3, 2014, Loyal entered into a $30,000 line of credit agreement. The line of credit has no maturity with interest increasing from 8.00% at issuance to 34.00% for the period ended September 30, 2022. As of September 30, 2022, the outstanding principal and accrued interest totaled $41,530.

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

On April 5, 2022, the Company amended its Articles of Incorporation such that Class A and Class B common shares were eliminated and replaced by a single class of common stock with 1:1 voting rights.

At September 30, 2022, common stock authorized consisted of four hundred million (400,000,000) common shares with 1:1 voting rights and fifty million (50,000,000) shares of preferred stock with a par value of one hundredth of a cent ($0.0001) per share.

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

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the period ended September 30, 2022, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 0.70% to 4.16%, volatility ranging from 378% to 428% based on the historical volatility of the Company’s common stock, exercise prices ranging from $0.25 to $1.00, and terms of 18 to 24 months.

During January 2022, the Company issued 2,700,000 warrants valued at approximately $1,958,000 as part of a note agreement (Note 4).

From July 29, 2022 to September 29, 2022, the Company issued 580,000 warrants valued at approximately $842,000 as part of note agreements (Note 4).

The following table presents the Company’s warrants as of September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2021	-	$-	-
Issued	3,280,000	0.38	1.55
Exercised	-	-	-
Warrants as of September 30, 2022	3,280,000	$0.38	0.95

At September 30, 2022, all of the Company’s outstanding warrants were vested.

Options

During the period ended September 30, 2022, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance, risk-free interest rates ranging from 1.65% to 3.87%, volatility ranging from 282% to 330% based on the historical volatility of the Company’s common stock, exercise prices ranging from $0.92 to $1.55, and terms ranging from 3 to 5 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

During January 2022, the Company issued 1,000,000 options valued at approximately $868,000 as part of an executive employment agreement (Note 3). The options vest monthly over 36 months from issuance.

From February to July 2022, the Company issued 345,000 options valued at approximately $351,000 as part of five non-executive employment agreements. The options vest monthly over 24 months from issuance.

From May to September 2022, the Company issued 30,000 options valued at approximately $38,000 as part of three consulting agreements. The options vest monthly over 36 months from issuance.

During August 2022, the Company issued 750,000 options valued at approximately $1,123,000 as part of compensation to three directors (Note 7). The options vested immediately upon issuance.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s options as of September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2021	2,059,068	$0.52	5.13
Issued	2,125,000	1.16	4.97
Forfeited	-	-	-
Exercised	-	-	-
Options as of September 30, 2022	4,184,068	$0.85	4.45

At September, 2022, options to purchase 1,621,350 shares of common stock were vested and options to purchase 2,562,718 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $1,680,658 as they vest.

NOTE 6 – CONCENTRATIONS

The Company had the following revenue concentrations for the three and nine months ended September 30, 2022 and 2021 and accounts receivable concentrations as of September 30, 2022 and December 31, 2021:

	Revenues		Revenues		Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Customer	2022	2021	2022	2021	2022	2021
Customer A	41%	*	42%	*	*	*
Customer B	39%	*	39%	*	56%	*
Customer C	14%	*	12%	*	24%	*
Customer D	*	100%	*	69%	*	*
Customer E	*	*	*	31%	*	69%
Customer F	*	*	*	*	16%	*
Customer F	*	*	*	*	*	19%
Customer F	*	*	*	*	*	12%

* = Less than 10%

NOTE 7 – RELATED PARTY TRANSACTIONS

Shareholder Advances and Payables

At September 30, 2022 and December 31, 2021, the Company had informal advances payable of $22,154, respectively, due to the Company’s President and CEO, Mr. Todd Michaels.

At September 30, 2022 and December 31, 2021, the Company had advances payable of $11,865, respectively, due to an individual who holds 3% of the Company’s Common Stock.

At September 30, 2022 and December 31, 2021, the Company had advances payable of $62,500, respectively due to an individual who is the Company’s largest shareholder.

At September 30, 2022 and December 31, 2021, the Company had accounts payable of $120,000, respectively, due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder.

Michaels Consulting

As of September 30, 2022 and December 31, 2021, the Company had accounts payable due to Michaels Consulting totaling $344,000 and $364,000, respectively.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

P&C Ventures, Inc.

Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an owner and officer of P&C Ventures, Inc. During January 2022, the Company entered into a note agreement with P&C Ventures, Inc. and issued warrants related to the note, as disclosed in Note 4.

Director Options

During August 2022, the Company’s directors, Robert Powell, Cory Hunt, and Matthew Flemming, each received 250,000 options valued at approximately $374,000 (Note 5). The options vested immediately upon issuance.

Accrued Bonus

At September 30, 2022, the Company accrued bonus compensation for its CEO and CFO of approximately $112,500 and $85,151, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Options

During October 2022, the Company issued 100,000 options valued at $168,678 as part of a non-executive employment agreement.

Asset Purchase Agreement

During October 2022, the Company entered into an Asset Purchase Agreement whereby the Company acquired the rights to solar projects from a third party. As consideration, the Company agreed to pay the third party 25% of the developer fees received for each of the projects that are developed and issued the third party 75,000 warrants. The warrants, valued at $238,765, vested immediately and are exercisable for three years at an exercise price of $1.59 per share.

Securities Purchase Agreement

During November 2022, the Company entered into a securities purchase agreement with a third party Investor whereby the Company may issue up to five notes in the aggregate principal amount of $1,100,000. Each note shall have a face amount of $220,000, including an original issuance discount of $20,000, a guaranteed interest rate of 7%, and ten installments of $23,540 every 30 days commencing 90 days from the issuance date until maturity 12 months after issuance. The guaranteed interest shall be added to the principal balance immediately on the issuance date. Each note shall be issued with commitment shares, returnable shares, and detachable warrants.

On the closing date of the first note, the Company shall issue the Investor a total of 9,500 commitment shares as additional consideration for the purchase of the note (the “First Closing Commitment Shares”). The value of each of the Commitment Shares shall be equal to the closing price of the Company’s Common Stock on the Closing Date. At each subsequent closing, the Company will issue the Buyer that number of commitment shares equal in monetary value to the value of the First Closing Commitment Shares on the first closing date.

On the closing date of the first note, the Company shall issue the Investor a total of 80,000 restricted shares of common stock as returnable shares (the “First Closing Returnable Shares”). The shares shall be returned to the Company by the Investor if no event of default occurs under the note. At each subsequent closing, the Company will issue the Investor that number of returnable shares equal in monetary value to the value of the First Closing Returnable Shares on the first closing date.

On the closing date of each note, the Company shall issue the Investor warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 per share. The warrants shall vest immediately and be exercisable for two years from the issuance date.

Any time following an Event of Default, the Investor shall have the right to convert the note into common stock of the Company. The conversion price shall be fixed at $1.00 per share. However, if the Company’s common stock has a closing price below $1.00 for at least 5 consecutive trading days, then the fixed conversion price shall be adjusted to $0.50 per share and the Investor may convert any amounts due under the note into the lower of the $0.50 fixed conversion price or 70% of the lowest daily VWAP of the Company’s common stock for the 20 trading days immediately preceding the delivery of a conversion notice.

On November 7, 2022, the Company and the Investor closed on the first of the notes under the Securities Purchase Agreement and issued a note payable in the amount of $220,000. The note included an original issuance discount of $20,000, a guaranteed interest rate of 7%, and ten installments of $23,540 every 30 days commencing 90 days from the issuance date until maturity on November 7, 2023. In connection with the note, the Company issued the investor 9,500 shares of common stock valued at $11,875 for the First Closing Commitment Shares, 80,000 restricted shares of common stock for the First Closing Returnable Shares, and warrants to purchase 150,000 shares of common stock valued at $186,151.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contain forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

Overview

Correlate Infrastructure Partners Inc. (OTCQB: CIPI), formerly Triccar Inc., together with its subsidiaries (collectively the “Company”, “Correlate”, “we”, “us” and “our”), is a tech-enabled development, finance, and fulfillment platform for distributed energy solutions across North America.  Our integrated solutions include solar, cogeneration, energy storage, electric vehicle infrastructure, and intelligent efficiency retrofits for community-scale applications. We reduce costs, improve comfort, and increase energy reliability for home, work, and commerce while eliminating the adoption barriers to net zero carbon goals.

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

Recently Issued Accounting Pronouncements

During the nine months ended September 30, 2022, and through November 10, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

At September 30, 2022, the Company had a cash balance of $348,688, as compared to a cash balance of $252,189 at December 31, 2021. The Company incurred negative cash flow from operations of $1,975,196 for the nine months ended September 30, 2022, as compared to negative cash flow from operations of $43,744 in the prior year. The increase in negative cash flow from operations was primarily the result of increased compensation costs for additional employees beginning during the current period, added legal and professional fees primarily related to the Company’s growth, acquisition and capital raising plans, inventory purchases and prepaid expenses. Cash flows from financing activities during the nine months ended September 30, 2022, totaled $2,080,000 and were the result of $1,930,000 in proceeds from loan agreements (see Footnote 4) and $150,000 from the issuance of our common stock (see Footnote 5). Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022 and 2021, the Company’s revenues totaled $2,312,577 and $15,291, respectively. The increase of $2,297,286, or 15,024%, was driven by the Company increasing operations during the current period coupled with the negative impacts of the COVID pandemic during the prior period. We anticipate the Company’s revenues in upcoming quarters to continue to increase as revenues are recognized from projects in progress.

Gross profit for the three months ended September 30, 2022, totaled $143,439 compared to a gross profit of $1,921 in the comparable prior year period. The $141,518 increase in gross profit was due to the Company’s increased operations, growth plans, and efforts to optimize project installation and equipment costs. We anticipate future gross margins to increase from the current level as we commercialize new project opportunities and cover more fixed costs within cost of sales and expand our margins.

For the three months ended September 30, 2022, our operating expenses increased to $2,429,478 compared to $2,907 for the comparable period in 2021. The increase of $2,426,571, or 83,473%, was primarily driven by higher legal and professional fees and greater compensation expenses associated with added strategic management and staff commencing during the period ended September 30, 2022. The increased legal and professional fees were incurred primarily in connection with the Company’s acquisition and capital raising programs. Compensation expenses for the three months ended September 30, 2022 included approximately $363,000, $372,000, and $1,307,000 in salaries and wages, bonuses, and the non-cash expenses of stock-based compensation, respectively, compared to $-0- in the prior period. Of the stock-based compensation, approximately $1,123,000 was from options issued to the Company’s directors. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the three months ended September 30, 2022, other expenses totaled $300,878, compared to $-0- in the comparable period in 2021. This increase in other expenses was due to $43,381 in added interest expense and $257,497 in amortization of debt discount incurred during 2022. We anticipate our other expenses to increase as the Company incurs interest from debt and related financing costs to expand its operations.

The activities above resulted in a net loss of $2,586,917 for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021

For the nine months ended September 30, 2022 and 2021, the Company’s revenues totaled $2,617,675 and $24,526, respectively. The increase of $2,593,149, or 10,573%, was driven by the Company increasing operations during the current period coupled with the negative impacts of the COVID pandemic during the prior period. We anticipate the Company’s revenues in upcoming quarters to continue to increase as revenues are recognized on projects in progress.

Gross profit for the nine months ended September 30, 2022, totaled $185,477 compared to a gross profit of $7,440 in the comparable prior year period. The $178,037 increase in gross profit was due to the Company’s increased operations, growth plans and efforts to optimize project installation and equipment costs. We anticipate future gross margins to increase from the current level as we commercialize new project opportunities, increase revenues, cover more fixed costs within cost of sales and expand our margins.

For the nine months ended September 30, 2022, our operating expenses increased to $4,647,800 compared to $16,141 for the comparable period in 2021. The increase of $4,631,659, or 28,695%, was primarily driven by higher legal and professional fees and greater compensation expenses associated with added strategic management and staff commencing during the period ended September 30, 2022. The increased legal and professional fees were incurred primarily in connection with the Company’s acquisition and capital raising programs. Compensation expenses for the nine months ended September 30, 2022 included approximately $969,000, $372,000, and $1,637,000 in salaries and wages, bonuses, and the non-cash expenses of stock-based compensation, respectively, compared to $-0- in the prior period. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the nine months ended September 30, 2022, other expenses totaled $799,384, compared to $-0- in the comparable period in 2021. This increase in other expenses was due to $685,639 in amortization of debt discounts and $113,745 in added interest expense incurred during 2022. We anticipate our other expenses to increase as the Company incurs interest from debt and related financing costs to expand its operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2022, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During November 2022, the Company entered into a securities purchase agreement with a third party Investor whereby the Company may issue up to five notes in the aggregate principal amount of $1,100,000. Each note shall have a face amount of $220,000, including an original issuance discount of $20,000, a guaranteed interest rate of 7%, and ten installments of $23,540 every 30 days commencing 90 days from the issuance date until maturity 12 months after issuance. The guaranteed interest shall be added to the principal balance immediately on the issuance date. Each note shall be issued with commitment shares, returnable shares, and detachable warrants.

On the closing date of the first note, the Company shall issue the Investor a total of 9,500 commitment shares as additional consideration for the purchase of the note (the “First Closing Commitment Shares”). The value of each of the Commitment Shares shall be equal to the closing price of the Company’s Common Stock on the Closing Date. At each subsequent closing, the Company will issue the Buyer that number of commitment shares equal in monetary value to the value of the First Closing Commitment Shares on the first closing date.

On the closing date of the first note, the Company shall issue the Investor a total of 80,000 restricted shares of common stock as returnable shares (the “First Closing Returnable Shares”). The shares shall be returned to the Company by the Investor if no event of default occurs under the note. At each subsequent closing, the Company will issue the Investor that number of returnable shares equal in monetary value to the value of the First Closing Returnable Shares on the first closing date.

On the closing date of each note, the Company shall issue the Investor warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 per share. The warrants shall vest immediately and be exercisable for two years from the issuance date.

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

Dated: November 10, 2022	Correlate Infrastructure Partners Inc. (Registrant) /s/ Todd Michaels
Todd Michaels Chief Executive Officer (Principal Executive Officer)
Dated: November 10, 2022	Correlate Infrastructure Partners Inc. (Registrant) /s/ Channing F. Chen
Channing F. Chen Chief Financial Officer (Principal Financial Officer)

