Form 10-K
period 2022-12-31
Correlate Infrastructure Partners, Inc.
filed 2023-03-31
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2022 was $14,668,272.

The number of shares of the registrant’s common stock outstanding as of March 31, 2023 was 35,333,526.

Documents Incorporated by

Reference None

CORRELATE INFRASTRUCTURE PARTNERS INC.

i

PART I

Forward Looking Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward- looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward- looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, , technological change, dependence on key personnel, availability of key component parts, vendors, contractors, product liability, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements.

Our periodic reports, proxy statements and Reports on Form 8-K are not currently on our website, however, our reports are available on the SEC’s EDGAR system and may be viewed at http://www.sec.gov.

Item 1. Business

Our Business

Correlate Infrastructure Partners Inc., together with its subsidiaries (collectively the “Company”, “Correlate”, “we”, “us” and “our”), is a technology-enabled vertically integrated sales, development, and fulfillment platform focused on distributed clean and resilient energy solutions North America.

We focus on real estate assets that have a complex energy profile, but do not have the resources of time, expertise, or capital available to invest in technology and sustainable infrastructure upgrades that will improve the net operating income (NOI) and resiliency of those properties. Complexities can stem from building and property owners having a large portfolio of sites in different locations, or a single location that has a variety of different business processes, operations, and equipment that require a wide skillset of expertise to continually optimize (such as achieving the ISO 50001 standard).

We provide property owners and REITs access to a multitude of energy experts and solutions via a lean software-driven process, with end-to-end engineering, finance, project management, and fulfillment services for all major facility energy improvements. Through our proven processes, we manage client opportunities with the correct experts, solutions, and execution resources across their entire portfolio to help our clients achieve their sustainability mandates, ensure facility uptime, and/or improve bottom line operating margins. The Company leverages on-demand and in-house experts with leading-edge, proven technology to turn our clients drive for a competitive edge into a comprehensive energy optimization and management program. Each custom program can significantly lower our client’s energy usage, costs, and carbon footprint, thereby improving NOI and providing our clients more flexibility to focus and invest in other areas of their businesses.

The Company is also involved in the development of microgrid infrastructure opportunities in areas that cannot be properly served by centralized electrical infrastructure. These reasons include a lack of grid capacity or transmission infrastructure, lack of funding available for new buildouts, or long lead times for electricity to be delivered by the utilities. Microgrids are emerging as a flexible approach to deploying distributed energy resources that can meet the electricity needs of existing communities and new developments without necessarily being connected to the power grid.

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

We believe that building and property owners will choose our services for actionable, cashflow-positive / NOI improving energy programs. Furthermore, states are setting renewable portfolio standards and goals, in addition to the critical and significant underlying carbon reduction mandates taking effect in the US and beyond. Finally, with environmental, social, and governance (ESG) mandates increasingly becoming a priority for businesses, we believe that we are well-positioned to be one of the premier net-zero carbon, smart building platform sources in the United States.

Market Opportunity

Solar deployment in the US, relative to other energy sources, has reached a tipping point, where in 2022 solar PV accounted for over 50% of new generating capacity brought online.  Yet market penetration still remains below 5%. We believe that a software-centered, asset-light development and financing business model that is focused on continuous design and process improvement will allow solar to achieve large-scale adoption.

The Energy Information Administration (EIA) estimates that there are 6 million commercial buildings in the US. This sector is the largest single consumer of energy in the country – using over $2 trillion of energy each year. The EIA and DOE estimate that up to 30%, or approximately $600 billion, is wasted through inefficiencies, representing 15% of greenhouse gas emissions, according to industry experts. According to the U.S. Green Building Council, as of 2022, only 100,000 buildings in the country have a Leadership in Energy and Environmental Design (LEED) certification, a global rating system that acts as a framework to guide energy efficiency, among others. While energy upgrades have real, tangible results, this reveals that a majority of buildings still lack energy programs. According to the US Department of Energy (DOE), some of the primary barriers that prevent businesses from adopting energy measures include lack of funding, perceived insufficient return of investment, lack of the ability to investigate and implement projects, and lack of general knowledge and technical expertise to implement and maintain such projects. Despite the hesitancy of building and property owners to investigate and implement such projects, we believe that opportunities for improved energy efficiency, lower costs, and lower carbon emissions are enormous, and there are favorable market conditions that point towards market opportunities for us to significantly grow our business. For instance, rapid technological advancements and decreasing costs have driven renewable energy as the second-most widespread electricity source in the country. The US Energy Information Administration (EIA) reports that renewable energy reached a record high of 14% of total energy consumption in 2022 (latest data available). Among renewable energy sources, solar power has become the most predominant, with solar power capacity growing from just 0.34 GW in 2008 to approximately 142.3 GW in 2022, per Solar Energy Industries Association (SEIA). When it comes to commercial building retrofits, the Rocky Mountain Institute estimates that portfolio energy optimization is a $290 billion market in the US, driving deep financial savings and energy efficiency across the commercial sector.

At the same time, the US is powering itself with clean, renewable energy to strategically phase out carbon pollution by 2050. The US government has recently outlined long-term goals to cut emissions by 50% to 52% by 2030 based on 2005 levels and accomplishing a net zero economy by 2050. States and local governments are also taking action to phase out carbon pollution. There are 38 states and the District of Columbia that have renewable portfolio standards (RPS) and in 12 of those states (plus DC), the requirement is for 100% clean energy by 2050 or earlier. More than 2,000 businesses and financial institutions have partnered with the Science Based Targets initiative (SBTi) to reduce their emissions in line with climate science; meanwhile, over 400 corporations worldwide are working with RE100, a corporate initiative of businesses committed to 100% renewable energy. With massive market demand for carbon reduction and energy optimization, we believe that our scalable offerings are well- positioned to meet these goals.

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

We use software to bring together energy project development, institutional project financing, and certified installers into a process that is standardized with strong quality, investment grade controls. This ‘market-making’ model allows us to optimize and keep fixed costs low which, in turn, leads to high scalability and improved pricing for consumers while preserving financial returns to project investors and lenders. We do not need to subsidize the marketplace as there are already large pools of installers who need more consistent, quality work.

Our Proprietary Customer Acquisition Tool

We use our proprietary customer acquisition processes and online project development platform to generate a regular flow of qualified energy project opportunities. Expensive customer acquisition is one of the major barriers to entry in the distributed energy industry which we believe our process addresses and helps to sustain profitability and standardization. We aggregate the project data entered by regional energy professionals and connect the projects to our approved centralized engineers and analysts to finalize the design and explore financing options for the site, thereby reducing customer development costs and increasing close rates. By leveraging a collaborative marketplace model, we are also able to provide clients with additional energy services and additional sources of revenue for the Company.

An Integrated Platform for Deploying Commercial Energy Solutions at Scale

Our platform was created by a team of clean energy pioneers. The innovative platform, tools, and business model were developed as a result of the team's average 20+ years of experience with energy customers and countless "voice of the customer" research engagements. The service was officially created after the results of a business model innovation project at SunEdison made it clear that any strategic energy plan requires end users to have the resources to create, implement, and manage an ongoing plan, regardless of the magnitude of the economic opportunity. These insights — combined with additional research efforts conducted by California investor-owned utilities for their energy efficiency business plans, from DNV GL, and other entities — informed the need for a platform to connect on-demand energy managers with end users of energy and develop a streamlined software workflow process based on the ISO 50001 framework for Strategic Energy Management (aka Energy Management System).

Our management team has conducted over 100 structured interviews with energy product/service providers to understand the challenges they are facing with the commercialization, deployment, and financing of their products and services. Our research was focused on gaining insights into six key areas: priority initiatives, success factors, perceived barriers, decision criteria, buying influencers, and resources that buyers trust. We have used the results of our research to create three target buyer profiles and have been designing and adjusting our go-to market, product, and pricing strategies around the target buyer’s specific needs. We believe that we have either significantly mitigated or removed risks for customers to highly prioritize and execute on their sustainability initiatives based on direct customer feedback. Contracts, pricing, and payment programs have also been created based on this feedback.

Technology Capabilities

The Company leverages a cloud-based, energy project platform designed to streamline, accelerate, and scale retrofit projects in commercial and industrial buildings. The platform uses advanced energy retrofit simulation and algorithms to manage the entire energy retrofit cycle: origination, building energy performance assessment, project development, project financing, implementation oversight, and ongoing monitoring. This technology stack typically reduces project transaction costs and execution timeline by a factor of five, and thus, is particularly well-suited for medium-sized commercial buildings.

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

-

Financing and Performance Assurance – We have developed a network of financing partners to cater to most financing needs of retrofit projects (PPA, PACE, ESA, fixed payments as a service and loans). Based on contract type, additional performance assurance plans are available from third-parties;

-	Measurement and Verification (M&V) – We provide M&V tools to automatically determine the baseline and run the monthly performance to forecast;
-	Ongoing Monitoring and Maintenance – We conduct continuous, ongoing monitoring and maintenance of all building retrofit projects.

Business Model

The majority of our revenues are generated by leveraging third party origination programs using the Company’s platform and in-house end-to-end development and fulfilment resources. Referral only organizations will be paid a commission for each transaction that we install and complete. Upon a customer’s acceptance of our recommended solution and funding package, we generate all of the required contracts through our system, where clients sign digitally, and any deposit or milestone payment can be collected online or via wire. We generate revenue through the following models:

Revenue Stream	Pricing
Project Development and Sale	15-45% Gross Margin
Project Energy Services (Own/Operate)	Recurring Contracted cash flows
Future Revenue (e.g. Grid Services)	TBD

Acquisition and Growth Strategy

The Company actively seeks to acquire private companies that can complement its business model, grow pipeline, bring critical execution capabilities, and contribute to EBITDA. Potential acquisition targets will include specialized software companies that help further scale aspects of project development, financing, supply chain management, and unique regional fulfillment needs.

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

The industry has moved past the supply chain constraints, increased shipping costs, and rising commodity prices experienced during the Covid-19 pandemic (2020-2021). Furthermore, in 2022 the Inflation Reduction Act of 2022 was signed into Law, providing increased federal tax incentives for renewable energy projects.

Many cities, states, and utilities in the US are setting ambitious clean energy goals, increasing renewable portfolio standards, and enacting energy storage procurement mandates. Furthermore, more than 4,500 businesses and financial institutions worldwide are working with the Science Based Targets initiative (SBTi) to reduce their emissions in line with climate science.

Renewable Energy Consumption in the US 2020-2050 (US Energy Information Administration)

Renewable energy growth is poised to accelerate in 2023 and beyond, as concern for climate change and support for environmental, sustainability, and governance (ESG) considerations grow, along with accelerated demand for cleaner energy sources from most market segments. At the same time, federal and state mandates are helping spur activity in the renewable sector that will likely drive further growth. By 2025, the EIA projects that approximately 15.21 quadrillion Btu of renewable energy are expected to be consumed in the US. And by 2050, this could reach 21.51 quadrillion Btu, almost doubling the estimated renewable energy consumed in 2020.

Solar is the Fastest Growing Generation Resource

Solar power is more affordable, accessible, and prevalent in the US than ever before. From just 0.34 gigawatts (GW) in 2008, solar power capacity has grown to an estimated 142.3 (GW) today, as per the SEIA. This is enough to power the equivalent of 25 million average American homes. To add, over 3.4% of US electricity comes from solar energy in the form of solar photovoltaics (PV) and concentrating solar-thermal power (CSP). Since 2014, the average cost of solar PV panels has dropped nearly 70% and markets for solar energy are maturing rapidly around the US since solar electricity is now economically competitive with conventional energy sources in most states.

It is estimated that solar PV panels on just 22,000 square miles of the nation’s total land area – about the size of Lake Michigan – could supply enough electricity to power the entire country. Solar panels can also be installed on rooftops with essentially no land use impacts, and it is projected that more than 1 in 7 homes will have a rooftop solar PV system by 2030. The EIA, in a December 2021 report, said it projects the US will add about 78 GW of new electricity generation capacity in 2022 through year-end 2023. The agency said 62% of that total, or about 49 GW, will come from large-scale solar power and energy storage projects. This means 2023 could well see the industry growing solar-plus-storage buildouts, exploring floating solar PV modules, and expanding community solar projects to new markets. Pairing storage with solar offers cost synergies, operational efficiencies, and the opportunity to reduce storage capital costs with the solar investment tax credit.

Moreover, the solar market is a proven incubator for job growth throughout the nation. Further data from DOE shows that solar jobs in the US have increased 167% over the past decade, which is 5 times faster than the overall job growth rate in the US economy. There are more than 255,000 solar workers in the US in fields spanning manufacturing, installation, project development, trade, distribution, and more.

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

Further data from EIA shows that while large buildings (greater than 100,000 square feet, such as high-rise office buildings) represent just 2% of US commercial buildings, they represent nearly 35% of the US commercial building stock floor area, and they are more likely to have smart building technology components such as distributed energy resources. Small and medium buildings (100,000 square feet or smaller) represent nearly 98% of US commercial buildings and typically lack smart building technologies. This shows that a majority of commercial buildings still lack energy projects, and therefore represent a large market opportunity for the Company. Particularly, the portfolio energy optimization market, according to Rocky Mountain Institute, is a $290 billion opportunity in the US.

Buildings Sector: A Snapshot

Expected Growth in Corporate Investments

Environmental, social, and governance (ESG) has emerged as a major influence on corporate policies and practices as businesses and investors are increasingly called upon to address topics such as sustainability and environmental equity, among others. As a result, many large companies are pledging to utilize renewable energy. Climate change is having a major effect on the ways businesses plan, assess risk, and deploy resources, and investors are now asking how businesses are reducing their carbon footprint. These initiatives are fueling the dramatic growth of renewable energy, especially investment in solar power. As a result, total corporate spending for solar projects, including venture capital funding and debt financing, reached $24.1 billion in 2022 according to Mercom Capital.

Furthermore, a 2022 survey completed by Net Zero Tracker found that more than a third of publicly-traded companies have net zero targets, up from only one-fifth in 2020. This trend is only expected to grow, as net-zero initiatives become more critical to an organization’s longevity. Energy cost savings, increasing energy security, and customer attraction / retention are the biggest drivers of investment.

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

Clean Energy Commitments and Initiatives

In 2022, more than 4,500 businesses and financial institutions (including American Express, Owens Corning, Molson Coors, BNSF Railway, etc.) are working with the Science Based Targets initiative (SBTi) to reduce their emissions in line with climate science. Additionally, 60% of Fortune 500 companies (2020) have set a climate or energy-related commitment. This represents a 12% increase from 2017. While renewable generation is an essential strategy for these companies to meet their climate and sustainability promises, energy efficiency solutions are expected to be the single largest strategy to reduce their emissions and carbon footprint, as per EIA.

Also, as of March 2022, approximately 400 corporations worldwide have joined RE100 and have made a commitment to go 100% renewable. According to RE100, if the current roster of RE100 members were a country, they would be the 21st largest electricity consumer in the world – bigger than South Africa. In December of 2021, President Biden signed an Executive Order that directed the Federal Government to use its scale and procurement power to achieve 100% carbon pollution-free electricity by 2023 with half to be locally supplied clean energy, 100% zero-emission vehicle acquisitions by 2035, net-zero emissions from Federal procurement, net-zero emissions building portfolio by 2045, and net-zero emissions from overall Federal operations by 2050 including a 65% emissions reduction by 2030.

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

According to the Solar Energy Industries Association (SEIA), commercial solar panel systems cost an average of $1.45 per watt as of Q3 2022. For example, a factory with a system size of 350 kW would cost around $507,500. Limited access to commercial financing has long been recognized by experts to be one of the major barriers to implementing energy efficiency projects. Competing for financing with other core business investment projects, energy efficiency projects often rank low on the priority lists of high-level private sector managers or investors. Higher construction costs also make financial institutions more likely to perceive renewables as risky, lending money at higher rates, and making it harder for utilities or developers to justify the investment. Funding can be difficult to secure and as a result can deter building owners, however, the Company has the ability to provide financing options for 100% of the project costs with no out-of-pocket cost to building owners leveraging experience from the solar industry where power purchase agreements (PPAs) have helped drive the rapid adoption of commercial solar since 2005.

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

States’ Renewable Portfolio Standards and Goals

As of the end of 2021, 31 states and the District of Columbia had established renewable portfolio standards (RPS) or renewable goals, and in 12 of those states (and the District of Columbia), the requirement is for 100% clean electricity by 2050 or earlier. Designed to increase the use of renewable energy sources for electricity generations, state RPS programs vary widely in terms of program structure, enforcement mechanisms, size, and application. According to EIA, states have generally met their interim RPS targets in recent years, with only a few exceptions reflecting unique, state-specific policy designs. Roughly half of all growth in US renewable electricity generation and capacity since 2000 is associated with state RPS requirements. Nationally, the role of RPS policies represented about 23% of all US renewable electricity capacity additions in 2019. Within particular regions – especially the Northeast – RPS policies continue to serve a central role in motivating growth in renewable electricity generation.

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

•

Corporate procurement of renewable energy is a major potential driver for renewable energy development in the Northeast region, as it is across the country. Many large companies have the interest and ability to develop projects themselves, directly finance or invest in construction of new renewable capacity, or enter into long-term PPAs with new suppliers. These companies are motivated by corporate social responsibility commitments, the demands of their customers, and, increasingly, energy cost savings. In the Northeast, these companies can take advantage of currently high renewable energy credit (REC) prices by “arbitraging” the RECs from the projects – that is, selling the RECs from the Northeast project into local compliance markets and then purchasing cheaper RECs from outside the region. Depending on the price differential between the sold and replacement RECs, this can substantially lower the cost of renewable energy for these companies, while producing primary- tier local supply in the Northeast.

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

Commitment to Environmental, Social and Governance Leadership

We believe that leadership in environment, social and governance (“ESG”) issues is central to our mission of creating a clean electrification ecosystem and driving the clean energy transition of our customers across the United States. We have taken and plan to continue to take steps to address the environmental and social risks and opportunities of our operations, services and products. As our ESG efforts progress, we plan to report how we oversee and manage ESG factors and evaluate our ESG objectives by using industry- specific frameworks such as the Sustainability Accounting Standards Board (“SASB”) and elements of the United Nations Sustainable Development Goals (“UN SDGs”). We plan to organize our ESG initiatives into three pillars, which, in turn, will contain focus areas for our attention and action:

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

To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility directly to us and/or our customers. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre- approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

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

Human Capital Resources

As of December 31, 2022, we had nine employees, all of whom were full-time employees. As of December 31, 2022, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are good. We also rely on independent contractors for ongoing project work and job specific tasks. At December 31, 2022, we had two full time equivalent independent contractors engaged with us on various projects.

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

We have incurred losses from operations during each of the last two years, which as of December 31, 2022, accumulated to $5,792,407, including an operating loss of $5,717,158 and $75,249 for the years ended December 31, 2022 and 2021, respectively. We may continue to incur operating losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, make significant investments to drive future growth in our business and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to sustain profitability depends on a number of factors, including but not limited to:

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

There have also been periods of industry-wide shortages of key components, including solar panels, in times of industry disruption. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is frequently experiencing significant disruption and, as a result, shortages of key components, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us and our supply of such components may be reduced as a result. Delays would push out project completion dates in our timelines.

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

We have in the past, and in the future we may, acquire companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisitions, and any acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;
•	difficulty in effectively integrating the acquired technologies or products with our current technologies;
•	difficulty in maintaining controls, procedures and policies during the transition and integration;
•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;
•	inability to retain key technical and managerial personnel of the acquired business;
•	inability to retain key customers, vendors, and other business partners of the acquired business;
•	inability to achieve the financial and strategic goals for the acquired and combined businesses;
•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
•	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement, and other legal and financial liabilities, among other things;
•	potential inability to assert that internal controls over financial reporting is effective; and
•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

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

A key component of our growth strategy is to develop or expand our relationships with third parties. The majority of our revenues are expected to be generated by third party sales teams using the Company’s platform. Sales only organizations or Energy Solution Providers (ESP’s) will be paid a commission for each transaction that is installed and completed. Additionally, the installation of our projects will be completed by third-party contractors. Negotiating relationships with our third-party sales partners, training such third- parties and contractors and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. This would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.

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

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect these fluctuations to continue. However, given that we are operating in a rapidly changing industry, those fluctuations may be masked by our recent growth rates and thus may not be readily apparent from our historical results of operations. As such, our past quarterly results of operations may not be good indicators of likely future performance. In addition to the other risks described in this “Risk Factors” section, as well as the factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the following factors, among others, could cause our results of operations and key performance indicators to fluctuate:

•	the expiration, reduction or initiation of any governmental tax rebates, tax exemptions, or incentive;
•	changes in financial markets, which could restrict our ability to access available and cost-effective financing sources;
•	seasonal, environmental or weather conditions that impact sales, energy production, and system installation;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	announcements by us or our competitors of new products or services, significant acquisitions, strategic partnerships or joint ventures;
•	capital-raising activities or commitments;
•	changes in our pricing policies or terms or those of our competitors, including utilities;
•	changes in regulatory policy related to solar energy generation;
•	delayed approval of interconnection applications by utility companies
•	the loss of one or more key partners or the failure of key partners to perform as anticipated;
•	actual or anticipated developments in our competitors’ businesses or the competitive landscape;
•	actual or anticipated changes in our growth rate; and
•	general economic, industry and market conditions, including as a result of the COVID-19 pandemic.

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

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non- affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, and (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year and the market value of our common stock held by non- affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible and make our common stock less attractive to potential investors.

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

As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for the year ended December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

Our management has developed a remediation plan which we have begun and will continue to implement. These remediation measures are ongoing and include: hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate, however we may encounter problems or delays in completing the remediation of the material weaknesses. In connection with the material weaknesses identified in our internal control over financial reporting we determined that our internal control over financial reporting is not effective and were not effective as of December 31, 2022.

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

Each of the states where we currently serve customers has adopted a net energy metering policy. Net energy metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net energy metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation. Each of the states where we currently serve customers has adopted a net energy metering policy. In addition to net metering policies, certain of our primary markets, including Massachusetts, New Jersey and Maryland have adopted programs specifically aimed at providing renewable energy benefits to specific customers, such as community solar and low- and moderate-income customers. Many of these programs are set-up with a finite capacity of MW installed. Historically, regulators in our primary markets have continuously rolled out new incentive programs as the caps on existing programs begin to fill to promote continued investment in renewables in order to meet the goals set forth in their Renewable Portfolio Standards, however the continuous roll-out of such programs is not guaranteed.

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

Our PPAs are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non- tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives, and whether third-party owned systems are eligible for net energy metering and the associated cost savings. Reductions in, or eliminations of, this treatment of these third-party arrangements could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

We rely on copyright, trade secret and other protections to secure our intellectual property rights. Although we may incur substantial costs in protecting our technology, we cannot be certain that we have adequately protected or will be able to adequately protect it, that our competitors will not be able to utilize our existing technology or develop similar technology independently or that foreign intellectual property laws will adequately protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our consent. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. In the future, some of our products could be alleged to infringe existing patents or other intellectual property of third parties, and we cannot be certain that we will prevail in any intellectual property dispute. In addition, any future litigation required to enforce our patents, to protect our trade secrets or know- how or to defend us or indemnify others against claimed infringement of the rights of third parties could harm our business, financial condition, and results of operations.

We use open source software, which may require that we release the source code of certain software subject to open source licenses or subject us to possible litigation or other actions that could adversely affect our business.

We utilize software that is licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software but not in a manner that we believe requires the release of the source code of our proprietary software to the public. However, our use of open source software may entail greater risks than use of third-party commercial software. Open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open-source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time.

We may also face claims alleging noncompliance with open-source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for open-source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the use of these solutions if re-engineering cannot be accomplished on a timely basis. Although we monitor our use of open-source software to avoid subjecting our offerings to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use our proprietary software. We cannot guarantee that we have incorporated or will incorporate open-source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

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

Our common stock is traded on the OTCQB Venture Market (herein “OTC Market”), an inter-dealer automated quotation system for equity securities. According to OTC Markets, during the thirty days preceding filing of this report, the average daily trading volume of our common stock was approximately 1,100 shares traded per day, on average, and currently is thinly traded. As of March 31, 2023, we had 1022 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

Our Officers, Directors and ten percent or greater shareholders are collectively the owners of approximately 52.4% of the outstanding shares of our common stock as of the date of this report. As long as our Officers, Directors and ten percent or greater shareholders collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our Officers, Directors and ten percent or greater shareholders. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our Officers, Directors and ten percent or greater shareholders have significant influence over our company, the price of our common stock could be materially depressed. The Officers, Directors and ten percent or greater shareholders will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of Directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

The trading price of our common stock has been and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

•	our developing business;
•	relatively low price per share;
•	relatively low public float;
•	variations in quarterly operating results;
•	changes in our cash flow from operations or earnings estimates;
•	general market trends and economic conditions in the industries in which we do business;
•	Domestic and international economic, legal and regulatory factors unrelated to our performance;
•	the number of holders of our common stock; and
•	the interest of securities dealers in maintaining a market for our common stock.

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

Item 2. Description of Properties.

Our principal executive offices are located at 220 Travis Street, Suite 501, Shreveport, Louisiana 71101, which we rent on a month-to- month basis. We believe that our offices are sufficient for our current operations.

Item 3. Legal Proceedings

There are no material legal proceedings currently pending or, to our knowledge, threatened against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Price and Dividend Information

Our common stock is quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “CIPI”. The following table sets forth the high and low closing prices for our common stock as reported.

Quarterly Price Ranges

	Common Stock
Quarter Ended	High	Low
March 31, 2022	$1.75	$0.75
June 30, 2022	$1.50	$1.05
September 30, 2022	$1.65	$1.25
December 31, 2022	$1.69	$1.06
March 31, 2021	$0.85	$0.25
June 30, 2021	$0.75	$0.07
September 30, 2021	$1.00	$0.30
December 31, 2021	$1.78	$0.32

As of March 29, 2023, the closing sales price of our common stock on the OTCQB was $0.825. As of March 31, 2023, there were approximately 1022 stockholders of record of our common stock.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Form 10-K.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward- looking statements.

Overview

Correlate Infrastructure Partners Inc. (OTCQB: CIPI), formerly Triccar Inc., through its main operating subsidiary, Correlate Inc., offers a complete suite of proprietary clean energy assessment and fulfilment solutions for the commercial real estate industry. The Company believes scaling distributed clean energy solutions is critical in mitigating the effects of climate change. We believe that we are at the forefront in creating an industry-leading energy solution and financing platform for the commercial and industrial sector. The Company sees tremendous market opportunity in reducing site-specific energy consumption and deploying clean energy generation and energy efficiency solutions at scale.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2022, and through March 31, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company accounts for revenue in accordance with FASB ASC 606, “Revenue from Contracts with Customers”.

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

Derivative Financial Instruments

FASB ASC Topic 820, “Fair Value Measurement” requires bifurcation of certain embedded derivative instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s notes payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative.

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

Share-Based Payment

All share-based payments to employees, directors and contractors, including grants of stock options, restricted shares or warrants, are recognized in the statement of operations based on their fair values at the time of grant in accordance with ASC Topic 718, “Compensation - Stock Compensation”. During the periods ended December 31, 2022 and 2021, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

Liquidity and Capital Resources

At December 31, 2022, the Company had cash of $96,308, contract assets of $684,185, and prepaid expenses and other assets of $395,953 which equal total current assets of $1,176,446. The Company incurred negative cash flows from operations of $(2,756,076) for the year ended December 31, 2022 compared to $(39,645) for the year ended December 31, 2021. The increase in negative cash flows were primarily driven by increases in payroll and related expenses as well as legal and professional fees, both of which were incurred in preparation for the Company’s planned operational expansion. The Company incurred negative cash flows from investing activities of $(4,805) during 2022, all of which related to the purchase of property and equipment, compared to cash provided from investing activities of $217,459 during 2021, all of which related to cash received in merger and acquisition. The Company had net cash provided by financing activities totaling $2,605,000 during 2022 compared to $-0- in 2021. The increase during 2022 related to $2,455,000 in proceeds from notes payable and $150,000 in proceeds from the sale of common stock.

Our ability to successfully execute our business plan is contingent upon us obtaining additional financing and/or upon realizing revenues sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through revenues, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

The Company expects to raise significant debt or equity capital in order to fund expanding operations in the near future.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

For the years ended December 31, 2022 and 2021, the Company’s revenue was $3,403,648 and $98,446, respectively. The increase of $3,305,202, or 3,357%, was driven primarily by the expansion of operations during the current period coupled with the negative impacts of the COVID pandemic during the prior period. We anticipate the Company’s revenues in upcoming quarters to continue to increase as revenues are recognized from projects in progress and in the pipeline.

Gross profit for the year ended December 31, 2022, totaled $207,682 compared to a gross profit of $9,695 for the year ended December 31, 2021. The $197,987 increase in gross profit was due to the Company’s increased operations, growth plans and efforts to optimize project installation and equipment costs. We anticipate future gross margins to increase from the current level as we commercialize new project opportunities, increase revenues, cover more fixed costs within cost of sales and expand our margins.

For the year ended December 31, 2022, our operating expenses increased to $5,924,840 compared to $84,944 for 2021. The increase of $5,839,896, or 6,875%, was primarily driven by higher legal and professional fees and greater compensation expenses associated with added strategic management and staff commencing and accelerating throughout 2022. The increased legal and professional fees were incurred primarily in connection with the Company’s acquisition and capital raising programs. Compensation expenses for the year ended December 31, 2022 included approximately $1,393,000, $293,000, and $1,983,000 in salaries and wages, bonuses, and the non-cash expenses of stock-based compensation, respectively, compared to $-0- in the prior period. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance offset by added contribution margins from anticipated revenue growth.

For the year ended December 31, 2022, other expenses totaled $1,445,750, compared to $15,000 in 2021. The change in other expenses during 2022 was due to interest expenses of $198,845, amortization of debt discounts of $1,019,319, financing costs of $368,118, and a gain on the change in fair value of the derivative liability of $140,532, Comparatively, during 2021 the Company had interest expenses totaling $15,000. We anticipate our other expenses to remain elevated as the Company incurs interest from debt and related financing costs to expand its operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2022 and 2021 and the report of Turner, Stone & Company, L.L.P. ("Turner"), our independent registered public accounting firm, are set forth on the of this Annual Report referenced below. The PCAOB ID for Turner, Stone & Company, L.L.P. is #76.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Correlate Infrastructure Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Correlate Infrastructure Partners Inc. as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Correlate Infrastructure Partners Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has not generated positive cash flows which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Correlate Infrastructure Partners Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Correlate Infrastructure Partners Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole8, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets

Critical Audit Matter Description

The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual asset basis, which the Company believes is the lowest level for which there are identifiable cash flows.  The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.  The Company performed a full quantitative impairment assessment as of December 31, 2022, for all intangible assets.  When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the asset level from continuing use through the remainder of the asset’s estimated useful life.  If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value.  The Company applies significant judgment in estimating the fair value of its intangible assets, based on expected revenues, industry and business growth and expected residual cash flows at net present value.  When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value.

We identified the impairment of long-lived assets as a critical audit matter because of the significant judgment required by management to determine estimated expected revenues, growth and discounted cash flows.  This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s model which included projected revenues based on forecasted growth rates and discounted cash flow analysis included the following, among others:

-

We evaluated management’s ability to forecast future cash flows by evaluating management’s 2023 forecast of estimated future cash flows (“forecast”) assumptions including, but not limited to, the forecasted performance driven by expected industry growth, existing sales orders and expected operating costs.

-	We reviewed the completeness and accuracy of the underlying data used in management’s forecast.

-	We tested the underlying source information where available and mathematical accuracy of the calculations.

/s/ Turner, Stone & Company, L.L.P.

We have served as Correlate Infrastructure Partners Inc.’s auditor since 2006.

Dallas, Texas

March 31, 2023

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31,	December 31,
	2022	2021

Assets
Current assets
Cash	$96,308	$252,189
Accounts receivable, net of allowance for doubtful accounts	-	40,807
Contract assets	684,185	-
Prepaid expenses and other current assets	395,953	-
Total current assets	1,176,446	292,996

Property and equipment
Property and equipment, net	4,004	-
Total property and equipment	4,004	-

Other assets
Intangible assets - trademark/trade name	-	139,700
Intangible assets - customer relationships, net	187,040	233,800
Intangible assets - developed technology, net	13,870	27,750
Intangible assets - development rights, net	112,744	-
Goodwill	762,851	762,851
Total other assets	1,076,505	1,164,101

Total assets	$2,256,955	$1,457,097

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$1,069,743	$819,413
Accrued expenses	1,285,898	58,345
Shareholder advances	96,519	96,519
Line of credit	30,000	30,000
Notes payable, current portion, net of discount	1,513,546	-
Derivative liability	722,328	-
Total current liabilities	4,718,034	1,004,277

Notes payable, net of current portion and discount	344,595	20,400

Total liabilities	5,062,629	1,024,677

Commitments and contingencies (Note 3)

Stockholders' equity (deficit)
Preferred stock $.0001 par value; authorized 50,000,000 shares with -0- issued and outstanding at December 31, 2022 and 2021	-	-
Common stock- Class A $.0001 par value; authorized 372,500,000 shares with -0- and 34,639,920 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	3,464
Common stock- Class B $.0001 par value; authorized 27,500,000 shares with -0- shares issued and outstanding at December 31, 2022 and 2021	-	-
Common stock $0.0001 par value; authorized 400,000,000 shares with 35,323,626 and -0- shares issued and outstanding at December 31, 2022 and 2021, respectively	3,532	-
Additional paid-in capital	5,459,220	1,534,474
Accumulated deficit	(8,268,426)	(1,105,518)
Total stockholders' equity (deficit)	(2,805,674)	432,420

Total liabilities and stockholders' equity (deficit)	$2,256,955	$1,457,097

The accompanying notes are an integral part of these consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the years ended
	December 31,
	2022	2021

Revenues	$3,403,648	$98,446
Cost of revenues	3,195,966	88,751
Gross profit	207,682	9,695

Operating expenses
General and administrative	4,426,738	15,309
Insurance	6,959	1,014
Legal and professional	1,131,127	48,314
Travel	113,884	12,656
Bad debt	38,352	7,651
Depreciation and amortization	68,080	-
Impairment of intangible asset	139,700	-
Total operating expenses	5,924,840	84,944

Loss from operations	(5,717,158)	(75,249)

Other expense
Interest expense	(198,845)	(15,000)
Amortization of debt discount	(1,019,319)	-
Financing costs	(368,118)	-
Change in fair value of derivative liability	140,532	-
Total other expense	(1,445,750)	(15,000)

Net loss	$(7,162,908)	$(90,249)

Loss per share	$(0.20)	$(0.00)

Weighted average shares outstanding - basic and diluted	34,958,482	49,703,889

The accompanying notes are an integral part of these consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	72,500,000	$7,250	27,500,000	$2,750	-	$-	$457,700	$(1,015,269)	$(547,569)

Effect of pre-merger TCCR transactions	(46,500,000)	(4,650)	(27,500,000)	(2,750)	-	-	7,400	-	-

Effect of pre-merger Correlate transactions	-	-	-	-	-	-	175,000	-	175,000

Effect of Correlate merger	6,300,000	630	-	-	-	-	(205,168)	-	(204,538)

Effect of acquisition	2,339,920	234	-	-	-	-	1,099,542	-	1,099,776

Net loss	-	-	-	-	-	-	-	(90,249)	(90,249)

Balances, December 31, 2021	34,639,920	$3,464	-	$-	-	$-	$1,534,474	$(1,105,518)	$432,420

Elimination of Class A and Class B common stock for single class of common stock	(34,639,920)	(3,464)	-	-	34,639,920	3,464	-	-	-

Issuances of shares for cash	-	-	-	-	-	-	150,000	-	150,000

Issuances of shares for services	-	-	-	-	500,000	50	499,950	-	500,000

Issuances of shares for financing costs	-	-	-	-	23,706	2	30,256	-	30,258

Issuances of returnable shares	-	-	-	-	160,000	16	(16)	-	-

Issuances of warrants in connection with debt	-	-	-	-	-	-	1,142,378	-	1,142,378

Issuances of warrants for acquisition of intangibles	-	-	-	-	-	-	119,383	-	119,383

Stock based compensation	-	-	-	-	-	-	1,982,795	-	1,982,795

Net loss	-	-	-	-	-	-	-	(7,162,908)	(7,162,908)

Balances, December 31, 2022	-	$-	-	$-	35,323,626	$3,532	$5,459,220	$(8,268,426)	$(2,805,674)

The accompanying notes are an integral part of these consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the years ended
	December 31,
	2022	2021
Operating activities
Net loss	$(7,162,908)	$(90,249)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	68,080	-
Bad debt expense	38,352	7,651
Impairment of intangible asset	139,700	-
Amortization of debt discount	1,019,319	-
Shares issued for services	500,000	-
Stock-based compensation	1,982,795	-
Shares issued for financing costs	368,118	-
Change in fair value of derivative liability	(140,532)	-
Operating expenses paid by shareholder	-	35,000
Changes in operating assets and liabilities:
Accounts receivable	2,455	(31,279)
Contract assets	(684,185)
Prepaid expenses and other current assets	(395,953)
Accounts payable	250,330	58,891
Accrued expenses	1,258,353	(19,659)
Net cash used in operating activities	(2,756,076)	(39,645)

Investing activities
Purchase of property and equipment	(4,805)	-
Cash received from merger and acquisition	-	217,459
Net cash (used in) provided by investing activities	(4,805)	217,459

Financing activities
Proceeds from issuance of notes payable	2,455,000	-
Proceeds from issuance of common stock	150,000	-
Net cash provided by financing activities	2,605,000	-

Net (decrease) increase in cash	$(155,881)	$177,814
Cash - beginning of year	252,189	74,375
Cash - end of year	$96,308	$252,189

Cash paid for income taxes	$-	$-
Cash paid for interest	$74,515	$-

Supplemental schedule of non-cash investing and financing activities
Discount on notes payable from issuance of warrants	$1,142,378	$-
Discount on notes payable from derivative liability	$525,000	$-
Original issuance discount on notes payable	$175,000	$-
Warrants issued for intangible assets	$119,383	$-
Guaranteed interest on note payable	$30,800	$-
Returnable shares issued in connection with notes payable	$16	$-
Common shares issued for conversion of SAFE investments	$-	$175,000
Assets and liabilities from merger	$-	$418,442
Assets and liabilities from acquisition	$-	$1,183,588

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Name Change

Effective April 11, 2022, Triccar, Inc. (“TCCR”) changed its name to Correlate Infrastructure Partners Inc. (“CIPI” or the “Company”) to better reflect its operations.

Correlate Exchange Agreement

On December 28, 2021 (“Correlate Closing Date”) Triccar Inc., a Nevada corporation, entered into an Agreement and Plan of Share Exchange dated as of such date (the “Correlate Exchange Agreement”) with Correlate, Inc. (“Correlate”), a Delaware corporation, and all of the shareholders of Correlate. Pursuant to the Exchange Agreement, TCCR acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Correlate from the shareholders pursuant to which Correlate became a wholly owned subsidiary of TCCR. In accordance with the terms of the Correlate Exchange Agreement, and in connection with the completion of the acquisition, on the Correlate Closing Date TCCR issued 6,300,000 shares of its Class A Common Stock to the Correlate Shareholders.

As a result of former management of Correlate assuming the key management positions of TCCR, and due to the relative size of Correlate being significantly larger than TCCR, for financial statement reporting purposes, the asset acquisition has been treated as a reverse acquisition with Correlate deemed the accounting acquirer and TCCR deemed the accounting acquiree under the acquisition method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-55, “Business Combinations”. The reverse acquisition is deemed a capital transaction and the net assets of Correlate (the accounting acquirer) are carried forward to TCCR (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of TCCR and the assets and liabilities of Correlate which are recorded at their historical cost. The equity of the Company is the historical equity of Correlate.

Loyal Exchange Agreement

On December 28, 2021 (“Loyal Closing Date”) the Company entered into an Agreement and Plan of Share Exchange dated as of such date (the “Loyal Exchange Agreement”) with Loyal Enterprises LLC dba Solar Site Design (“Loyal”), a Tennessee corporation, and all of the members of Loyal. Pursuant to the Loyal Exchange Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding member units of Loyal from the members pursuant to which Loyal became a wholly owned subsidiary of the Company. In accordance with the terms of the Loyal Exchange Agreement, and in connection with the completion of the acquisition, on the Closing Date the Company issued 2,200,000 shares of its Class A Common Stock to Loyal’s members.

In connection with the Loyal Exchange Agreement, the Company issued 139,920 shares of its Class A Common Stock to a third party holding a Loyal convertible note payable. The issuance of shares were accounted for as part of the Loyal Exchange Agreement.

Nature of the Business

The accompanying consolidated financial statements include the accounts of the Company, and its subsidiaries Correlate, Inc. (“Correlate”), a Delaware corporation, and Loyal Enterprises LLC dba Solar Site Design (“Loyal”), a Tennessee limited liability company.

Correlate is a portfolio-scale development and finance platform offering commercial and industrial facilities access to clean electrification solutions focused on locally-sited solar, energy storage, EV infrastructure, and intelligent efficiency measures. Its unique data-driven approach is powered by proprietary analytics and concierge subscription services.

Loyal provided consulting services on acquisitions and project development tools to customers in the commercial solar industry. Effective November 2022, all of Loyal’s assets and operations were transferred to Correlate and Loyal was dissolved.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include aggressive marketing, acquisitions, and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with acquisitions and additional financing as necessary will result in improved operations and cash flow in 2023 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. At December 31, 2022, none of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. During the years ended December 31, 2022 and 2021, the Company recorded bad debt expenses totaling $38,352 and $7,651, respectively. As of December 31, 2022 and 2021, the Company’s allowance for doubtful accounts was $90,189, respectively.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As described in Note 1, Loyal assets and operations were transferred to Correlate in November 2022 and Loyal was dissolved. Management determined the trademark/trade name intangible asset acquired in the Loyal Exchange Agreement (Note 9) was impaired and recorded an impairment expense of $139,700.

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

Revenue Recognition

The Company accounts for revenue in accordance with FASB ASC 606, “Revenue from Contracts with Customers.”

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

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the accompanying consolidated balance sheets approximates fair value.

Fair Value Measurement

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but Generally Accepted Accounting Principles in the United States (“GAAP”) provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our consolidated balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company’s consolidated balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2022 or 2021. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the year ended December 31, 2022:

Balance - December 31, 2021	$-
Additions	862,860
Change in fair value	(140,532)
Balance - December 31, 2022	$722,328

On November 7, 2022 and December 21, 2022, the Company issued note payable agreements which contain default provisions that result in a conversion feature meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, the warrant issuances subsequent to November 7, 2022 resulted in derivative liabilities.

At December 31, 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $1.06; risk-free interest rates ranging from 4.41% to 4.73%; expected volatility of the Company’s common stock ranging from 164% to 379%; exercise prices of $1.00; and terms from one to two years.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonable estimated.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Loss Per Share

FASB ASC Topic 260, “Earnings Per Share”, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

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

The Company had potential additional dilutive securities outstanding at December 31, 2022 and 2021 as follows.

	December 31,	December 31,
	2022	2021
Options	5,284,068	3,059,068
Warrants	3,780,000	-
Notes payable	440,000	-
	9,504,068	3,059,068

Recently Issued Accounting Standards

During the years ended December 31, 2022 and 2021, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure or adjustment consideration (see Note 10).

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 28, 2021, the Company entered into an employment agreement with Mr. Jason Loyet, Director of Commercial Solar, providing for an annual salary of $150,000 per year. As part of the agreement, the Company issued Mr. Loyet 1,000,000 options exercisable at $0.52 per share for ten years. The options, valued at approximately $469,000 on the issuance date, vest monthly over 36 months beginning one month from issuance.

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

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Correlate had approximately $175,000 of SAFE obligations outstanding as of January 1, 2021, with valuation caps ranging from $3,000,000 and $6,000,000.

On December 23, 2021, in connection with the Correlate Exchange Agreement (Note 1) Correlate and the holders of the SAFE agreements converted the SAFE agreements under the liquidity event terms of the SAFE agreements through the issuance of 329,183 shares of Correlate’s common stock.

A summary of Correlate’s SAFE Investments are as follows:

Holder	Date	Balance at 12/23/2021	Valuation Cap	Conversion Rate	Conversion Shares
Holder A (Note 7)	1/15/2015	$50,000	$3,000,000	$0.4177	119,703
Holder A (Note 7)	5/20/2016	50,000	$3,000,000	$0.4177	119,703
Holder B	3/16/2018	75,000	$6,000,000	$0.8354	89,777
		$175,000			329,183

Notes Payable

On May 29, 2020, Loyal received a $20,400 Economic Injury Disaster Loan through the Small Business Administration. The note bears interest at 3.75% until maturity in March 2050. The note requires $100 monthly payments beginning in May 2022 until maturity.

On January 11, 2022, the Company entered into a 10% note agreement with P&C Ventures, Inc. totaling $1,485,000, including an original issuance discount of $135,000. The note requires quarterly interest payments with the principal due at maturity on January 11, 2023. In connection with the note agreement, the Company issued P&C Ventures, Inc., 2,700,000 warrants exercisable at $0.25 per share (Note 5). The warrants were fully vested at issuance and expire on July 11, 2023. The warrants, valued at approximately $1,958,000, represented approximately 59% of the total consideration received and resulted in an additional discount on the note totaling $799,128 pursuant to ASC 470-20-30, “Debt”.

From July 29, 2022 to September 29, 2022, the Company entered into eight 10% note agreements totaling $580,000. The notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuance. In connection with the note agreements, the Company issued a total of 580,000 warrants exercisable at $1.00 per share (Note 5). The warrants were fully vested at issuance and expire from January 29, 2024 to September 29, 2024. The warrants, valued at approximately $842,000, represented approximately 59% of the total consideration received and resulted in an additional discount on the notes totaling $343,250 pursuant to ASC 470-20-30. Included in the note agreements is a note with the wife of the Company’s CEO, as further detailed in Note 7.

On November 7, 2022 and December 21, 2022, the Company entered into two 7% note agreements totaling $440,000, including $400,000 in cash proceeds and $40,000 original issuance discount. Additionally, $15,400 in guaranteed interest was added to the principal balance at issuance. The notes, which have identical terms, each require ten monthly payments of $23,540 beginning 90 days from the issuance date with the final payment due at maturity twelve months from issuance. The note agreements contained a default provision meeting the definition of a derivative liability which had valuations totaling $355,860 at issuance. In connection with the note agreements, the Company issued a total of 300,000 warrants exercisable at $1.00 per share (Note 5). The warrants were fully vested at issuance and expire from November 7, 2024 to December 21, 2024. At issuance, the warrants, valued at $343,909, were recorded as derivative liabilities pursuant to the Company’s contract ordering policy. In total, the derivative liabilities associated with the two notes totaled $699,769 at issuance and resulted in additional debt discounts totaling $400,000. Further, the Company issued a total of 23,706 shares of common stock with a total value of $30,256 for financing costs and a total of 160,000 shares of common stock for returnable commitment shares.

From November 9, 2022 to November 15, 2022, the Company entered into two 10% note agreements totaling $125,000. The notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuance. In connection with the note agreements, the Company issued a total of 125,000 warrants exercisable at $1.00 per share (Note 5). The warrants were fully vested at issuance and expire from January 29, 2024 to November 15, 2024. At issuance, the warrants, valued at $163,091, were recorded as derivative liabilities pursuant to the Company’s contract ordering policy and resulted in additional debt discounts totaling $125,000. Included in the note agreements is a note with the Company’s largest shareholder, as further detailed in Note 7.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s notes payable at December 31, 2022:

			Balances - At Issuance		Balances - 12/31/2022
Origination	Maturity	Interest Rate	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
1/11/2022	1/11/2023	10%	1,350,000	934,128	1,485,000	38,922
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	21,424
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	66,185
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	22,133
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	35,643
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	23,274
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	23,274
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	24,422
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	49,866
11/7/2022	11/7/2023	7%	200,000	220,000	235,400	192,499
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	22,917
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	91,667
12/21/2022	12/21/2023	7%	200,000	220,000	235,400	210,833
			$2,475,400	$1,842,378	$2,681,200	$823,059

Line of Credit

On October 3, 2014, the Company entered into a $30,000 line of credit agreement with a former member of Loyal. The line of credit has no maturity with interest at 8.00%. As of December 31, 2022 and 2021, the outstanding principal and accrued interest totaled $42,130 and $39,730, respectively.

Future Maturities

The table below summarizes future maturities of the Company’s debt as of December 31, 2022:

December 31,	Amount
2023	$1,985,800
2024	705,000
2025	-
2026	-
2027	-
Thereafter	20,400
2,711,200
Less - Discounts	(823,059)
$1,888,141

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

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 5, 2022, the Company amended its Articles of Incorporation such that Class A or Class B common shares were eliminated and replaced by a single class of common stock with 1:1 voting rights.

At December 31, 2022, common stock authorized consisted of four hundred million (400,000,000) common shares with 1:1 voting rights and fifty million (50,000,000) shares of preferred stock with a par value of one hundredth of a cent ($0.0001) per share.

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

During November 2022, the Company issued 9,500 shares of common stock valued at $15,199 for financing costs and 80,000 shares of common stock for returnable commitment shares in connection with a note payable (Note 4).

During December 2022, the Company issued 14,206 shares of common stock valued at $15,057 for financing costs and 80,000 shares of common stock for returnable commitment shares in connection with a note payable (Note 4).

Warrants

During the year ended December 31, 2022, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 0.70% to 4.72%, volatility ranging from 326% to 428% based on the historical volatility of the Company’s common stock, exercise prices ranging from $0.25 to $1.59, and terms of 18 to 36 months.

During January 2022, the Company issued 2,700,000 warrants valued at approximately $1,958,000 as part of a note agreement (Note 4).

From July 29, 2022 to November 15, 2022, the Company issued warrants to purchase 705,000 shares of common stock valued at approximately $1,005,000 as part of note agreements (Note 4). Included in these warrants is a warrant to purchase 25,000 shares of common stock which was issued to the Company’s largest shareholder and a warrant to purchase 50,000 shares of common stock which was issued to the wife of the Company’s CEO, as further detailed in Note 7.

From November 7, 2022 to December 21, 2022, the Company issued warrants to purchase 300,000 shares of common stock valued at approximately $344,000 as part of note agreements (Note 4).

During October 2022, the Company entered into an Asset Purchase Agreement whereby the Company acquired the rights to solar projects from a third party. As consideration, the Company agreed to pay the third party 25% of the developer fees received for each of the projects that are developed and issued the third party 75,000 warrants. The warrants, valued at $119,383, vested immediately and are exercisable for three years at an exercise price of $1.59 per share.

The table below summarizes the Company’s warrants for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2021	-	$-	-
Issued	3,780,000	$0.48	1.63
Exercised	-	$-	-
Warrants as of December 31, 2022	3,780,000	$0.48	0.87

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Correlate Options

The following table presents Correlate’s options as of December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2020	71,625	$0.41	6.08
Issued	-	$-	-
Exchanged	(71,625)	$(0.41)	5.08
Exercised	-	$-	-
Options as of December 31, 2021	-	$-	-

The Correlate Exchange Agreement (Note 1) constituted a change of control transaction under Correlate’s 2015 Equity Incentive Plan. As a result, 59,068 TCCR options were issued by the Company in exchange for the 71,625 outstanding Correlate options as of December 28, 2021, under the terms of the Correlate 2015 Equity Incentive Plan.

Options

During the year ended December 31, 2021, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; a risk-free interest rate of 1.27%; volatility of 280% based on the historical volatility of the Company’s common stock; various exercise prices; and terms of 5 to 10 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

During the year ended December 31, 2022, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates from 1.65% to 4.24%; volatility ranging from 282% to 330% based on the historical volatility of the Company’s common stock; various exercise prices; and terms of 5 to 10 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

During December 2021, the Company issued 2,000,000 options valued at approximately $938,000 as part of executive employment agreements (Note 3).

During December 2021, the Company issued 1,000,000 options valued at approximately $469,000 as part of a non-executive employment agreement.

During January 2022, the Company issued 1,000,000 options valued at approximately $868,000 as part of executive employment agreements (Note 3).

From February to October 2022, the Company issued 395,000 options valued at approximately $473,000 as part of five non-executive employment agreements. The options vest monthly over 36 months from issuance.

During February 2022, the Company issued 50,000 options valued at approximately $46,000 as part of a consulting agreement. The options vest monthly over 36 months from issuance. The agreement was terminated in September 2022 and the options were forfeited in December 2022.

From May to September 2022, the Company issued 30,000 options valued at approximately $38,000 as part of three consulting agreements. The options vest monthly over 36 months from issuance.

During August 2022, the Company issued 750,000 options valued at approximately $1,123,000 as part of compensation to three directors (Note 7). The options vested immediately upon issuance.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s options for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2021	3,059,068	$0.52	5.08
Issued	2,225,000	$1.20	4.97
Forfeited	-	$-	-
Exercised	-	$-	-
Options as of December 31, 2022	5,284,068	$0.80	4.17

The following table summarizes the Company’s options for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2020	-	$-	-
Issued	3,059,068	$0.52	5.09
Forfeited	-	$-	-
Exercised	-	$-	-
Options as of December 31, 2021	3,059,068	$0.52	5.08

At December 31, 2022, options to purchase 2,242,746 shares of common stock were vested and options to purchase 3,041,322 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $1,971,982 as they vest.

NOTE 6 – CONCENTRATIONS

As of December 31, 2022 and 2021, and for the years then ended, the Company had the following revenue and accounts receivable concentrations:

	Revenues		Accounts Receivable
Customer	2022	2021	12/31/2022	12/31/2021
Customer A	44%	*	*	*
Customer B	39%	*	*	*
Customer C	12%	50%	*	*
Customer D	*	25%	*	61%
Customer E	*	18%	*	*
Customer F	*	*	*	39%

* = Less than 10%

NOTE 7 – RELATED PARTY TRANSACTIONS

SAFE Investments

Holder A (Note 4) is Mr. Robert Powell, who held 1% of the common stock in Correlate until the Correlate Exchange Agreement. Mr. Powell was named a director of the Company on December 28, 2021. At December 31, 2021, Mr. Powell held less than 5% of the Company’s Class A Common Stock.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shareholder Advances and Payables

At December 31, 2022 and 2021, the Company had advances payable of $22,154, respectively, due to the Company’s President and CEO, Mr. Todd Michaels, who held 54% of Correlate’s common stock until the Correlate Exchange Agreement (Note 1). At December 31, 2021, Mr. Michaels held 10% of the Company’s Class A Common Stock. At December 31, 2022, Mr. Michaels held 10% of the Company’s common stock. Mr. Michaels is also a member of the Company’s Board of Directors.

At December 31, 2022 and 2021, the Company had advances payable of $11,865, respectively, due to an individual who held 17% of Correlate’s common stock until the Correlate Exchange Agreement (Note 5). At December 31, 2022 and 2021, this individual held less than 5% of the Company’s Class A Common Stock.

At December 31, 2022 and 2021, the Company had advances payable of $62,500 due to an individual who is the Company’s largest shareholder. As of December 31, 2021, this individual held 18% of the Company’s Class A Common Stock. At. December 31, 2022, this individual held 31% of the Company’s common stock.

At December 31, 2022 and 2021, the Company had accounts payable of $256,000 and $251,000, respectively, due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder. The Company incurred $5,000 of operating expenses with the entity during 2022.

At December 31, 2022 and 2021, the Company had accounts payable of $73,000 and $50,000, respectively, due to Loutex Production Company, an entity owned by the Company’s largest shareholder. The Company incurred $23,000 of operating expenses with the entity during 2022.

Michaels Consulting

During the year ended December 31, 2021, the Company incurred consulting expenses totaling $60,000 from Michaels Consulting, an entity owned by the wife of Mr. Michaels. During the year ended December 31, 2022, $20,000 of accounts payable due to Michaels Consulting were paid. As of December 31, 2022 and 2021, the Company had accounts payable due to Michaels Consulting totaling $344,000 and $364,000, respectively.

Notes Payable

Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an owner and officer of P&C Ventures, Inc. During January 2022, the Company entered into a note agreement with P&C Ventures, Inc. totaling $1,485,000 and issued 2,700,000 warrants related to the note, as disclosed in Note 4.

During September 2022, the Company entered into a note agreement with the wife of Mr. Michaels totaling $50,000 and issued 50,000 warrants, valued at approximately $75,000, related to the note, as disclosed in Note 4.

During November 2022, the Company entered into a note agreement with Company’s largest shareholder totaling $25,000 and issued 25,000 warrants, valued at approximately $39,000, related to the note, as disclosed in Note 4.

Director Options

During August 2022, three of the Company’s directors, Robert Powell, Cory Hunt, and Matthew Flemming, each received 250,000 options valued at approximately $374,000 (Note 5). The options vested immediately upon issuance.

Accrued Bonus

At December 31, 2022, the Company accrued bonus compensation for its CEO and CFO of approximately $150,000 and $115,000, respectively.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – FEDERAL INCOME TAX

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts are calculated for income tax purposes. The provision (benefit) for income taxes for the years ended December 31, 2022, and 2021, assumes a statutory 21%, effective tax rate for federal income taxes.

	2022	2021
Federal tax statutory rate	21%	21%
Temporary differences	5%	0%
Permanent differences	-6%	1%
Valuation Allowance	-20%	-22%
	0%	0%

The Company had deferred income tax assets as of December 31, 2022 and 2021, as follows:

	2022	2021
Deferred tax assets
Net operating loss carryforwards	$1,589,000	$232,000
Temporary differences	217,000	-
Permanent differences	-	7,000
Valuation allowance	(1,806,000)	(239,000)
Net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $1,567,000 and $20,000 in the fiscal years ended December 31, 2022, and 2021, respectively.

At December 31, 2022, the Company had approximately $5,538,567 in federal net operating loss carryforwards. $5,241,135 of these carry forwards are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. The remaining amount can be carried forward for 20 years with no income limitation. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

As of December 31, 2022, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2018 through 2021. The tax return for the fiscal year ended December 31, 2022, has not yet been filed.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BUSINESS COMBINATIONS

Correlate Exchange Agreement

On December 28, 2021, Correlate Inc. became a wholly owned subsidiary of the Company. As detailed in Note 1, Correlate was determined to be the accounting acquirer. Additionally, management determined that TCCR did not meet the definition of a business as described in ASC 805, as the only asset of TCCR was cash. The assets and liabilities of TCCR were transferred to the Company on December 28, 2021, as follows:

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

			Amortization Schedule
	Fair Value	Useful Life	2022	2023	2024	2025	2026	Total
Trademark/trade name	$139,700	Indefinite	$-	$-	$-	$-	$-	$-
Customer relationships	233,800	5 years	46,760	46,760	46,760	46,760	46,760	233,800
Developed technology	27,750	2 years	13,880	13,870	-	-	-	27,750
	$401,250		$60,640	$60,630	$46,760	$46,760	$46,760	$261,550

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following pro forma financial information summarizes the combined results of operations for the Company and Loyal, as though the companies were combined as of January 1, 2021. The unaudited pro forma financial information was as follows:

2021
Total revenues	$316,389
Net loss	$(131,540)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Loyal to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of January 1, 2021. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2021.

NOTE 10 – SUBSEQUENT EVENTS

On January 11, 2023, the Company and P&C Ventures, Inc. agreed to amend the January 11, 2022 note payable (Note 4). As part of the agreement, $78,929 in accrued and unpaid interest was added to the principal balance, bringing the total principal balance of the note payable to $1,563,929. Additionally, the interest rate and maturity date were amended to 14% and October 11, 2023, respectively. In connection with the amendment, the Company issued P&C Ventures, Inc. 3,127,858 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $3,309,045 and recorded as a derivative liability.

During January 2023, the Company paid $7,589 in accrued interest due to four noteholders by issuing 5,655 shares of common stock.

During January 2023, the Company issued 4,245 shares of common stock valued at $4,500 for services.

From January 24, 2023 to March 27, 2023, the Company entered into seven 14% convertible note payable agreements with proceeds totaling $1,724,975. The convertible notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuances and are convertible at $3.20 per share of common stock. In connection with the convertible notes, the Company issued a total of 3,449,950 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $3,422,942 and recorded as a derivative liability.

Included in the seven convertible notes payable is a $100,000 convertible note with the Company’s CEO. In connection with the convertible note, the Company issued 200,000 warrants to purchase shares of common stock valued at $209,180.

During March 2023, the Company issued 500,000 options to purchase shares of common stock exercisable at $0.99 per share. The options, which vest over 36 months, were valued at $448,950.

During March 2023, the Company agreed to issue 17,045 shares of common stock valued at $15,000 for services.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management, including our CEO, concluded our internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2022.

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

Our management, including the CEO and CFO, do not expect that its disclosure controls or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and not be detected.

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

Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the internal controls. This information was important both for the control evaluation generally and because item 5 in the Section 302 Certifications of each of our CEO and CFO requires that the CEO and/or CFO disclose that information to the Audit Committee, or the committee providing such function, of our

Board and to our independent auditors and report on related matters in this section of the report. In the professional auditing literature, “significant deficiencies” represent control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in the auditing literature as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.

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

Name	Age	Position

Todd Michaels	48	Chief Executive Officer, President and Director
Channing F. Chen	51	Chief Financial Officer
Jason Loyet	48	Director of Commercial Solar of Correlate Inc. and Director
Matthew Flemming	54	Chairman of the Board of Directors
Bob Powell	59	Director
Cory Hunt	42	Director

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

Mr. Chen became our Chief Financial Officer on January 18, 2022. Prior thereto, Mr. Chen was the founder and Managing Partner of Breakaway Energy Partners, LLC a solar finance and capital markets advisory firm where he led the financing and sale of distributed solar and energy storage projects for clients from 2017 to 2021. From 2006 to 2017, Mr. Chen served as VP of Corporate Finance at Solar Power Partners (acquired by NRG Energy in 2011), VP and General Manager at SunEdison, and VP of Structured Finance at NRG Energy (NYSE: NRG) leading teams that raised over $1.5 Billion in institutional equity and non-recourse financing across residential, commercial, and utility scale solar projects. Mr. Chen holds a Bachelor of Arts in Environmental Chemistry from UC San Diego and an MBA from the University of Southern California. Mr. Chen is also an advisor and early-stage investor to several startup companies in the renewable energy space and previously served on the board of the Sempervirens Fund.

Mr. Loyet was appointed to serve as member of our board of directors on December 28, 2021. On December 28, 2021, Mr. Loyet was appointed to serve as the Director of Commercial Solar of Correlate Inc., our wholly-owned subsidiary. From January 2013 to December 2021, Mr. Loyet was the Founder and Managing Director of Loyal Enterprises LLC (D.B.A. Solar Site Design), the Company’s wholly-owned subsidiary. Loyal Enterprises is a U.S. Department of Energy SunShot Catalyst award winner for its work building the Solar Site Design technology platform. Before joining the solar energy industry in 2005, Mr. Loyet founded and sold two software companies in the streaming media (GlobalStreams) and newspaper publishing (MyCapture) industries. Mr. Loyet currently serves as a member of the board of directors for the Tennessee Solar Energy Industry Association (TenneSEIA).

Mr. Flemming has been the Chairman of our board of directors since May 14, 2021. Mr. Flemming was our chief executive officer and acting chief financial officer from May 14, 2021 through December 28, 2021. Mr. Flemming has served as the Chief Business Development Officer of SMG Industries Inc. (OTCQB: SMGI) since December 2020 and the interim Chief Executive Officer and Interim Chief Financial Officer since 2021, and prior thereto Mr. Flemming served as its Chief Executive Officer from September 2017 through 2020 and continues to serve as the Chairman of the Board of Directors. Prior thereto, Mr. Flemming was the Chief Executive Officer of MG Cleaners from June 2017 until September 2017, an oilfield services company. Prior thereto, Mr. Flemming was a consultant for a financial restructuring firm and a financial advisor to a private closely held oilfield services company during 2016 and early 2017. From June 2011 to March 2016, Mr. Flemming was the Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of HII Technologies Inc. an oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production companies in the United States. Prior thereto, from 2009 to 2011, Mr. Flemming was Chief Financial Officer of Hemiwedge Industries Inc. a proprietary valve technology company with oilfield applications that was sold in 2011. From 2005 to 2009, Mr. Flemming was Chief Financial Officer of Shumate Industries, Inc., an oilfield manufacturing company and successor of Excalibur. Previous to that, from 2001 to 2005, Mr. Flemming was Chief Financial Officer of Excalibur Industries, Inc. an industrial and energy related manufacturer and fabrication company. From June 1999 to March 2001, he served as Chief Executive Officer of WorldByNet, Inc. a Houston, Texas based privately held technology company. From January 1994 to May 1999, Mr. Flemming served as Chief Executive Officer of FARO Pharmaceuticals, Inc., a privately held national specialty products company that he founded. Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston.

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

43

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

Board Committees

Our Board intends to form the following three committees: Audit Committee, Nominating and Governance Committee, and a Compensation Committee, each of which is described below. All standing committees will operate under charters that will be approved by the Board. Copies of the charters of the Audit Committee, Compensation Committee and the Nominating and Governance Committee will be posted on our website at such time as they are approved by the Board.

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

On January 18, 2022, we entered into an employment agreement with Mr. Chen to serve as our chief financial officer. Pursuant to the terms of the agreement, Mr. Chen is paid an annual salary of $200,000, which will increase to $250,000 upon the Company’s completion of a financing in the minimum amount of $10,000,000, and receives health care insurance and other customary benefits. The initial term of the agreement is for a period of three years, with automatic one year extensions after the first term. In addition to Mr. Chen’s base salary, Mr. Chen is entitled to bonuses at the discretion of the Compensation Committee of the Board of Directors and his base salary will be increased by seven percent (7%) per annum, provided certain performance criteria is met. Mr. Chen was also granted options, pursuant to the Company’s 2021 Equity Incentive Plan, to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.96 per share, which options vest equally on a monthly basis throughout the initial term of the employment agreement.

On December 28, 2021, Correlate Inc., our wholly-owned subsidiary, entered into an employment agreement with Mr. Loyet to serve as the director of commercial solar of Correlate. Pursuant to the terms of the agreement, Mr. Loyet is paid an annual salary of $145,000 and receives health care insurance and other customary benefits. The initial term of the agreement is for a period of three years, with automatic one-year extensions after the first term. In addition to Mr. Loyet’s base salary, Mr. Loyet is entitled to bonuses at the discretion of the managers of Correlate.

Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2022, with our Directors and Officers and beneficial owners of more than five percent of our voting securities and their affiliates:

At December 31, 2022 and 2021, the Company had advances payable of $22,154, respectively, due to the Company’s CEO, Mr. Todd Michaels.

At December 31, 2022 and 2021, the Company had advances payable of $62,500 due to an individual who is the Company’s largest shareholder. As of December 31, 2021, this individual held 18% of the Company’s Class A Common Stock. At. December 31, 2022, this individual held 31% of the Company’s common stock.

At December 31, 2022 and 2021, the Company had accounts payable of $256,000 and $251,000, respectively, due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder. The Company incurred $5,000 of operating expenses with the entity during 2022.

At December 31, 2022 and 2021, the Company had accounts payable of $73,000 and $50,000, respectively, due to Loutex Production Company, an entity owned by the Company’s largest shareholder. The Company incurred $23,000 of operating expenses with the entity during 2022.

During the years ended December 31, 2021, the Company incurred consulting expenses totaling $60,000 from Michaels Consulting, an entity owned by the wife of Mr. Michaels. As of December 31, 2022 and 2021, the Company had accounts payable due to Michaels Consulting totaling $344,000 and $364,000, respectively.

Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an owner and officer of P&C Ventures, Inc. During January 2022, the Company entered into a note agreement with P&C Ventures, Inc. totaling $1,485,000 and issued 2,700,000 warrants related to the note. On January 11, 2023, the Company and P&C Ventures, Inc. agreed to amend the January 11, 2022 note payable. As part of the agreement, $78,929 in accrued and unpaid interest was added to the principal balance, bringing the total principal balance of the note payable to $1,563,929. Additionally, the interest rate and maturity date were amended to 14% and October 11, 2023, respectively. In connection with the amendment, the Company issued P&C Ventures, Inc. 3,127,858 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $3,309,045.

During September 2022, the Company entered into a note agreement with the wife of Mr. Michaels totaling $50,000 and issued 50,000 warrants, valued at approximately $75,000, related to the note.

During November 2022, the Company entered into a note agreement with Company’s largest shareholder totaling $25,000 and issued 25,000 warrants, valued at approximately $39,000, related to the note.

During August 2022, three of the Company’s directors, Robert Powell, Cory Hunt, and Matthew Flemming, each received 250,000 options valued at approximately $374,000. The options vested immediately upon issuance and are exercisable into shares of the Company’s common stock at $1.50 per share.

At December 31, 2022, the Company accrued bonus compensation for its CEO and CFO of approximately $150,000 and $115,000, respectively.

During January 2023, the Company entered into a 14% convertible note with proceeds totaling $100,000 from the Company’s CEO. In connection with the convertible note, the Company issued 200,000 warrants to purchase shares of common stock valued at $209,180.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the total compensation earned during the fiscal years ended December 31, 2022 and 2021 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2022 and 2021 (collectively, the “named executive officers”):

		Salary	Bonus	Stock Awards (4)	Option Awards (4)	Other	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)

Todd Michaels	2022	250,000	150,000	-	-	-	400,000
CEO	2021	-	-	-	469,000	-	469,000

Channing Chen	2022	192,000	115,000	-	868,000	-	1,175,000
CFO	2021	-	-	-	-	-	-

Jason Loyet	2022	150,000	-	-	-	-	150,000
Director of Commercial Solar	2021	-	-	-	469,000	-	469,000

Matthew Flemming	2022	-	-	-	-	-	-
Former CEO (1)	2021	-	-	-	-	-	-

William Townsend	2022	-	-	-	-	-	-
Former CEO (2)	2021	-	-	-	-	-	-

Katrina Yao	2022	-	-	-	-	-	-
Former CEO (3)	2021	-	-	-	-	-	-

(1)	Mr. Flemming served as our Chief Executive Officer from May 2021 through December 28, 2021.
(2)	Mr. Townsend served as our Chief Executive Officer from February 2020 through May 2021.
(3)	Ms. Yao served as our Chief Financial Officer from February 2020 through May 2021.
(4)

Share awards are valued at the fair value at the grant date. Stock options are valued at a fair value in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. All options vest at the date of grant and are exercisable at the market value at the date of grant. For information regarding assumptions underlying the determination of grant date fair value of share and option awards in accordance with FASB ASC Topic 718.

All compensation awarded to directors and executive officers are deliberated among, and approved by, the entire board of directors and upon the formation of our Compensation Committee will be under the Compensation Committees control.

Director Compensation

Director Compensation Table

During the year ended December 31, 2022, we granted 250,000 options valued at $374,000 to each of our non-executive directors, Robert Powell, Cory Hunt and Matthew Flemming for their Board service.

Cash Compensation of Directors

Members of our Board of Directors do not currently receive cash compensation for their services, however, the Board may in the future determine to compensate it members through the payment of cash compensation. We reimburse our non-employee directors for out-of- pocket expenses for attending in-person board meetings.

Equity Compensation of Directors

Our directors are eligible to participate in our 2021 Equity Incentive Plan.

Outstanding Equity Awards at 2022 Year End

There were 3,000,000 outstanding unexercised options, unvested stock and equity incentive plan awards held by our executive officers as of December 31, 2022.

There were 750,000 outstanding unexercised options, unvested stock and equity incentive plan awards held by our executive officers as of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 31, 2023 for: (1) all persons who are beneficial owners of 5% or more of our common stock, (2) each of our officers and directors, and (3) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of March 31, 2023, there were 35,333,526 shares of our common stock issued and outstanding. Except as otherwise listed below, the address of each person is 220 Travis Street, Suite 501, Shreveport, Louisiana 71101.

Name	Amount of Beneficial Ownership of Common Stock (1)	Percent of Common Stock

Newton Dorsett (8)	11,073,673	22.8%
P&C Ventures Inc. (9)	6,427,858	13.2%

Directors and Officers:
Todd Michaels (2)	4,086,320	8.4%
Channing Chen (3)	417,670	0.9%
Jason Loyet (4)	1,873,844	3.9%
Matthew Flemming (5)	790,000	1.6%
Robert Powell (6)	522,455	1.1%
Cory Hunt (7)	6,677,858	13.7%

Directors and Officers as a group (6 persons) (2)-(7)	14,367,147	29.6%

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

(2)

Includes: (i) 416,670 shares of common stock issuable upon the exercise of options held by Mr. Michaels, (ii) 200,000 shares of common stock issuable upon the exercise of warrants held by Mr. Michaels, (iii) 31,250 shares of common stock issuable upon the conversion of a convertible note held by Mr. Michaels, (iv) 50,000 shares of common stock issuable upon the exercise of warrants held by Mr. Michaels wife, and (v) 939 shares of common stock held by Mr. Michaels wife.

(3)	Includes 416,670 shares of common stock issuable upon the exercise of options held by Mr. Chen.
(4)	Includes: (i) 728,587 shares of common stock held by Mr. Loyet’s wife; and (ii) 416,670 shares of common stock issuable upon exercise of options held by Mr. Loyet.
(5)	Includes 250,000 shares of common stock issuable upon the exercise of options held by Mr. Flemming.
(6)	Includes 250,000 shares of common stock issuable upon the exercise of options held by Mr. Powell.
(7)

Includes: (i) 250,000 shares of common stock issuable upon the exercise of options held by Mr. Hunt, (ii) 600,000 shares of common stock owned by P&C Ventures Inc.; and (ii) 5,827,858 shares of common stock issuable upon exercise of outstanding warrants owned by P&C Ventures Inc. Mr. Hunt is the President of P&C Ventures Inc. and has the power to vote and/or dispose of the shares held by P&C Ventures Inc. The address for Mr. Hunt is #200 8133 Edgar Industrial Close, Red Deer, Alberta Canada T4P 3R4.

(8)	Includes 25,000 shares of common stock issuable upon the exercise of warrants owned by Mr. Dorsett.
(9)

Includes 5,827,858 shares of common stock issuable upon the exercise of warrants owned by P&C Ventures Inc. The address for P&C Ventures is #200 8133 Edgar Industrial Close, Red Deer, Alberta Canada T4P 3R4.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of the transactions we have engaged in since January 1, 2022, with our Directors and Officers and their affiliates:

At December 31, 2022 and 2021, the Company had advances payable of $22,154, respectively, due to the Company’s CEO, Mr. Todd Michaels.

During the year ended December 31, 2021, the Company incurred consulting expenses totaling $60,000 from Michaels Consulting, an entity owned by the wife of Mr. Michaels. As of December 31, 2022 and 2021, the Company had accounts payable due to Michaels Consulting totaling $344,000 and $364,000, respectively.

Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an owner and officer of P&C Ventures, Inc. During January 2022, the Company entered into a note agreement with P&C Ventures, Inc. totaling $1,485,000 and issued 2,700,000 warrants related to the note. On January 11, 2023, the Company and P&C Ventures, Inc. agreed to amend the January 11, 2022 note payable. As part of the agreement, $78,929 in accrued and unpaid interest was added to the principal balance, bringing the total principal balance of the note payable to $1,563,929. Additionally, the interest rate and maturity date were amended to 14% and October 11, 2023, respectively. In connection with the amendment, the Company issued P&C Ventures, Inc. 3,127,858 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $3,309,045.

During September 2022, the Company entered into a note agreement with the wife of Mr. Michaels totaling $50,000 and issued 50,000 warrants, valued at approximately $75,000, related to the note.

During August 2022, three of the Company’s directors, Robert Powell, Cory Hunt, and Matthew Flemming, each received 250,000 options valued at approximately $374,000. The options vested immediately upon issuance.

At December 31, 2022, the Company accrued bonus compensation for its CEO and CFO of approximately $150,000 and $115,000, respectively.

During January 2023, the Company entered into a 14% convertible note with proceeds totaling $100,000 from the Company’s CEO. In connection with the convertible note, the Company issued 200,000 warrants to purchase shares of common stock valued at $209,180.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2022 and 2021 amounted to $60,000 and $55,000, respectively.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2022 and 2021 was $0 and $0, respectively.

All Other Fees

Our auditors billed no fees for services other than those described above under “Audit Fees” and “Tax Fees” for the years ended December 31, 2022 and 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements:

(2)	Financial Statement Schedules. All schedules are omitted because they are inapplicable, or not required, or the information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description
*3.4	Triccar Inc. Articles of Incorporation (previously filed as Exhibit 10.2 on Form 8-K filed February 28, 2020)
*3.5	Amendment to Articles of Incorporation dated April 4, 2022
31.1	Certification of our Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

CORRELATE INFRASTRUCTURE PARTNERS INC.

SIGNATURE:

/s/ Todd Michaels
Name: Todd Michaels
Title: Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2023.

Signatures	Capacity

/s/ Todd Michaels	Chief Executive Officer, President and Director
Todd Michaels

/s/ Channing F. Chen	Chief Financial Officer
Channing F. Chen

/s/ Jason Loyet	Director
Jason Loyet

/s/ Matthew Flemming	Chairman of the Board of Directors
Matthew Flemming

/s/ Bob Powell	Director
Bob Powell

/s/ Cory Hunt	Director
Cory Hunt

