Form 10-Q
period 2023-03-31
Correlate Infrastructure Partners, Inc.
filed 2023-05-15
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.0001 per share, outstanding as of May 15, 2023 was 35,350,571.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

CORRELATE INFRASTRUCTURE PARTNERS INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

(Unaudited)

	March 31,	December 31,
	2023	2022

Assets
Current assets
Cash	$741,405	$96,308
Contract assets	342,649	684,185
Prepaid expenses and other current assets	564,783	395,953
Total current assets	1,648,837	1,176,446

Property and equipment
Property and equipment, net	3,604	4,004
Total property and equipment	3,604	4,004

Other assets
Intangible assets - customer relationships, net	175,350	187,040
Intangible assets - developed technology, net	10,400	13,870
Intangible assets - development rights, net	102,796	112,744
Goodwill	762,851	762,851
Total other assets	1,051,397	1,076,505

Total assets	$2,703,838	$2,256,955

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$1,049,872	$1,069,743
Accrued expenses	963,579	1,285,898
Shareholder advances	96,519	96,519
Line of credit	30,000	30,000
Notes payable, current portion, net of discount	932,664	1,513,546
Convertible notes payable, current portion, net of discount	126,888	-
Derivative liability	5,357,570	722,328
Total current liabilities	8,557,092	4,718,034

Notes payable, net of current portion and discount	31,251	344,595

Total liabilities	8,588,343	5,062,629

Commitments and contingencies (Note 3)

Stockholders' equity (deficit)
Preferred stock $0.0001 par value; authorized 50,000,000 shares with -0- issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock $0.0001 par value; authorized 400,000,000 shares with 35,350,571 and 35,323,626 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,535	3,532
Additional paid-in capital	5,790,739	5,459,220
Accumulated deficit	(11,678,779)	(8,268,426)
Total stockholders' equity (deficit)	(5,884,505)	(2,805,674)

Total liabilities and stockholders' equity (deficit)	$2,703,838	$2,256,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	For the three months ended
	March 31,
	2023	2022

Revenues	$50,734	$68,408
Cost of revenues	45,859	69,114
Gross profit (loss)	4,875	(706)

Operating expenses
General and administrative	1,023,930	546,234
Insurance	2,230	1,171
Legal and professional	120,225	182,008
Travel	36,255	28,955
Depreciation and amortization	25,508	15,160
Total operating expenses	1,208,148	773,528

Loss from operations	(1,203,273)	(774,234)

Other income (expense)
Interest expense	(97,353)	(32,741)
Amortization of debt discount	(788,282)	(166,485)
Financing costs	(3,808,565)	-
Change in fair value of derivative liability	2,487,120	-
Total other income (expense)	(2,207,080)	(199,226)

Net loss	$(3,410,353)	$(973,460)

Loss per share	$(0.10)	$(0.03)

Weighted average shares outstanding - basic	35,332,384	35,159,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	34,639,920	$3,464	-	$-	-	$-	$1,534,474	$(1,105,518)	$432,420

Issuance of warrants in connection with debt	-	-	-	-	-	-	799,128	-	799,128

Stock-based compensation	-	-	-	-	-	-	150,504	-	150,504

Issuance of shares for cash	600,000	60	-	-	-	-	149,940	-	150,000

Net loss	-	-	-	-	-	-	-	(973,460)	(973,460)

Balances, March 31, 2022	35,239,920	$3,524	-	$-	-	$-	$2,634,046	$(2,078,978)	$558,592

Balances, December 31, 2022	-	$-	-	$-	35,323,626	$3,532	$5,459,220	$(8,268,426)	$(2,805,674)

Issuance of shares for services	-	-	-	-	17,045	2	14,998	-	15,000

Issuance of shares for financing costs	-	-	-	-	4,245	-	4,500	-	4,500

Issuance of shares for the payment of accrued interest	-	-	-	-	5,655	1	7,588	-	7,589

Stock based compensation	-	-	-	-	-	-	253,851	-	253,851

Settlement of derivative liability	-	-	-	-	-	-	50,582	-	50,582

Net loss	-	-	-	-	-	-	-	(3,410,353)	(3,410,353)

Balances, March 31, 2023	-	$-	-	$-	35,350,571	$3,535	$5,790,739	$(11,678,779)	$(5,884,505)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Operating activities
Net loss	$(3,410,353)	$(973,460)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	25,508	15,160
Amortization of debt discount	788,282	166,485
Stock issued for services	15,000	-
Stock-based compensation	253,851	150,504
Financing costs	3,808,565	-
Change in fair value of derivative liability	(2,487,120)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(51,180)
Contract assets	341,536	-
Prepaid expenses and other current assets	(168,830)	(11,000)
Accounts payable	(19,871)	(75,080)
Accrued expenses	(235,801)	46,919
Net cash used in operating activities	(1,089,233)	(731,652)

Investing activities
Net cash provided by investing activities	-	-

Financing activities
Proceeds from issuance of notes payable	-	1,350,000
Proceeds from issuance of convertible notes payable	1,804,950	-
Repayment of notes payable	(70,620)	-
Proceeds from issuance of common stock	-	150,000
Net cash provided by financing activities	1,734,330	1,500,000

Net increase in cash	$645,097	$768,348
Cash – beginning of period	96,308	252,189
Cash – end of period	$741,405	$1,020,537

Cash paid for income taxes	$-	$-
Cash paid for interest	$70,274	$-

Supplemental schedule of non-cash investing and financing activities
Discount on note payable from issuance of warrants	$-	$799,128
Discount on notes payable from derivative liability	$1,563,929	$-
Discount on convertible notes payable from derivative liability	$1,804,950	$-
Shares issued for settlement of accrued interest	$7,589	$-
Accrued interest settled through note payable	$78,929	$-
Settlement of derivative liability	$50,582	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At March 31, 2023, approximately $280,000 of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $90,189.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of accounting in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the relative standalone selling price. Determining relative standalone selling price and identifying separate performance obligations requires judgment. Contract modifications may occur in the performance of the Company’s contracts. Contracts may be modified to account for changes in the contract specifications, requirements or duration. If a contract modification results in the addition of performance obligations priced at a standalone selling price or if the post-modification services are distinct from the services provided prior to the modification, the modification is accounted for separately. If the modified services are not distinct, they are accounted for as part of the existing contract.

The Company’s revenues are derived from contracts for engineering, procurement and construction services (“EPC”) and consulting. These contracts may have different terms based on the scope, performance obligations and complexity of the engagement, which may require us to make judgments and estimates in recognizing revenues.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the accompanying condensed consolidated balance sheets approximates fair value.

Fair Value Measurement

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our condensed consolidated balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but GAAP provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our condensed consolidated balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company’s condensed consolidated balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2023 or December 31, 2022. The Derivative liabilities are Level 3 fair value measurements.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of Level 3 liabilities during the three months ended March 31, 2023:

Balance – December 31, 2022	$722,328
Additions	7,172,944
Settlement	(50,582)
Change in fair value	(2,487,120)
Balance – March 31, 2023	$5,357,570

Under the Company’s contract ordering policy, the Company first considers common shares issued and outstanding as well as reserved but unissued equity awards, such as under an equity award program. All remaining equity linked instruments such as, but not limited to, options, warrants, and debt and equity with conversion features are evaluated based on the date of issuance. If the number of shares which may be issued under the Company’s agreements exceed the authorized number of shares or are unable to be determined, equity linked instruments from that date forward are considered to be derivative liabilities until such time as the number of shares which may be issued under the Company’s agreements no longer exceed the authorized number of shares and are able to be determined.

On November 7, 2022 and December 21, 2022, the Company issued note payable agreements which contain default provisions that contain a conversion feature meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, the warrant and convertible note issuances subsequent to November 7, 2022, resulted in derivative liabilities.

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

At March 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable, convertible notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.70; risk-free interest rates ranging from 3.60% to 4.94%; expected volatility of the Company’s common stock ranging from 97% to 305%; exercise prices ranging from $0.46 to $3.20; and terms ranging from six months to five years.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Basic and Diluted Loss Per Share

FASB ASC Topic 260, “Earnings Per Share”, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (“EPS”) computations.

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

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had potential additional dilutive securities outstanding at March 31, 2023 and 2022, as follows.

	March 31,	March 31,
	2023	2022
Options	5,784,068	3,059,068
Warrants	10,517,758	2,700,000
Notes payable	877,897	-
Convertible notes payable	564,048	-
	17,743,771	5,759,068

Recently Issued Accounting Standards

During the period ended March 31, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

NOTE 4 – DEBT

Convertible Notes Payable

From January 24, 2023 to March 30, 2023, the Company entered into eight 14% convertible note payable agreements with proceeds totaling $1,804,950. The convertible notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuances and are convertible at $3.20 per share of common stock. The conversion features were valued at $358,176 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. In connection with the convertible notes, the Company issued a total of 3,609,900 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $3,505,723 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. As a result of the derivative liabilities, the Company recorded additional debt discounts totaling $3,505,723.

Included in the eight convertible notes payable is a 14% convertible note payable agreement with proceeds totaling $100,000 with the Company’s CEO issued on January 24, 2023. The convertible note requires quarterly interest payments with the principal due at maturity eighteen months from issuance and is convertible at $3.20 per share of common stock. The conversion feature was valued at $22,569 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. In connection with the convertible note, the Company issued 200,000 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $209,180 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. As a result of the derivative liabilities, the Company recorded a debt discount totaling $100,000.

The following table presents a summary of the Company’s convertible notes payable at March 31, 2023:

				Balances - At Issuance		Balances - 3/31/2023
Origination	Maturity	Interest	Conversion Rate	Principal	Discount	Principal	Discount
1/24/2023	7/24/2024	14%	$3.20/Share	$100,000	$100,000	$100,000	$87,888
1/25/2023	7/25/2024	14%	$3.20/Share	74,975	74,975	74,975	66,145
1/30/2023	7/30/2024	14%	$3.20/Share	100,000	100,000	100,000	88,888
2/17/2023	8/17/2024	14%	$3.20/Share	1,000,000	1,000,000	1,000,000	916,666
3/7/2023	9/7/2024	14%	$3.20/Share	100,000	100,000	100,000	96,000
3/14/2023	9/10/2024	14%	$3.20/Share	250,000	250,000	250,000	243,000
3/27/2023	9/27/2024	14%	$3.20/Share	100,000	100,000	100,000	99,500
3/30/2023	9/30/2024	14%	$3.20/Share	79,975	79,975	79,975	79,975
						$1,804,950	$1,678,062

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 11, 2023, the Company and P&C Ventures, Inc. agreed to amend the January 11, 2022, note payable. The Company accounted for the amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. As part of the agreement, $78,929 in accrued and unpaid interest was added to the principal balance, bringing the total principal balance of the note payable to $1,563,929. Additionally, the interest rate and maturity date were amended to 14% and October 11, 2023, respectively. In connection with the amendment, the Company issued P&C Ventures, Inc. 3,127,858 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $3,309,045 and recorded as a derivative liability pursuant to the Company’s contract ordering policy and resulted in additional debt discounts totaling $1,563,929.

The following table presents a summary of the Company’s notes payable at March 31, 2023:

			Balances - At Issuance		Balances - 3/31/2023
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	16,480
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	51,476
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	17,213
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	28,005
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	18,288
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	18,288
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	19,370
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	39,893
11/7/2022	11/7/2023	7%	200,000	220,000	188,320	137,497
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	18,750
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	74,999
12/21/2022	12/21/2023	7%	200,000	220,000	211,860	155,831
1/11/2023	10/11/2023	14%	1,563,929	1,563,929	1,563,929	1,129,504
					$2,689,509	$1,725,594

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s notes payable at December 31, 2022:

			Balances - At Issuance		Balances - 12/31/2022
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
1/11/2022	1/11/2023	10%	1,350,000	934,128	1,485,000	38,922
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	21,424
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	66,185
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	22,133
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	35,643
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	23,274
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	23,274
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	24,422
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	49,866
11/7/2022	11/7/2023	7%	200,000	220,000	235,400	192,499
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	22,917
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	91,667
12/21/2022	12/21/2023	7%	200,000	220,000	235,400	210,833
					$2,681,200	$823,059

Line of Credit

On October 3, 2014, the Company entered into a $30,000 line of credit agreement with a former member of Loyal. The line of credit has no maturity with interest at 8.00%. As of March 31, 2023 and December 31, 2022, the outstanding principal and accrued interest totaled $30,200 and $42,130, respectively.

Future Maturities

The table below summarizes future maturities of the Company’s debt as of March 31, 2023:

December 31,	Amount
2023	$1,994,109
2024	2,509,950
2025	-
2026	-
2027	-
Thereafter	20,400
4,524,459
Less - Discounts	(3,403,656)
$1,120,803

NOTE 5 – EQUITY

Common Stock

During January 2023, the Company issued 4,245 shares of common stock valued at $4,500 for financing costs.

During March 2023, the Company issued 17,045 shares of common stock valued at $15,000 for services.

During January 2023, the Company paid $7,589 in accrued interest due to four noteholders by issuing 5,655 shares of common stock.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the period ended March 31, 2023, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 3.66% to 5.00%; volatility ranging from 278% to 346% based on the historical volatility of the Company’s common stock; exercise prices of $0.85; and terms of 24 to 60 months.

On January 11, 2023, the Company issued 3,127,858 warrants valued at $3,309,000 as part of a note agreement amendment (Note 4).

From January 24, 2023 to March 30, 2023, the Company issued warrants to purchase 3,609,900 shares of common stock valued at approximately $3,506,000 as part of note agreements (Note 4). Included in these warrants is a warrant to purchase 200,000 shares of common stock which was issued to the Company’s CEO.

The table below summarizes the Company’s warrants for the period ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2022	3,780,000	$0.48	0.87
Issued	6,737,758	$0.85	3.39
Exercised	-	$-	-
Warrants as of March 31, 2023	10,517,758	$0.72	2.30

Options

During the period ended March 31, 2023, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate of 4.27%; volatility of 277% based on the historical volatility of the Company’s common stock; exercise price of $0.99; and terms of 5 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

During March 2023, the Company issued 500,000 options to purchase shares of common stock exercisable at $0.99 per share. The options, which were issued as part of a services agreement, vest over 36 months and were valued at $448,950.

The following table summarizes the Company’s options for the period ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2022	5,284,068	$0.80	4.17
Issued	500,000	$0.99	5.00
Exercised	-	$-	-
Options as of March 31, 2023	5,784,068	$0.82	4.01

At March 31, 2023, options to purchase 2,630,803 shares of common stock were vested and options to purchase 3,153,265 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $2,167,081 as they vest.

CORRELATE INFRASTRUCTURE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

Shareholder Advances and Payables

At March 31, 2023 and December 31, 2022, the Company had advances payable of $22,154, respectively, due to the Company’s President and CEO, Mr. Todd Michaels. Mr. Michaels is also a member of the Company’s Board of Directors and holds approximately 10% of the Company’s common stock.

At March 31, 2023 and December 31, 2022, the Company had advances payable of $11,865, respectively, due to an individual who holds less than 5% of the Company’s common stock.

At March 31, 2023 and December 31, 2022, the Company had advances payable of $62,500 due to an individual who is the Company’s largest shareholder. At March 31, 2023, this individual held approximately 31% of the Company’s common stock.

At March 31, 2023 and December 31, 2022, the Company had accounts payable of $259,000 and $256,000, respectively, due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder. The Company incurred $3,000 of operating expenses with the entity during the period ended March 31, 2023.

At March 31, 2023 and December 31, 2022, the Company had accounts payable of $73,000, respectively, due to Loutex Production Company, an entity owned by the Company’s largest shareholder.

At March 31, 2023, the Company had accounts payable of $20,000 due to P&C Ventures, Inc. The Company incurred $20,000 of operating expenses with P&C Ventures Inc. during the period ended March 31, 2023. Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an owner and officer of P&C Ventures, Inc.

Michaels Consulting

At March 31, 2023 and December 31, 2022, the Company had accounts payable of $344,000, respectively, due to Michaels Consulting, an entity owned by the wife of Mr. Michaels.

Notes Payable

During January 2023, the Company amended the January 2022 note agreement with P&C Ventures, Inc. and issued warrants related to the amendment, as disclosed in Note 4.

Convertible Notes Payable

During January 2023, the Company entered into a convertible note agreement with Mr. Michaels totaling $100,000 and issued 200,000 warrants, valued at approximately $209,000, related to the note, as disclosed in Note 4.

Accrued Bonus

At March 31, 2023, the Company accrued bonus compensation for its CEO and CFO of approximately $150,000 and $115,000, respectively. The accrued bonus compensation was unchanged from December 31, 2022.

NOTE 7 – SUBSEQUENT EVENTS

From April to May 2023, the Company entered into four 14% convertible note payable agreements with proceeds totaling $700,000. The convertible notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuances and are convertible at $3.20 per share of common stock. The conversion features were valued at $93,549 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. In connection with the convertible notes, the Company issued a total of 1,400,000 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $932,739 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. As a result of the derivative liabilities, the Company recorded additional debt discounts totaling $700,000.

From April to May 2023, the Company issued 150,000 options to purchase shares of common stock exercisable at prices ranging from $0.54 to $0.572 per share. The options, which vest over 36 months, were valued at $105,796.

During April 2023, the Company entered into a consulting agreement. Pursuant to the consulting agreement, the Company issued 500,000 shares of common stock valued at $425,000. 125,000 shares vested immediately, with the remaining 375,000 shares vested over 24 months.

During April 2023, the Company paid $6,995 in accrued interest due to four noteholders by issuing 7,661 shares of common stock. Included in these shares were 1,350 shares issued to the wife of the Company’s CEO and 2,815 shares issued to the Company’s CEO.

During April 2023, the Company issued 58,496 warrants to purchase shares of common stock exercisable at $0.85 per share for two years. The warrants, which were immediately vested, were valued at $47,858.

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

Recently Issued Accounting Pronouncements

During the three months ended March 31, 2023, and through May 15, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Summary of Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023.

Liquidity and Capital Resources

At March 31, 2023, the Company had a cash balance of $741,405, as compared to a cash balance of $96,308 at December 31, 2022. The Company incurred negative cash flow from operations of $1,089,233 for the three months ended March 31, 2023, as compared to negative cash flow from operations of $731,652 in the comparable prior year period. The increase in negative cash flow from operations was primarily the result of increased compensation costs for additional employees during the current period. Cash flows from financing activities during the three months ended March 31, 2023, totaled $1,734,330 and were the result of $1,804,950 in proceeds from loan agreements and $70,620 in repayments of loan agreements. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023 and 2022, the Company’s revenues totaled $50,734 and $68,408, respectively. We anticipate the Company’s revenues in upcoming quarters to increase significantly as revenues are recognized from projects in progress and in the pipeline.

Gross profit for the three months ended March 31, 2023, totaled $4,875 compared to a gross loss of $706 in the comparable prior year period. We anticipate future gross margins to increase from the current level as we commercialize new project opportunities and cover more fixed costs within cost of sales and expand our margins.

For the three months ended March 31, 2023, our operating expenses increased to $1,208,148 compared to $773,528 for the comparable period in 2022. The increase of $434,620, or 56%, was primarily driven by compensation expenses associated with added strategic management and staff. Compensation expenses for the three months ended March 31, 2023 included approximately $481,691 and $253,851 in salaries and wages and the non-cash expenses of stock-based compensation, respectively, compared to $279,345 and $150,504, respectively, in the prior period. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the three months ended March 31, 2023, other expenses totaled $2,207,080, compared to $199,226 in the comparable period in 2022. This increase in other expenses was primarily driven by financing costs totaling $3,808,565 which were the result of derivative liabilities, and $788,282 in amortization of debt discount incurred during the period ended March 31, 2023 compared to $166,485 during the period ended March 31, 2022. The expenses during the period ended March 31, 2023 were partially offset by a $2,487,120 decrease in the fair value of derivative liabilities. We anticipate our other expenses to remain elevated as the Company incurs interest from debt and related financing costs to expand its operations.

The activities above resulted in net losses of $3,410,353 and $973,460 for the three months ended March 31, 2023 and 2022, respectively.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2023, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2023, we sold an aggregate of $1,804,950 of our convertible promissory notes and issued an aggregate of 3,609,900 warrants to purchase shares of our common stock in connection with the issuance of the notes and 3,127,858 warrants to purchase shares of our common stock in connection with a note amendment.  Each of the purchasers of the notes represented to the Company that such purchaser is an "accredited" for purposes of Rule 501 of Regulation D. The issuance of the warrants was made in a private placement exempt from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated under the Act.

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

Dated: May 15, 2023	Correlate Infrastructure Partners Inc. (Registrant) /s/ Todd Michaels
Todd Michaels Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2023	Correlate Infrastructure Partners Inc. (Registrant) /s/ Channing F. Chen
Channing F. Chen Chief Financial Officer (Principal Financial Officer)

