Form 10-Q
period 2023-06-30
Correlate Energy Corp.
filed 2023-08-11
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55825

CORRELATE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-4250492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Travis Street, Suite 501 Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	(Zip Code)

(855)-264-4060

(Registrant’s telephone number, including area code)

Correlate Infrastructure Partners Inc.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.0001 per share, outstanding as of August 11, 2023 was 36,181,455.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

CORRELATE ENERGY CORP.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022

Assets
Current assets
Cash	$1,108,174	$96,308
Contract assets	385,570	684,185
Prepaid expenses and other current assets	664,222	395,953
Total current assets	2,157,966	1,176,446

Property and equipment
Property and equipment, net	98,202	4,004
Total property and equipment	98,202	4,004

Other assets
Intangible assets - customer relationships, net	163,660	187,040
Intangible assets - developed technology, net	6,930	13,870
Intangible assets - development rights, net	736,348	112,744
Goodwill	762,851	762,851
Total other assets	1,669,789	1,076,505

Total assets	$3,925,957	$2,256,955

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$1,019,060	$1,069,743
Accrued expenses	1,314,026	1,285,898
Customer deposits	257,761	-
Shareholder advances	96,519	96,519
Line of credit	30,000	30,000
Notes payable, current portion, net of discount	1,456,416	1,513,546
Derivative liability	-	722,328
Total current liabilities	4,173,782	4,718,034

Notes payable, net of current portion and discount	-	344,595
Convertible notes payable, net of discount	555,720	-

Total liabilities	4,729,502	5,062,629

Commitments and contingencies (Note 3)

Stockholders' deficit
Preferred stock $0.0001 par value; authorized 50,000,000 shares with -0- issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock $0.0001 par value; authorized 400,000,000 shares with 36,152,561 and 35,323,626 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3,615	3,532
Additional paid-in capital	12,440,956	5,459,220
Accumulated deficit	(13,248,116)	(8,268,426)
Total stockholders' deficit	(803,545)	(2,805,674)

Total liabilities and stockholders' deficit	$3,925,957	$2,256,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$4,158,122	$236,690	$4,208,856	$305,098
Cost of revenues	3,083,314	193,946	3,129,173	263,060
Gross profit	1,074,808	42,744	1,079,683	42,038

Operating expenses
General and administrative	1,358,822	648,974	2,382,752	1,195,208
Insurance	3,115	2,221	5,345	3,392
Legal and professional	9,761	756,914	129,986	938,922
Travel	51,528	21,525	87,783	50,480
Depreciation and amortization	37,136	15,160	62,644	30,320
Total operating expenses	1,460,362	1,444,794	2,668,510	2,218,322

Loss from operations	(385,554)	(1,402,050)	(1,588,827)	(2,176,284)

Other income (expense)
Interest expense	(156,898)	(37,623)	(254,251)	(70,364)
Amortization of debt discount	(1,299,847)	(261,657)	(2,088,129)	(428,142)
Financing costs	(347,726)	-	(4,156,291)	-
Change in fair value of derivative liability	620,688	-	3,107,808	-
Total other income (expense)	(1,183,783)	(299,280)	(3,390,863)	(498,506)

Net loss	$(1,569,337)	$(1,701,330)	$(4,979,690)	$(2,674,790)

Loss per share	$(0.04)	$(0.05)	$(0.14)	$(0.08)

Weighted average shares outstanding - basic	36,294,779	34,843,217	35,816,239	34,742,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	34,639,920	$3,464	-	$-	-	$-	$1,534,474	$(1,105,518)	$432,420

Issuance of warrants in connection with debt	-	-	-	-	-	-	799,128	-	799,128

Stock-based compensation	-	-	-	-	-	-	150,504	-	150,504

Issuance of shares for cash	-	-	-	-	-	-	150,000	-	150,000

Net loss	-	-	-	-	-	-	-	(973,460)	(973,460)

Balances, March 31, 2022	34,639,920	$3,464	-	$-	-	$-	$2,634,106	$(2,078,978)	$558,592

Elimination of Class A and Class B common stock for single class of common stock	(34,639,920)	(3,464)	-	-	34,639,920	3,464	-	-	-

Stock-based compensation	-	-	-	-	-	-	179,234	-	179,234

Issuance of shares for services	-	-	-	-	500,000	50	499,950	-	500,000

Net loss	-	-	-	-	-	-	-	(1,701,330)	(1,701,330)

Balances, June 30, 2022	-	$-	-	$-	35,139,920	$3,514	$3,313,290	$(3,780,308)	$(463,504)

Balances, December 31, 2022	-	$-	-	$-	35,323,626	$3,532	$5,459,220	$(8,268,426)	$(2,805,674)

Issuance of shares for services	-	-	-	-	17,045	2	14,998	-	15,000

Issuance of shares for financing costs	-	-	-	-	4,245	-	4,500	-	4,500

Issuance of shares for the payment of accrued interest	-	-	-	-	5,655	1	7,587	-	7,588

Stock based compensation	-	-	-	-	-	-	253,851	-	253,851

Settlement of derivative liability	-	-	-	-	-	-	50,582	-	50,582

Net loss	-	-	-	-	-	-	-	(3,410,353)	(3,410,353)

Balances, March 31, 2023	-	$-	-	$-	35,350,571	$3,535	$5,790,738	$(11,678,779)	$(5,884,506)

Issuance of shares for services	-	-	-	-	500,000	50	132,762	-	132,812

Issuance of shares for the payment of accrued interest	-	-	-	-	7,661	1	6,512	-	6,513

Stock based compensation	-	-	-	-	-	-	330,524	-	330,524

Issuance of warrants in connection with debt	-	-	-	-	-	-	28,334	-	28,334

Issuance of shares for intangible assets	-	-	-	-	362,319	36	249,964	-	250,000

Issuance of shares for property and equipment	-	-	-	-	92,010	9	57,498	-	57,507

Issuance of returnable shares	-	-	-	-	1,200,000	120	(120)	-	-

Return of returnable shares	-	-	-	-	(1,360,000)	(136)	136	-	-

Settlement of derivative liability	-	-	-	-	-	-	5,844,608	-	5,844,608

Net loss	-	-	-	-	-	-	-	(1,569,337)	(1,569,337)

Balances, June 30, 2023	-	$-	-	$-	36,152,561	$3,615	$12,440,956	$(13,248,116)	$(803,545)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	For the six months ended
	June 30,
	2023	2022
Operating activities
Net loss	$(4,979,690)	$(2,674,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,643	30,320
Amortization of debt discount	2,088,129	428,142
Stock issued for services	147,812	500,000
Stock-based compensation	584,375	329,738
Financing costs	4,156,291	-
Change in fair value of derivative liability	(3,107,808)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(11,360)
Contract assets	298,615	(87,105)
Inventory	-	(546,384)
Prepaid expenses and other current assets	(268,269)	(509,053)
Accounts payable	(50,683)	(86,402)
Accrued expenses	121,158	175,491
Customer deposits	257,761	1,114,154
Net cash used in operating activities	(689,666)	(1,337,249)

Investing activities
Purchase of property and equipment	(42,618)	-
Purchase of intangible assets	(400,000)	-
Net cash provided by investing activities	(442,618)	-

Financing activities
Proceeds from issuance of notes payable	-	1,350,000
Proceeds from issuance of convertible notes payable	2,614,950	-
Repayment of notes payable	(470,800)	-
Proceeds from issuance of common stock	-	150,000
Net cash provided by financing activities	2,144,150	1,500,000

Net increase in cash	$1,011,866	$162,751
Cash - beginning of period	96,308	252,189
Cash - end of period	$1,108,174	$414,940

Cash paid for income taxes	$-	$-
Cash paid for interest	$106,903	$32,141

Supplemental schedule of non-cash investing and financing activities
Discount on notes payable from derivative liability	$1,563,929	$-
Discount on convertible notes payable from derivative liability	$2,564,950	$-
Shares issued for settlement of accrued interest	$14,101	$-
Accrued interest settled through note payable	$78,929	$-
Settlement of derivative liability	$5,895,190	$-
Shares issued for intangible assets	$250,000	$-
Shares issued for property and equipment	$57,507	$-
Returnable shares issued in connection with notes payable	$120	$-
Return of returnable shares issued in connection with notes payable	$136	$-
Discount on note payable from issuance of warrants	$28,334	$799,128
Original issuance discount on note payable	$-	$135,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

On June 8, 2023, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada pursuant to which it changed its corporate name from Correlate Infrastructure Partners Inc. to Correlate Energy Corp.

The accompanying condensed consolidated financial statements include the accounts of the Company, and its subsidiaries Correlate, Inc. (“Correlate”), a Delaware corporation, and Loyal Enterprises LLC dba Solar Site Design (“Loyal”), a Tennessee limited liability company.

Correlate Energy Corp., together with its subsidiaries, is a technology-enabled vertically integrated sales, development, and fulfillment platform focused on distributed clean and resilient energy solutions North America.

Loyal provided consulting services on acquisitions and project development tools to customers in the commercial solar industry. Effective November 2022, all of Loyal’s assets and operations were transferred to Correlate and Loyal was dissolved.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has not generated positive cash flows from operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2023 and December 31, 2022.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At June 30, 2023, approximately $720,000 of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. As of June 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $90,189, respectively.

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

Impairment Assessment

The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

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

CORRELATE ENERGY CORP.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2023 or December 31, 2022. The Derivative liabilities are Level 3 fair value measurements.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of Level 3 liabilities during the six months ended June 30, 2023:

Balance - December 31, 2022	$722,328
Additions	8,280,670
Settlement	(5,895,190)
Change in fair value	(3,107,808)
Balance - June 30, 2023	$-

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

During June 2023, the Company repaid the November 7, 2022 and December 21, 2022 note payable agreements which, pursuant to the Company’s contract ordering policy, resulted in the settlement of the derivative liability as of June 30, 2023.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated.

Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had potential additional dilutive securities outstanding at June 30, 2023 and 2022, as follows.

	June 30,	June 30,
	2023	2022
Options	6,284,068	3,304,068
Warrants	12,196,254	2,700,000
Convertible notes payable	817,172	-
	19,297,494	6,004,068

Recently Issued Accounting Standards

During the period ended June 30, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

NOTE 4 – DEBT

Convertible Notes Payable

From January 24, 2023 to June 6, 2023, the Company entered into fourteen 14% convertible note payable agreements with proceeds totaling $2,564,950. The convertible notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuances and are convertible at $3.20 per share of common stock. The conversion features were valued at $461,238 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. In connection with the convertible notes, the Company issued a total of 5,129,900 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $4,510,387 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. As a result of the derivative liabilities, the Company recorded additional debt discounts totaling $2,564,950.

Included in the fourteen convertible notes payable is a 14% convertible note payable agreement with proceeds totaling $100,000 with the Company’s CEO issued on January 24, 2023. The convertible note requires quarterly interest payments with the principal due at maturity eighteen months from issuance and is convertible at $3.20 per share of common stock. The conversion feature was valued at $22,569 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. In connection with the convertible note, the Company issued 200,000 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $209,180 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. As a result of the derivative liabilities, the Company recorded a debt discount totaling $100,000.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2023, the Company entered into a 14% convertible note payable agreement with proceeds totaling $50,000. The convertible note requires quarterly interest payments with the principal due at maturity eighteen months from issuance and is convertible at $3.20 per share of common stock. In connection with the note agreement, the Company issued a total of 100,000 warrants exercisable at $0.85 per share. The warrants were fully vested at issuance and expire on June 30, 2025. At issuance, the warrants, valued at $65,389, represented approximately 57% of the total consideration received and resulted in additional discount on the note totaling $28,334 pursuant to ASC 470-20-30, “Debt”.

The following table presents a summary of the Company’s convertible notes payable at June 30, 2023:

			Conversion	Balances - At Issuance		Balances - 6/30/2023
Origination	Maturity	Interest	Rate	Principal	Discount	Principal	Discount
1/24/2023	7/24/2024	14%	$3.20/Share	$100,000	$100,000	$100,000	$71,220
1/25/2023	7/25/2024	14%	$3.20/Share	74,975	74,975	74,975	53,650
1/30/2023	7/30/2024	14%	$3.20/Share	100,000	100,000	100,000	72,220
2/17/2023	8/17/2024	14%	$3.20/Share	1,000,000	1,000,000	1,000,000	749,998
3/7/2023	9/7/2024	14%	$3.20/Share	100,000	100,000	100,000	79,332
3/14/2023	9/10/2024	14%	$3.20/Share	250,000	250,000	250,000	201,333
3/27/2023	9/27/2024	14%	$3.20/Share	100,000	100,000	100,000	82,832
3/30/2023	9/30/2024	14%	$3.20/Share	79,975	79,975	79,975	66,645
4/6/2023	10/6/2024	14%	$3.20/Share	50,000	50,000	50,000	41,666
4/7/2023	10/7/2024	14%	$3.20/Share	400,000	400,000	400,000	333,334
5/5/2023	11/5/2024	14%	$3.20/Share	200,000	200,000	200,000	177,778
5/9/2023	11/9/2024	14%	$3.20/Share	50,000	50,000	50,000	45,722
5/12/2023	11/12/2024	14%	$3.20/Share	50,000	50,000	50,000	45,722
6/6/2023	12/6/2024	14%	$3.20/Share	10,000	10,000	10,000	9,444
6/30/2023	12/30/2024	14%	$3.20/Share	50,000	28,334	50,000	28,334
						$2,614,950	$2,059,230

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s notes payable at June 30, 2023:

			Balances - At Issuance		Balances - 6/30/2023
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	11,536
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	36,767
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	12,293
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	20,367
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	13,302
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	13,302
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	14,318
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	29,920
11/7/2022	11/7/2023	7%	200,000	220,000	-	-
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	14,583
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	58,331
12/21/2022	12/21/2023	7%	200,000	220,000	-	-
1/11/2023	10/11/2023	14%	1,563,929	1,563,929	1,563,929	608,194
					$2,289,329	$832,913

The following table presents a summary of the Company’s notes payable at December 31, 2022:

			Balances - At Issuance		Balances - 12/31/2022
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
1/11/2022	1/11/2023	10%	1,350,000	934,128	1,485,000	38,922
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	21,424
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	66,185
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	22,133
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	35,643
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	23,274
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	23,274
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	24,422
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	49,866
11/7/2022	11/7/2023	7%	200,000	220,000	235,400	192,499
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	22,917
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	91,667
12/21/2022	12/21/2023	7%	200,000	220,000	235,400	210,833
					$2,681,200	$823,059

Line of Credit

On October 3, 2014, the Company entered into a $30,000 line of credit agreement with a former member of Loyal. The line of credit has no maturity with interest at 8.00%. As of June 30, 2023 and December 31, 2022, the outstanding principal and accrued interest totaled $30,808 and $42,130, respectively.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities

The table below summarizes future maturities of the Company’s debt as of June 30, 2023:

December 31,	Amount
2023	$1,593,929
2024	3,319,950
2025	-
2026	-
2027	-
Thereafter	20,400
4,934,279
Less - Discounts	(2,892,143)
$2,042,136

NOTE 5 – EQUITY

Common Stock

During January 2023, the Company issued 4,245 shares of common stock valued at $4,500 for financing costs.

During January 2023, the Company paid $7,589 in accrued interest due to four noteholders by issuing 5,655 shares of common stock.

During March 2023, the Company issued 17,045 shares of common stock valued at $15,000 for services.

During April 2023, the Company entered into a consulting agreement. Pursuant to the consulting agreement, the Company issued 500,000 shares of common stock valued at $106,250. 125,000 shares vested immediately, with the remaining 375,000 shares vested over 24 months.

During April 2023, the Company paid $6,995 in accrued interest due to four noteholders by issuing 7,661 shares of common stock. Included in these shares were 1,350 shares issued to the wife of the Company’s CEO and 2,815 shares issued to the Company’s CEO.

In connection with a repayment plan created for the November 7, 2022 and December 21, 2022 notes payable (Note 4), the Company issued 1,200,000 shares of returnable common stock as security. On June 30, 2023, the notes were paid in full and 1,360,000 returnable shares were returned to the Company and retired.

During April 2023, the Company issued 92,010 shares of common stock valued at $57,507 in connection with the purchase of software.

During June 2023, the Company issued 362,319 shares of common stock valued at $250,000 in connection with a settlement agreement wherein the Company acquired development rights.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the period ended June 30, 2023, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 3.66% to 5.00%; volatility ranging from 237% to 346% based on the historical volatility of the Company’s common stock; exercise prices of $0.85; and terms of 24 to 60 months.

On January 11, 2023, the Company issued 3,127,858 warrants valued at $3,309,000 as part of a note agreement amendment (Note 4).

From January 24, 2023 to June 30, 2023, the Company issued warrants to purchase 5,229,900 shares of common stock valued at $4,575,776 as part of note agreements (Note 4). Included in these warrants is a warrant to purchase 200,000 shares of common stock which was issued to the Company’s CEO.

During April 2023, the Company issued 58,496 warrants to purchase shares of common stock exercisable at $0.85 per share for two years. The warrants, which were immediately vested, were valued at $47,858.

The table below summarizes the Company’s warrants for the period ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2022	3,780,000	$0.48	0.87
Issued	8,416,254	$0.85	3.12
Exercised	-	$-	-
Warrants as of June 30, 2023	12,196,254	$0.73	2.02

Options

During the period ended June 30, 2023, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 3.39% to 4.27%; volatility ranging from 277% to 280% based on the historical volatility of the Company’s common stock; exercise prices ranging from $0.54 to $0.90; and terms of 5 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

From March 1, 2023 to June 14, 2023, the Company issued 1,000,000 options to purchase shares of common stock exercisable at prices ranging from $0.54 to $0.99 per share. The options, which vest over 36 months, were valued at $783,122.

The following table summarizes the Company’s options for the period ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2022	5,284,068	$0.80	4.17
Issued	1,000,000	$0.82	5.00
Exercised	-	$-	-
Options as of June 30, 2023	6,284,068	$0.81	3.85

At June 30, 2023, options to purchase 3,057,059 shares of common stock were vested and options to purchase 3,227,009 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $2,218,587 as they vest.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

Shareholder Advances and Payables

At June 30, 2023 and December 31, 2022, the Company had advances payable of $22,154, respectively, due to the Company’s President and CEO, Mr. Todd Michaels. Mr. Michaels is also a member of the Company’s Board of Directors and holds approximately 10% of the Company’s common stock.

At June 30, 2023 and December 31, 2022, the Company had advances payable of $11,865, respectively, due to an individual who holds less than 5% of the Company’s common stock.

At June 30, 2023 and December 31, 2022, the Company had advances payable of $62,500 due to an individual who is the Company’s largest shareholder.

At June 30, 2023 and December 31, 2022, the Company had accounts payable of $258,000 and $256,000, respectively, due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder. The Company incurred $3,000 of operating expenses with the entity during the period ended June 30, 2023.

At June 30, 2023 and December 31, 2022, the Company had accounts payable of $78,346 and $73,000, respectively, due to Loutex Production Company, an entity owned by the Company’s largest shareholder. The Company incurred $4,900 of operating expenses with the entity during the period ended June 30, 2023.

At June 30, 2023, the Company had accounts payable of $10,000 due to P&C Ventures, Inc. The Company incurred $20,000 of operating expenses with P&C Ventures Inc. during the period ended June 30, 2023. Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an officer of P&C Ventures, Inc.

Michaels Consulting

At June 30, 2023 and December 31, 2022, the Company had accounts payable of $344,000, respectively, due to Michaels Consulting, an entity owned by the wife of Mr. Michaels.

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

Accrued Bonus

At June 30, 2023, the Company accrued bonus compensation for its CEO and CFO of approximately $150,000 and $115,000, respectively. The accrued bonus compensation was unchanged from December 31, 2022.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SUBSEQUENT EVENTS

During July 2023, the Company issued 28,894 shares of common stock for payment of accrued interest on notes payable at June 30, 2023.

During July 2023, the Company issued 58,240 warrants to purchase shares of common stock exercisable at $0.70 per share for two years.

During July 2023, the Company and P&C Ventures, Inc. agreed to amend the January 2022 note payable to extend the maturity from October 11, 2023 to December 11, 2023. In connection with the amendment, the Company extended the expiration date of 2,700,000 warrants previously issued to P&C Ventures, Inc. from July 11, 2023 to December 11, 2023.

During July 2023, the Company issued to the Company’s CFO 250,000 options to purchase shares of common stock exercisable at $0.77 per share for five years.

During July 2023, the Company entered into two 14% convertible note payable agreements with proceeds totaling $125,000. The convertible notes require quarterly interest payments with the principal due at maturity eighteen months from issuance and is convertible at $3.20 per share of common stock. In connection with the note agreements, the Company issued a total of 250,000 warrants exercisable at $0.85 per share for two years.

During August 2023, the Company entered into a 14% convertible note payable agreement with proceeds totaling $500,000. The convertible note requires quarterly interest payments with the principal due at maturity eighteen months from issuance and is convertible at $3.20 per share of common stock. In connection with the note agreement, the Company issued a total of 500,000 warrants exercisable at $0.85 per share for two years.

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

Overview

Correlate Energy Corp. (OTCQB: CIPI), formerly Correlate Infrastructure Partners Inc., together with its subsidiaries, is a technology-enabled vertically integrated sales, development, and fulfillment platform focused on distributed clean and resilient energy solutions North America. The Company believes scaling distributed clean energy solutions is critical in mitigating the effects of climate change. We believe that we are at the forefront in creating an industry-leading energy solution and financing platform for the commercial and industrial sector. The Company sees tremendous market opportunity in reducing site-specific energy consumption and deploying clean energy generation and energy efficiency solutions at scale.

Recently Issued Accounting Pronouncements

During the six months ended June 30 2023, and through August 11, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

At June 30, 2023, the Company had a cash balance of $1,108,174, as compared to a cash balance of $96,308 at December 31, 2022. The Company incurred negative cash flow from operations of $689,666 for the six months ended June 30, 2023, as compared to negative cash flow from operations of $1,337,249 in the comparable prior year period. The decrease in negative cash flow from operations was primarily the result of increased contract assets and decreased inventory outflows during the current period. Cash used in investing activities during the six months ended June 30, 2023 totaling $442,618 and were the result of the purchase of property and equipment and intangible assets. Cash flows from financing activities during the six months ended June 30, 2023, totaled $2,144,150 and were the result of $2,614,950 in proceeds from loan agreements and $470,800 in repayments of loan agreements. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023 and 2022, the Company’s revenues totaled $4,158,122 and $236,690, respectively. We anticipate the Company’s revenues in upcoming quarters to continue to grow as revenues are recognized from projects in progress and in the pipeline. Gross profit for the three months ended June 30, 2023, totaled $1,074,808 compared to $42,744 in the comparable prior year period. We anticipate future gross margins to increase from the current level as we commercialize new project opportunities and cover more fixed costs within cost of sales and expand our margins.

For the three months ended June 30, 2023, our operating expenses increased to $1,460,362 compared to $1,444,784 for the comparable period in 2022. The increase of $15,578, or 1%, was primarily driven by compensation expenses associated with added strategic management and staff offset by a decrease in legal and professional fees. Compensation expenses for the three months ended June 30, 2023 included approximately $507,000 and $331,000 in salaries and wages and the non-cash expenses of stock-based compensation, respectively, compared to approximately $327,000 and $179,000, respectively, in the prior period. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the three months ended June 30, 2023, other expenses totaled $1,183,783, compared to $299,280 in the comparable prior year period. This increase in other expenses was primarily driven by financing costs totaling $347,726 which were the result of derivative liabilities, and $1,299,847 in amortization of debt discount incurred during the period ended June 30, 2023 compared to $261,657 during the prior year period. The expenses during the period ended June 30, 2023 were partially offset by a $620,688 decrease in the fair value of derivative liabilities. We anticipate our other expenses to remain elevated as the Company incurs interest from debt and related financing costs to expand its operations.

The activities above resulted in net losses of $1,569,337 and $1,701,330 for the three months ended June 30, 2023 and 2022, respectively.

Comparison of the Six Months Ended June 30, 2023 and 2022

For the six months ended June 30, 2023 and 2022, the Company’s revenues totaled $4,208,856 and $305,098, respectively. We anticipate the Company’s revenues in upcoming quarters to continue to grow as revenues are recognized from projects in progress and in the pipeline. Gross profit for the six months ended June 30, 2023, totaled $1,079,683 compared to $42,038 in the comparable prior year period. We anticipate future gross margins to increase from the current level as we commercialize new project opportunities and cover more fixed costs within cost of sales and expand our margins.

For the six months ended June 30, 2023, our operating expenses increased to $2,668,510 compared to $2,218,312 for the comparable period in 2022. The increase of $450,198, or 20%, was primarily driven by compensation expenses associated with added strategic management and staff offset by a decrease in legal and professional fees. Compensation expenses for the six months ended June 30, 2023 included approximately $999,000 and $584,000 in salaries and wages and the non-cash expenses of stock-based compensation, respectively, compared to approximately $606,000 and $330,000, respectively, in the prior period. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the six months ended June 30, 2023, other expenses totaled $3,390,863, compared to $498,506 in the comparable prior year period. This increase in other expenses was primarily driven by financing costs totaling $4,156,291 which were the result of derivative liabilities, and $2,088,129 in amortization of debt discount incurred during the period ended June 30, 2023 compared to $428,142 during the prior year period. The expenses during the period ended June 30, 2023 were partially offset by a $3,107,808 decrease in the fair value of derivative liabilities. We anticipate our other expenses to remain elevated as the Company incurs interest from debt and related financing costs to expand its operations.

The activities above resulted in net losses of $4,979,690 and $2,674,790 for the six months ended June 30, 2023 and 2022, respectively.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2023, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six-month period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2023, we sold an aggregate of $2,614,950 of our convertible promissory notes and issued an aggregate of 5,229,900 warrants to purchase shares of our common stock in connection with the issuance of the notes and 3,127,858 warrants to purchase shares of our common stock in connection with a note amendment. Each of the purchasers of the notes represented to the Company that such purchaser is an “accredited” for purposes of Rule 501 of Regulation D. The issuance of the warrants was made in a private placement exempt from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated under the Act.

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

Dated: August 11, 2023	Correlate Energy Corp. (Registrant) /s/ Todd Michaels
Todd Michaels Chief Executive Officer (Principal Executive Officer)
Dated: August 11, 2023	Correlate Energy Corp. (Registrant) /s/ Channing F. Chen
Channing F. Chen Chief Financial Officer (Principal Financial Officer)

