Form 10-Q
period 2023-09-30
Correlate Energy Corp.
filed 2023-11-14
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55825

CORRELATE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-4250492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

176 S. Capitol Blvd., 2nd Floor Boise, Idaho	83702
(Address of Principal Executive Offices)	(Zip Code)

(855)-264-4060

(Registrant’s telephone number, including area code)

220 Travis Street, Suite 501, Shreveport, LA 71101

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.0001 per share, outstanding as of November 13, 2023 was 36,181,457.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

CORRELATE ENERGY CORP.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022

Assets
Current assets
Cash	$3,218,263	$96,308
Contract assets	128,103	684,185
Prepaid expenses and other current assets	697,542	395,953
Total current assets	4,043,908	1,176,446

Property and equipment
Property and equipment, net	114,970	4,004
Total property and equipment	114,970	4,004

Other assets
Intangible assets - customer relationships, net	151,970	187,040
Intangible assets - developed technology, net	3,460	13,870
Intangible assets - development rights, net	668,065	112,744
Goodwill	762,851	762,851
Total other assets	1,586,346	1,076,505

Total assets	$5,745,224	$2,256,955

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$204,741	$396,743
Accounts payable, related parties	750,346	673,000
Accrued expenses	772,683	1,285,898
Customer deposits	3,076,771	-
Shareholder advances	96,519	96,519
Line of credit	30,000	30,000
Notes payable, current portion, net of discount	522,456	67,468
Notes payable, related parties, current portion, net of discount	1,227,089	1,446,078
Convertible notes payable, current portion, net of discount	683,103	-
Convertible notes payable, related party, current portion, net of discount	45,448	-
Derivative liability	-	722,328
Total current liabilities	7,409,156	4,718,034

Notes payable, net of current portion and discount	-	315,786
Notes payable, related parties, net of current portion and discount	-	28,809
Convertible notes payable, net of current portion and discount	683,297	-

Total liabilities	8,092,453	5,062,629

Commitments and contingencies (Note 3)

Stockholders' deficit
Preferred stock $.0001 par value; authorized 50,000,000 shares with -0- issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common stock $0.0001 par value; authorized 400,000,000 shares with 36,181,457 and 35,323,626 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,618	3,532
Additional paid-in capital	14,280,986	5,459,220
Accumulated deficit	(16,631,833)	(8,268,426)
Total stockholders' deficit	(2,347,229)	(2,805,674)

Total liabilities and stockholders' deficit	$5,745,224	$2,256,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$930,277	$2,312,577	$5,139,133	$2,617,675
Cost of revenues	698,256	2,169,138	3,827,429	2,432,198
Gross profit	232,021	143,439	1,311,704	185,477

Operating expenses
General and administrative	1,611,987	2,301,539	3,994,739	3,496,747
Insurance	2,826	1,487	8,171	4,879
Legal and professional	76,592	75,552	206,578	1,014,474
Travel	39,314	35,340	127,097	85,820
Depreciation and amortization	89,841	15,560	152,485	45,880
Total operating expenses	1,820,560	2,429,478	4,489,070	4,647,800

Loss from operations	(1,588,539)	(2,286,039)	(3,177,366)	(4,462,323)

Other income (expense)
Interest expense	(183,273)	(43,381)	(437,524)	(113,745)
Amortization of debt discount	(1,611,905)	(257,497)	(3,700,034)	(685,639)
Financing costs	-	-	(4,156,291)	-
Change in fair value of derivative liability	-	-	3,107,808	-
Total other income (expense)	(1,795,178)	(300,878)	(5,186,041)	(799,384)

Net loss	$(3,383,717)	$(2,586,917)	$(8,363,407)	$(5,261,707)

Loss per share	$(0.09)	$(0.07)	$(0.23)	$(0.15)

Weighted average shares outstanding - basic	36,175,490	35,139,920	35,937,305	34,876,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	34,639,920	$3,464	-	$-	-	$-	$1,534,474	$(1,105,518)	$432,420

Issuance of warrants in connection with debt	-	-	-	-	-	-	799,128	-	799,128

Stock-based compensation	-	-	-	-	-	-	150,504	-	150,504

Issuance of shares for cash	-	-	-	-	-	-	150,000	-	150,000

Net loss	-	-	-	-	-	-	-	(973,460)	(973,460)

Balances, March 31, 2022	34,639,920	$3,464	-	$-	-	$-	$2,634,106	$(2,078,978)	$558,592

Elimination of Class A and Class B common stock for single class of common stock	(34,639,920)	(3,464)	-	-	34,639,920	3,464	-	-	-

Stock-based compensation	-	-	-	-	-	-	179,234	-	179,234

Issuance of shares for services	-	-	-	-	500,000	50	499,950	-	500,000

Net loss	-	-	-	-	-	-	-	(1,701,330)	(1,701,330)

Balances, June 30, 2022	-	$-	-	$-	35,139,920	$3,514	$3,313,290	$(3,780,308)	$(463,504)

Issuance of warrants in connection with debt	-	-	-	-	-	-	417,314	-	417,314

Stock-based compensation	-	-	-	-	-	-	1,306,773	-	1,306,773

Net loss	-	-	-	-	-	-	-	(2,586,917)	(2,586,917)

Balances, September 30, 2022	-	$-	-	$-	35,139,920	$3,514	$5,037,377	$(6,367,225)	$(1,326,334)

Balances, December 31, 2022	-	$-	-	$-	35,323,626	$3,532	$5,459,220	$(8,268,426)	$(2,805,674)

Issuance of shares for services	-	-	-	-	17,045	2	14,998	-	15,000

Issuance of shares for financing costs	-	-	-	-	4,245	-	4,500	-	4,500

Issuance of shares for the payment of accrued interest	-	-	-	-	5,655	1	7,587	-	7,588

Stock based compensation	-	-	-	-	-	-	253,851	-	253,851

Settlement of derivative liability	-	-	-	-	-	-	50,582	-	50,582

Net loss	-	-	-	-	-	-	-	(3,410,353)	(3,410,353)

Balances, March 31, 2023	-	$-	-	$-	35,350,571	$3,535	$5,790,738	$(11,678,779)	$(5,884,506)

Issuance of shares for services	-	-	-	-	500,000	50	132,762	-	132,812

Issuance of shares for the payment of accrued interest	-	-	-	-	7,661	1	6,512	-	6,513

Stock based compensation	-	-	-	-	-	-	330,524	-	330,524

Issuance of warrants in connection with debt	-	-	-	-	-	-	28,334	-	28,334

Issuance of shares for intangible assets	-	-	-	-	362,319	36	249,964	-	250,000

Issuance of shares for property and equipment	-	-	-	-	92,010	9	57,498	-	57,507

Issuance of returnable shares	-	-	-	-	1,200,000	120	(120)	-	-

Return of returnable shares	-	-	-	-	(1,360,000)	(136)	136	-	-

Settlement of derivative liability	-	-	-	-	-	-	5,844,608	-	5,844,608

Net loss	-	-	-	-	-	-	-	(1,569,337)	(1,569,337)

Balances, June 30, 2023	-	$-	-	$-	36,152,561	$3,615	$12,440,956	$(13,248,116)	$(803,545)

Issuance of shares for the payment of accrued interest	-	-	-	-	28,896	3	18,553	-	18,556

Issuance of shares for services							39,843		39,843

Stock based compensation	-	-	-	-	-	-	458,986	-	458,986

Issuance of warrants in connection with debt	-	-	-	-	-	-	1,322,648	-	1,322,648

Net loss	-	-	-	-	-	-	-	(3,383,717)	(3,383,717)

Balances, September 30, 2023	-	$-	-	$-	36,181,457	$3,618	$14,280,986	$(16,631,833)	$(2,347,229)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	For the nine months ended
	September 30,
	2023	2022
Operating activities
Net loss	$(8,363,407)	$(5,261,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	152,485	45,880
Amortization of debt discount	3,700,034	685,639
Stock issued for services	187,655	500,000
Stock-based compensation	1,043,361	1,636,511
Financing costs	4,156,291	-
Change in fair value of derivative liability	(3,107,808)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(383,028)
Contract assets	556,082	-
Inventory	-	(174,843)
Prepaid expenses and other current assets	(301,589)	(94,983)
Accounts payable	(114,656)	(4,633)
Accrued expenses	(401,629)	1,043,152
Customer deposits	3,076,771	32,816
Net cash provided by (used in) operating activities	583,590	(1,975,196)

Investing activities
Purchase of property and equipment	(65,785)	(8,305)
Purchase of intangible assets	(400,000)	-
Net cash used in investing activities	(465,785)	(8,305)

Financing activities
Proceeds from issuance of notes payable	-	1,930,000
Proceeds from issuance of convertible notes payable	3,474,950	-
Repayment of notes payable	(470,800)	-
Proceeds from issuance of common stock	-	150,000
Net cash provided by financing activities	3,004,150	2,080,000

Net increase in cash	$3,121,955	$96,499
Cash - beginning of period	96,308	252,189
Cash - end of period	$3,218,263	$348,688

Cash paid for income taxes	$-	$-
Cash paid for interest	$245,136	$32,141

Supplemental schedule of non-cash investing and financing activities
Discount on notes payable from derivative liability	$1,563,929	$-
Discount on convertible notes payable from derivative liability	$2,564,950	$-
Shares issued for settlement of accrued interest	$32,657	$-
Accrued interest settled through note payable	$78,929	$-
Settlement of derivative liability	$5,895,190	$-
Shares issued for intangible assets	$250,000	$-
Shares issued for property and equipment	$57,507	$-
Returnable shares issued in connection with notes payable	$120	$-
Return of returnable shares issued in connection with notes payable	$136	$-
Discount on note payable from issuance of warrants	$1,350,982	$1,216,442
Original issuance discount on note payable	$-	$135,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

On June 8, 2023, Correlate Energy Corp. (the "Company") filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada pursuant to which it changed its corporate name from Correlate Infrastructure Partners Inc. to Correlate Energy Corp.

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

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include aggressive marketing, acquisitions, and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with acquisitions and additional financing as necessary will result in improved operations and cash flow in 2024 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. The Company's cash balances may exceed FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

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

Revenue Recognition

The Company accounts for revenue in accordance with FASB ASC 606, "Revenue from Contracts with Customers."

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

Fair Value Measurement

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our condensed consolidated balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair value, but GAAP provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our condensed consolidated balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2023 or December 31, 2022. The derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended September 30, 2023:

Balance - December 31, 2022	$722,328
Additions	8,280,670
Settlement	(5,895,190)
Change in fair value	(3,107,808)
Balance - September 30, 2023	$-

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

On November 7, 2022 and December 21, 2022, the Company issued note payable agreements (Note 4) which contained default provisions that contain a conversion feature meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, the warrant and convertible note issuances subsequent to November 7, 2022, resulted in derivative liabilities.

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

During the six months ended June 30 2023, the Company repaid the November 7, 2022 and December 21, 2022 note payable agreements resulting in the reclassification of derivative liabilities totaling $546,654 to additional paid in capital on the accompanying condensed consolidated statements of stockholders’ deficit. Additionally, pursuant to the Company’s contract ordering policy, the warrant (Note 5) and convertible note (Note 4) issuances from November 7, 2022 to June 30, 2023 no longer met the definition of derivative liabilities requiring bifurcation. Accordingly, pursuant to the Company’s contract ordering policy and ASC 815-15-35-4, derivative liabilities related to the warrants and convertible notes, which were estimated to have fair values of $202,551 and $5,145,985, respectively, as of June 30, 2023, were derecognized and reclassified to additional paid in capital on the accompanying condensed consolidated statements of stockholders’ deficit.

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

The Company had potential additional dilutive securities outstanding at September 30, 2023 and 2022, as follows.

	September 30,	September 30,
	2023	2022
Options	7,204,068	4,184,068
Warrants	14,474,494	3,280,000
Convertible notes payable	1,085,922	-
	22,764,484	7,464,068

Recently Issued Accounting Standards

During the period ended September 30, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

NOTE 4 – DEBT

Convertible Notes Payable

From January 24, 2023 to June 6, 2023, the Company entered into fourteen 14% convertible note payable agreements with proceeds totaling $2,564,950. The convertible notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuances and are convertible at $3.20 per share of common stock. The conversion features were valued at $461,238 and recorded as a derivative liability pursuant to the Company’s contract ordering policy (Note 1). In connection with the convertible notes, the Company issued a total of 5,129,900 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $4,510,387 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. As a result of the derivative liabilities from the conversion features and warrants, and pursuant to ASC 815-15-30, the Company recorded debt discounts totaling $2,564,950, which were limited to the net proceeds from the convertible notes, with the remaining $2,406,675 recognized as financing costs on the accompanying condensed consolidated statements of operations.

Included in the fourteen convertible notes payable is a 14% convertible note payable agreement with proceeds totaling $100,000 with the Company’s CEO issued on January 24, 2023. The convertible note requires quarterly interest payments with the principal due at maturity eighteen months from issuance and is convertible at $3.20 per share of common stock. The conversion feature was valued at $22,569 and recorded as a derivative liability pursuant to the Company’s contract ordering policy (Note 1). In connection with the convertible note, the Company issued 200,000 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $209,180 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. As a result of the derivative liabilities from the conversion features and warrants, and pursuant to ASC 815-15-30, the Company recorded a debt discount totaling $100,000, which were limited to the net proceeds from the convertible notes, with the remaining $131,749 recognized as financing costs on the accompanying condensed consolidated statements of operations.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From June 30, 2023 to August 31, 2023, the Company entered into seven 14% convertible note payable agreements with proceeds totaling $910,000. The convertible notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuance and are convertible at $3.20 per share of common stock. In connection with the note agreements, the Company issued a total of 1,820,000 warrants exercisable at $0.85 per share which expire two years from issuance. The warrants, which were immediately vested, were valued at $1,160,925 and resulted in additional discount on the notes totaling $508,607 pursuant to ASC 470-20-30, “Debt”.

The following table presents a summary of the Company’s convertible notes payable at September 30, 2023:

			Conversion	Balances - At Issuance		Balances - 9/30/2023
Origination	Maturity	Interest	Rate	Principal	Discount	Principal	Discount
1/24/2023	7/24/2024	14%	$3.20/Share	$100,000	$100,000	$100,000	$54,552
1/25/2023	7/25/2024	14%	$3.20/Share	74,975	74,975	74,975	41,155
1/30/2023	7/30/2024	14%	$3.20/Share	100,000	100,000	100,000	55,552
2/17/2023	8/17/2024	14%	$3.20/Share	1,000,000	1,000,000	1,000,000	583,330
3/7/2023	9/7/2024	14%	$3.20/Share	100,000	100,000	100,000	62,664
3/14/2023	9/10/2024	14%	$3.20/Share	250,000	250,000	250,000	159,666
3/27/2023	9/27/2024	14%	$3.20/Share	100,000	100,000	100,000	66,164
3/30/2023	9/30/2024	14%	$3.20/Share	79,975	79,975	79,975	53,316
4/6/2023	10/6/2024	14%	$3.20/Share	50,000	50,000	50,000	33,332
4/7/2023	10/7/2024	14%	$3.20/Share	400,000	400,000	400,000	266,668
5/5/2023	11/5/2024	14%	$3.20/Share	200,000	200,000	200,000	144,445
5/9/2023	11/9/2024	14%	$3.20/Share	50,000	50,000	50,000	37,388
5/12/2023	11/12/2024	14%	$3.20/Share	50,000	50,000	50,000	37,388
6/6/2023	12/6/2024	14%	$3.20/Share	10,000	10,000	10,000	7,776
6/30/2023	12/30/2024	14%	$3.20/Share	50,000	28,334	50,000	23,612
7/7/2023	1/7/2025	14%	$3.20/Share	25,000	14,775	25,000	12,315
7/21/2023	1/21/2025	14%	$3.20/Share	35,000	20,103	35,000	17,319
7/26/2023	1/26/2025	14%	$3.20/Share	100,000	56,527	100,000	49,747
8/10/2023	2/10/2025	14%	$3.20/Share	500,000	268,545	500,000	243,625
8/24/2023	2/24/2023	14%	$3.20/Share	100,000	60,313	100,000	56,412
8/31/2023	2/28/2025	14%	$3.20/Share	100,000	60,010	100,000	56,676
						$3,474,950	$2,063,102

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

On January 11, 2023, the Company and P&C Ventures, Inc. agreed to amend the January 11, 2022, note payable. The Company accounted for the amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. As part of the agreement, $78,929 in accrued and unpaid interest was added to the principal balance, bringing the total principal balance of the note payable to $1,563,929. Additionally, the interest rate and maturity date were amended to 14% and October 11, 2023, respectively. In connection with the amendment, the Company issued P&C Ventures, Inc. 3,127,858 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $3,309,045 and recorded as a derivative liability pursuant to the Company’s contract ordering policy (Note 1). As a result of the derivative liability from the warrants, and pursuant to ASC 815-15-30, the Company recorded a debt discount totaling $1,563,929, which was limited to the net proceeds from the note, with the remaining $1,745,116 recognized as financing costs on the accompanying condensed consolidated statements of operations. On July 10, 2023, the Company and P&C Ventures, Inc. agreed to extend the maturity of the note payable, which had an outstanding principal balance of $1,563,929, from October 11, 2023 to December 11, 2023. The Company accounted for the amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. In connection with the amendment, the Company agreed to extend the exercise date of 2,700,000 warrants to purchase shares of common stock exercisable at $0.25 per share from July 11, 2023 to December 11, 2023. The extension of the warrants, which were revalued at $1,825,800, resulted in a discount on the note totaling $842,375 pursuant to ASC 470-20-30.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s notes payable at September 30, 2023:

			Balances - At Issuance		Balances - 9/30/2023
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	6,592
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	22,058
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	7,373
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	12,729
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	8,316
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	8,316
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	9,266
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	19,947
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	10,416
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	41,663
7/10/2023	12/11/2023	14%	1,563,929	1,563,929	1,563,929	393,108
					$2,289,329	$539,784

The following table presents a summary of the Company’s notes payable at December 31, 2022:

			Balances - At Issuance		Balances - 12/31/2022
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
1/11/2022	1/11/2023	10%	1,350,000	934,128	1,485,000	38,922
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	21,424
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	66,185
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	22,133
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	35,643
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	23,274
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	23,274
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	24,422
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	49,866
11/7/2022	11/7/2023	7%	200,000	220,000	235,400	192,499
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	22,917
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	91,667
12/21/2022	12/21/2023	7%	200,000	220,000	235,400	210,833
					$2,681,200	$823,059

Line of Credit

On October 3, 2014, the Company entered into a $30,000 line of credit agreement with a former member of Loyal. The line of credit has no maturity with interest at 8.00%. As of September 30, 2023 and December 31, 2022, the outstanding principal and accrued interest totaled $31,408 and $42,130, respectively.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities

The table below summarizes future maturities of the Company’s debt as of September 30, 2023:

December 31,	Amount
2023	$1,593,929
2024	3,319,950
2025	860,000
2026	-
2027	-
Thereafter	20,400
5,794,279
Less - Discounts	(2,602,886)
$3,191,393

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

During July 2023, the Company paid $18,537 in accrued interest due to eight noteholders by issuing 28,896 shares of common stock. Included in these shares were 1,943 shares issued to the wife of the Company’s CEO and 5,441 shares issued to the Company’s CEO.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the period ended September 30, 2023, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 3.66% to 5.00%; volatility ranging from 195% to 346% based on the historical volatility of the Company’s common stock; exercise prices ranging from $0.70 to $0.85; and terms of 24 to 60 months.

On January 11, 2023, the Company issued 3,127,858 warrants valued at $3,309,000 as part of a note agreement amendment (Note 4).

From January 24, 2023 to August 31, 2023, the Company issued warrants to purchase 6,949,900 shares of common stock valued at approximately $5,671,000 as part of note agreements (Note 4). Included in these warrants is a warrant to purchase 200,000 shares of common stock which was issued to the Company’s CEO.

During April 2023, the Company issued 58,496 warrants to purchase shares of common stock exercisable at $0.85 per share for two years. The warrants, which were immediately vested, were valued at $47,858.

During July 2023, the Company issued 58,240 warrants to purchase shares of common stock exercisable at $0.70 per share for two years. The warrants, which were immediately vested, were valued at $35,952.

During August 2023, the Company issued 500,000 warrants to purchase shares of common stock exercisable at $0.70 per share for five years. The warrants, which vest over 24 months, were valued at $329,434.

The table below summarizes the Company’s warrants for the period ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2022	3,780,000	$0.48	0.87
Issued	10,694,494	$0.84	3.02
Exercised	-	$-	-
Warrants as of September 30, 2023	14,474,494	$0.75	1.96

Options

During the period ended September 30, 2023, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 3.39% to 4.29%; volatility ranging from 277% to 281% based on the historical volatility of the Company’s common stock; exercise prices ranging from $0.54 to $0.99; and terms of 5 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

During September 2023, the Company’s Stockholders approved an amendment of the 2021 Equity Incentive Plan to increase the numbers of issuable shares from 5,000,000 to 10,000,000

From March 1, 2023 to September 1, 2023, the Company issued 1,920,000 options to purchase shares of common stock exercisable at prices ranging from $0.54 to $0.99 per share. The options, which vest over 12 to 36 months, were valued at $1,549,018.

Included in the 1,920,000 options issued above were 250,000 options to purchase shares of common stock exercisable at $0.77 per share for five years which were issued to the Company’s former CFO for ongoing consulting services.

The following table summarizes the Company’s options for the period ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2022	5,284,068	$0.80	4.17
Issued	1,920,000	$0.83	5.00
Exercised	-	$-	-
Options as of September 30, 2023	7,204,068	$0.81	3.76

At September 30, 2023, options to purchase 3,617,041 shares of common stock were vested and options to purchase 3,587,027 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $2,602,630 as they vest.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

Shareholder Advances and Payables

At September 30, 2023 and December 31, 2022, the Company had advances payable of $22,154, respectively, due to the Company’s President and CEO, Mr. Todd Michaels. Mr. Michaels is also a member of the Company’s Board of Directors and holds approximately 10% of the Company’s common stock.

At September 30, 2023 and December 31, 2022, the Company had advances payable of $11,865, respectively, due to an individual who holds less than 5% of the Company’s common stock.

At September 30, 2023 and December 31, 2022, the Company had advances payable of $62,500 due to an individual who is the Company’s largest shareholder.

At September 30, 2023 and December 31, 2022, the Company had accounts payable of $258,000 and $256,000, respectively, due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder. The Company incurred $3,000 of operating expenses with the entity during the period ended September 30, 2023.

At September 30, 2023 and December 31, 2022, the Company had accounts payable of $78,346 and $73,000, respectively, due to Loutex Production Company, an entity owned by the Company’s largest shareholder. The Company incurred $4,900 of operating expenses with the entity during the period ended September 30, 2023.

At September 30, 2023, the Company had accounts payable of $70,000 due to P&C Ventures, Inc. The Company incurred $160,000 of operating expenses with P&C Ventures Inc. during the period ended September 30, 2023. Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an officer of P&C Ventures, Inc.

Michaels Consulting

At September 30, 2023 and December 31, 2022, the Company had accounts payable of $344,000, respectively, due to Michaels Consulting, an entity owned by the wife of Mr. Michaels.

Notes Payable

During January 2023, the Company amended the January 2022 note agreement with P&C Ventures, Inc. and issued warrants related to the amendment, as disclosed in Note 4. During July 2023, the Company amended the January 2023 agreement and modified warrants related to the original note, as disclosed in Note 4.

Convertible Notes Payable

During January 2023, the Company entered into a convertible note agreement with Mr. Michaels totaling $100,000 and issued 200,000 warrants, valued at approximately $209,000, related to the note, as disclosed in Note 4.

Accrued Bonus

At September 30, 2023, the Company accrued bonus compensation for its CEO and former CFO of approximately $150,000 and $115,000, respectively. The accrued bonus compensation was unchanged from December 31, 2022.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets as of September 30, 2023 are summarized as follows:

			Accumulated
Type	Useful Life	Amount	Amortization	Net
Development rights	2-3 years	$769,383	$101,318	$668,065
Customer relationships	5 years	233,800	81,830	151,970
Developed technology	2 years	27,750	24,290	3,460
		$1,030,933	$207,438	$823,495

The Company’s intangible assets as of December 31, 2022 are summarized as follows:

			Accumulated
Type	Useful Life	Amount	Amortization	Net
Development rights	2-3 years	$119,383	$6,639	$112,744
Customer relationships	5 years	233,800	46,760	187,040
Developed technology	2 years	27,750	13,880	13,870
		$380,933	$67,279	$313,654

Future amortization of the Company’s intangible assets as of September 30, 2023 are as follows:

December 31,	Amount
2023	$83,431
2024	319,884
2025	286,852
2026	133,328
$823,495

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued and has determined that the following subsequent events require disclosure.

During October 2023, the Company issued 33,911 shares of common stock for payment of accrued interest on notes payable at September 30, 2023.

During October 2023, the Company issued 72,329 warrants to purchase shares of common stock exercisable at $0.85 per share for five years.

During October 2023, the Company issued 250,000 options to each of the non-executive members of the board of directors – Matthew Flemming, Cory Hunt, Bob Powell, and Eli Albrecht. The options exercisable at $0.86 per share for five years.

On October 10, 2023, the Company entered into a 14% convertible note payable agreement with proceeds totaling $375,000. The convertible note requires quarterly interest payments with the principal due at maturity eighteen months from issuance and is convertible at $3.20 per share of common stock. In connection with the note agreements, the Company issued a total of 750,000 warrants exercisable at $0.85 per share for two years.

From October 10, 2023 to November 7, 2023, the Company entered into four 14% convertible note payable agreements with proceeds totaling $625,000. The convertible notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuance and are convertible at $3.20 per share of common stock. In connection with the note agreements, the Company issued a total of 1,250,000 warrants exercisable at $0.85 per share which expire two years from issuance. The warrants, which were immediately vested, were valued at $1,558,376 and resulted in additional discount on the notes totaling $439,295 pursuant to ASC 470-20-30.

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

The following discussion and analysis of the results of financial condition and results of operations for the three and nine months ended September 30, 2023 and September 30, 2022 should be read in conjunction with our condensed consolidated financial statements, and the notes to those condensed consolidated financial statements that are included elsewhere in this prospectus.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue,” and the negatives thereof or similar expressions to identify forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

Correlate Energy Corp. (OTCQB: CIPI), formerly Correlate Infrastructure Partners Inc., through its main operating subsidiary, Correlate Inc., offers a complete suite of proprietary clean energy assessment and fulfilment solutions for the commercial real estate industry. The Company believes scaling distributed clean energy solutions is critical in mitigating the effects of climate change. We believe that we are at the forefront in creating an industry-leading energy solution and financing platform for the commercial and industrial sector. The Company sees tremendous market opportunity in reducing site-specific energy consumption and deploying clean energy generation and energy efficiency solutions at scale.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2022, and through September 30, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

Liquidity and Capital Resources

At September 30, 2023, the Company had a cash balance of $3,218,263, as compared to a cash balance of $96,308 at December 31, 2022. The Company incurred positive cash flow from operations of $583,590 for the nine months ended September 30, 2023, as compared to negative cash flow from operations of $1,975,196 in the comparable prior year period. The increase in cash flow from operations was primarily the result of increased revenues and contract assets during the current period. Cash used in investing activities during the nine months ended September 30, 2023 totaled $465,785 and were the result of the purchase of property and equipment and intangible assets. Cash flows from financing activities during the nine months ended September 30, 2023, totaled $3,004,150 and were the result of $3,474,950 in proceeds from loan agreements and $470,800 in repayments of loan agreements. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023 and 2022, the Company’s revenues totaled $930,277 and $2,312,577, respectively. The decrease in revenues for the three months ended September 30, 2023, is primarily driven by the timing of contracted revenue recognized for engineering, procurement and construction services (“EPC”) and consulting. We anticipate the Company’s revenues in upcoming quarters to grow as revenues are recognized from projects in progress and in the pipeline. Gross profit for the three months ended September 30, 2023, totaled $232,021 compared to $143,439 in the comparable prior year period. We anticipate future gross margins to increase from the current level as we commercialize new project opportunities and cover more fixed costs within cost of sales and expand our margins.

For the three months ended September 30, 2023, our operating expenses decreased to $1,820,560 compared to $2,429,478 for the comparable period in 2022. The decrease of $608,918, or 25%, was primarily driven by a decrease in compensation expenses, including stock-based compensation. Compensation expenses for the three months ended September 30, 2023 included approximately $533,000 and $459,000 in salaries and wages and the non-cash expenses of stock-based compensation, respectively, compared to approximately $735,000 and $1,307,000, respectively, in the prior period. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the three months ended September 30, 2023, other expenses totaled $1,795,178, compared to $300,878 in the comparable prior year period. This increase in other expenses was primarily driven by $1,611,905 and $183,273 in amortization of debt discount and interest expense, respectively, incurred during the period ended September 30, 2023 compared to $257,497 and $43,381, respectively, during the prior year period. We anticipate our other expenses to remain elevated as the Company incurs interest from debt and related financing costs to expand its operations.

The activities above resulted in net losses of $3,383,717 and $2,586,917 for the three months ended September 30, 2023 and 2022, respectively.

Comparison of the Nine Months Ended September 30, 2023 and 2022

For the nine months ended September 30, 2023 and 2022, the Company’s revenues totaled $5,139,133 and $2,617,675, respectively. The increase in revenues is primarily driven from a higher volume of contracts for engineering, procurement and construction services (“EPC”) and consulting for the nine months ended September 30, 2023. We anticipate the Company’s revenues in upcoming quarters to continue to grow as revenues are recognized from projects in progress and in the pipeline. Gross profit for the nine months ended September 30, 2023, totaled $1,311,704 compared to $185,477 in the comparable prior year period. We anticipate future gross margins to increase from the current level as we commercialize new project opportunities and cover more fixed costs within cost of sales and expand our margins.

For the nine months ended September 30, 2023, our operating expenses decreased to $4,489,070 compared to $4,647,800 for the comparable period in 2022. The decrease of $158,730, or 3%, was primarily driven by increased travel costs and compensation expenses associated with added strategic management and staff offset by a decrease in legal and professional fees and stock based compensation. Compensation expenses for the nine months ended September 30, 2023 included approximately $1,532,000 and $1,043,000 in salaries and wages and the non-cash expenses of stock-based compensation, respectively, compared to approximately $1,341,000 and $1,637,000, respectively, in the prior period. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the nine months ended September 30, 2023, other expenses totaled $5,186,041, compared to $799,384 in the comparable prior year period. This increase in other expenses was primarily driven by financing costs totaling $4,156,291 which were the result of derivative liabilities, and $3,700,034 in amortization of debt discount incurred during the period ended September 30, 2023 compared to $685,639 during the prior year period. The expenses during the period ended September 30, 2023 were partially offset by a $3,107,808 decrease in the fair value of derivative liabilities. We anticipate our other expenses to remain elevated as the Company incurs interest from debt and related financing costs to expand its operations.

The activities above resulted in net losses of $8,363,407 and $5,261,707 for the nine months ended September 30, 2023 and 2022, respectively.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that, at September 30, 2023, such disclosure controls and procedures were not effective.

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

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Interim Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine-month period ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended September 30, 2023, we sold an aggregate of $860,000 of our convertible promissory notes and issued an aggregate of 1,720,000 warrants to purchase shares of our common stock in connection with the issuance of the notes. Each of the purchasers of the notes represented to the Company that such purchaser is an “accredited” for purposes of Rule 501 of Regulation D. The issuance of the warrants was made in a private placement exempt from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated under the Act.

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

Dated: November 14, 2023	Correlate Energy Corp. (Registrant) /s/ Todd Michaels
Todd Michaels Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

