Form 10-K
period 2023-12-31
Correlate Energy Corp.
filed 2024-04-01
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2023 was $14,352,545.

The number of shares of the registrant’s common stock outstanding as of March 28, 2024 was 40,122,009.

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

Item 1. Business

Our Business

Correlate Energy Corp., together with its subsidiaries (collectively the “Company”, “Correlate”, “we”, “us” and “our”), is a technology-enabled vertically integrated sales, development, and fulfillment platform focused on distributed clean and resilient energy solutions in North America.

We focus on real estate assets that have a complex energy profile but do not have the resources of time, expertise, or capital available to invest in technology and sustainable infrastructure upgrades that will improve the net operating income (“NOI”) and resiliency of those properties. Complexities for building and property owners can stem from having either (i) a large portfolio of sites in different locations or (ii) a single location that has a variety of different business processes, operations, and equipment that require a wide skillset of expertise to continually optimize (such as achieving the ISO 50001 standard).

We provide property owners and REITs access to energy experts and solutions via a lean software-driven process.  Our process includes end-to-end engineering, finance, project management, and fulfillment services for all major facility energy improvements. Through our processes, we manage client opportunities with the correct experts, solutions, and execution resources across their entire portfolio to help our clients achieve their sustainability mandates, ensure facility uptime, and/or improve bottom-line operating margins. The Company leverages on-demand and in-house experts with our internal systems and technology to turn our clients’ drive for a competitive edge into a comprehensive energy optimization and management program. Each custom program can significantly lower our client’s energy usage, costs, and carbon footprint, thereby improving NOI and providing our clients more flexibility to focus and invest in other areas of their businesses.

The Company is also involved in developing microgrid infrastructure in areas that cannot be properly served by centralized electrical infrastructure. Microgrids may be required due to (i) a lack of grid capacity or transmission infrastructure, (ii) a lack of funding available for new buildouts, or (iii) long lead times for utilities to deliver the electricity. Microgrids are emerging as a flexible approach to deploying distributed energy resources that can meet the electricity needs of existing communities and new developments without necessarily being connected to the power grid.

Behind our platform is a team of multi-decade industry experts in renewable energy generation, efficiency technology, software development, project finance, supply chain, and construction. The Company’s team is comprised of serial entrepreneurs and innovators who have built some of the leading companies in the clean energy space, including technology-based startups and F500 divisions. Our CEO, Todd Michaels, has been in the solar industry since 2005, formerly as VP of Product Innovations at SunEdison, Senior Director - Distributed Solar at NRG Energy (NYSE: NRG), and SVP of Project Development and Marketing at Solar Power Partners (acquired by NRG Energy in 2011). Jason Loyet, our Director of Commercial Solar, has over 20 years in the cleantech industry and was a U.S. Department of Energy SunShot Catalyst award winner for his work building the Solar Site Design technology platform. Our Chief Revenue Officer, Dave Bailey, brings over 15 years of executive sales, supply chain management, and energy efficiency experience from Wesco’s Distributed Energy Resource division (formerly Westinghouse) and GE Supply. Our CFO, Johan Themaat, has held key financial positions at private, public, and startup companies, including Mission Energy, NGL Energy Partners, and RBS. As CFO of Mission Energy, he led financial strategy, back-office operations, and corporate development. As VP of M&A and Investor Relations of NGL Energy Partners (NYSE:NGL), he was instrumental in executing the acquisition strategy, forecasting, and board communications. He gained his financial experience as an investment banker, including RBS's energy investment bank. Mr. Themaat brings his proficiency in financial strategy, planning and analysis, M&A, and capital-raising to the Company. Jed Freedlander, our Director of Corporate Development, has played a central role in the development of several high-profile Public-Private Partnership (P3) projects in the United States. His expertise in creating sustainable and resilient infrastructure has been instrumental in enhancing communities and driving economic growth. With a career spanning over two decades, Mr. Freedlander has garnered extensive experience in the field of infrastructure development where his roles have encompassed a wide range of responsibilities, from strategic planning to project implementation. Roger Baum, our Executive VP of Operations, has successfully sourced and implemented over $1 billion in projects where Mr. Baum’s roles have spanned the entire spectrum of turnkey project delivery, from legal structuring and financing to design and construction. Prior to joining the Company, Mr. Baum was the Vice President of Public-Private Partnerships for CORE Construction, a leading billion-dollar construction management firm in the U.S.

We believe that building and property owners will choose our services for actionable, cashflow-positive, NOI-improving energy programs. The Inflation Reduction Act (“IRA”) has had an immediate positive impact on demand for our services.  Furthermore, numerous states in the U.S. are setting renewable portfolio standards and goals, in addition to the critical and significant underlying carbon reduction mandates taking effect in the U.S. and beyond. Finally, with environmental, social, and governance (“ESG”) mandates increasingly becoming a priority for businesses, we believe that we are well-positioned to be one of the premier net-zero carbon emissions, smart building platform service and infrastructure providers in the United States.

Market Opportunity

Solar deployment in the U.S., relative to other energy sources, has reached a tipping point, where in 2023 solar PV grew over 50% YOY and is projected to account for over 50% of new generating capacity brought online, according to Wood McKenzie, the Solar Energy Industries Association, and the U.S. Energy Information Administration (“EIA”), Preliminary Monthly Electric Generator Inventory.  Yet market penetration remains below 5% according to the U.S. Energy Information Administration, 2020 Residential Energy Consumption Survey, and the 2018 Commercial Energy Consumption Survey. The U.S. Energy Information Administration projects the percentage of U.S. electric capacity additions from solar will grow from 46% in 2022 (18 GWac) to 54% in 2023 (31 GWac), 63% in 2024 (44 GWac), and 71% in 2025 (51 GWac). We believe that our software-centered, asset-light development and financing business model that is focused on continuous design and process improvement will allow solar to achieve large-scale adoption.

The EIA estimates that there are 6 million commercial buildings in the U.S. This sector is the largest single consumer of energy in the country - using over $2 trillion of energy each year. The EIA and U.S. Department of Energy (“DOE”) estimate that up to 30%, or approximately $600 billion, is wasted through inefficiencies, representing 15% of greenhouse gas emissions, according to industry experts. According to the U.S. Green Building Council, as of 2022, only 100,000 buildings in the country have a Leadership in Energy and Environmental Design (“LEED”) certification, a global rating system that acts as a framework to guide energy efficiency, among others. While energy upgrades have real, tangible results, this reveals that most buildings still lack energy programs. According to the DOE, some of the primary barriers that prevent businesses from adopting energy measures include lack of funding, perceived insufficient return on investment, lack of the ability to investigate and implement projects, and lack of general knowledge and technical expertise to implement and maintain such projects. Despite the hesitancy of building and property owners to investigate and implement such projects, we believe that opportunities for improved energy efficiency, lower costs, and lower carbon emissions are enormous.  There are favorable market conditions that point towards market opportunities for us to significantly grow our business. For instance, rapid technological advancements and decreasing costs have driven renewable energy to become the second most widespread electricity source in the country. The EIA reports that renewable energy reached a record high of 14% of total energy consumption in 2022. Among renewable energy sources, solar power has become predominant, with solar power capacity growing from just 0.34 GW in 2008 to approximately 174.7142.3 GW in 2023, per Solar Energy Industries Association (“SEIA”) and Woods McKenzie. When it comes to commercial building retrofits, the Rocky Mountain Institute estimates that portfolio energy optimization is a $290 billion market in the U.S., driving deep financial savings and energy efficiency across the commercial sector.

At the same time, the U.S. is increasingly powering itself with clean, renewable energy to strategically phase out carbon pollution by 2050. The U.S. government has recently outlined long-term goals to cut emissions by 50% to 52% by 2030 based on 2005 levels and accomplish a net zero economy by 2050. States and local governments are also taking action to phase out carbon pollution. There are 38 states and the District of Columbia that have renewable portfolio standards (“RPS”), and in 12 of those states (plus DC), the requirement is for 100% clean energy by 2050 or earlier. More than 2,000 businesses and financial institutions have partnered with the Science Based Targets initiative (“SBTi”) to reduce their emissions in line with climate science; meanwhile, over 400 corporations worldwide are working with RE100, a corporate initiative of businesses committed to 100% renewable energy. With massive market demand for carbon reduction and energy optimization, we believe our scalable offerings are well-positioned to meet these goals.

Our Solutions

Our management team understands the barriers prohibiting the scalable deployment of distributed energy solutions.  We have developed innovative processes and tools targeted at bulk real estate owners, educating them on the financial benefits of energy projects, allowing them to compare potential energy upgrade options, and facilitating the implementation of retrofit measures via attractive turnkey offerings with no-money-down 100% funding options. We also provide custom solutions for energy contractors to more efficiently target potential clients and offer more compelling energy services - fully funded and easy to comprehend.

We use software to bring together energy project development, institutional project financing, and certified installers into a standardized process featuring strong quality, investment-grade controls. This ‘market-making’ model allows us to optimize and keep fixed-costs low, which leads to high scalability and improved pricing for consumers while preserving financial returns to project investors and lenders. We do not need to subsidize the marketplace as there are already large pools of installers who need more consistent, quality work.

Our Proprietary Customer Acquisition Tool

We use our proprietary customer acquisition processes and online project development platform to generate a regular flow of qualified energy project opportunities. Expensive customer acquisition is one of the major barriers to entry in the distributed energy industry, which we believe our process addresses, helping to sustain profitability and improve predictability. We aggregate the project data entered by regional energy professionals, and connect the projects to our approved centralized engineers and analysts who finalize the design and explore financing options for the site, thereby reducing customer development costs and increasing close rates. By leveraging a collaborative marketplace model, we are also able to provide clients with additional energy services, creating additional revenue opportunities for the Company.

An Integrated Platform for Deploying Commercial Energy Solutions at Scale

Our platform was created by a team of clean energy pioneers. This innovative platform, tools, and business model were the result of the team's average 20+ years of experience working with energy customers, including countless "voice of the customer" research engagements. Our offering was created after the results of a business model innovation project at SunEdison made it clear that any strategic energy plan should provide end users the resources to create, implement, and manage an ongoing plan, regardless of the magnitude of the economic opportunity. Additionally, California investor-owned utilities, including DNV GL and others, conducted research efforts for their energy efficiency business plans. These combined insights informed the need for a platform to connect on-demand energy managers with energy end users and the development of a streamlined software workflow process based on the ISO 50001 framework for Strategic Energy Management (aka Energy Management System).

Our management team has conducted over 100 structured interviews with energy product and service providers to understand the challenges they are facing with the commercialization, deployment, and financing of their products and services. Our research was focused on gaining insights into six key areas: priority initiatives, success factors, perceived barriers, decision criteria, buying influencers, and resources that buyers trust. We have used the results of our research to create three target buyer profiles and have been designing and adjusting our go-to-market, product, and pricing strategies around the target buyer’s specific needs. Based on direct customer feedback, we believe that we have either significantly mitigated or removed risks for customers to highly prioritize and execute their sustainability initiatives. We also created contracts, pricing, and payment programs based on this feedback.

Technology Capabilities

The Company leverages a cloud-based energy project platform designed to streamline, accelerate, and scale retrofit projects in commercial and industrial (“C&I”) buildings. The platform is constantly being developed and improved and consists of an integration of best-in-class third-party and internally developed systems. The platform uses advanced energy retrofit simulation and algorithms to manage the entire energy retrofit cycle: origination, building energy performance assessment, project development, project financing, implementation oversight, and ongoing monitoring. This technology stack typically reduces project transaction costs and execution timelines by a factor of five and is thus particularly well-suited for medium-sized commercial buildings.

Our central management platform is a SaaS-based Building Relationship Manager (“BRM”) that connects data and solution applications for up to 90% faster energy decisions. As disparate data, products, and applications make energy-related decision-making exceedingly difficult in buildings, our platform solves that problem by bringing all data points and applications into a single system, making building energy analysis more actionable. The platform is open and standards-based, allowing us to have digital relationships with customers, partners, and utilities throughout the U.S.

Our services have already been deployed across over 30 major U.S. metropolitan areas. We have processed and completed project simulations and use cases on more than 250,000 buildings (representing over 15 billion sq ft of real estate), resulting in more than $11 billion in annual energy savings opportunities identified. We are leveraging our platform to catalyze energy retrofits in owner-occupied buildings and those owned by REITs. Our bulk portfolio analysis is similar to a “Zillow for energy projects" in buildings through its ability to model properties with five basic inputs. We will increasingly adapt and simplify the user interface (“UI”), user experience (“UX”), and workflows to make them more compelling to non-energy expert stakeholders (such as SMBs).  Additionally, we will simplify the retrofit value proposition and business case in terms that resonate directly with the owners’ key business metrics, such as savings as a percent of profit margins or improving bottom-line net NOI.

Our Process

Correlate uses its complete building energy model to rapidly create a best-fit solution bundle for each building in a given territory. The Company uses a database of building data archetypes derived from the U.S. Department of Energy’s Commercial Reference Building Models. With this model, and a handful of building physical characteristics, the Company rapidly creates an initial assessment of current building energy performance. The data points - exact address, building use, square footage, number of floors, and year built - are enhanced by other data such as building codes, weather, energy prices, rebates, and grid programs.

Correlate creates solution scenarios with a business case for each and in aggregate as a bundle - efficiency, solar, storage, EV infrastructure, and other grid revenue opportunities. Appropriate financing based on the asset owners’ goals is included to eliminate the need for upfront capital and remove performance risk.

Correlate automatically drives contract-level pricing on the created building model to simulate and match each measure in its solution library to estimate the cost, energy savings, payback period, internal rate of return, carbon savings, and NOI. These measures include solar, upgraded HVAC systems, installation of ground or air source heat pumps, lighting upgrades, smart thermostats/controls, or real-time energy management systems. The library was developed by multiple research projects and initiatives, including the DOE Building Component, the LBNL Commercial Building Energy Saver, and the Commercial Buildings Sector Agent-Based Model (“CoBAM”), a project of the Georgia Institute of Technology and Argonne National Laboratory.

Step-by-Step Sale to Project Completion Process

The customer engagement process begins by benchmarking and prioritizing the goals of our potential customers.  The process continues by acquiring building data to analyze energy consumption to quickly identify savings (and hence, improved NOI) with intelligent machine learning. By analyzing and comparing data, numerous incentives are created through this process.

At its core, the Company uses a physics-based hourly building energy simulation model to create a “digital twin” of each building in its database. The model is used throughout the process to originate, develop, finance, and deliver retrofit projects that meet precise metrics to building owners. We provide end-to-end building energy analytics to support the development, financing, and ongoing monitoring of building energy retrofit projects. Once a lead is acquired, the following illustrates the project development workflow of our systems-based approach:

4

-

Building Energy Performance Assessment - the user provides energy use information, minimum of one complete bill for each energy meter. We then adjust the calibration of the building model to benchmark and assess the overall building energy performance;

-

Progressive Energy Audit - the user responds to a simple online remote audit survey designed for non-energy professionals. The information is automatically reflected into our building energy model and facility database;

-

Retrofit Simulation - Based on information collected from the remote audit, our proposed retrofit options are recalculated, review for QA by a human expert, and presented to the opportunity lead. ESP and solutions vendors can further refine the analysis after their on-site visit to refine the scoping and make a more formal proposal to the facility owner;

-

Project Risk Assessment - For projects requiring third party financing solutions, a risk assessment provides technical due diligence capability to evaluate the uncertainty of the proposed savings measures, credit and regulatory risks;

-

Financing and Performance Assurance - We have developed a network of financing partners to cater to most financing needs of retrofit projects (PPA, PACE, ESA, fixed payments as a service, and loans). Based on contract type, additional performance assurance plans are available from third parties;

-	Measurement and Verification (“M&V”) – We provide M&V tools to automatically determine the baseline and run the monthly performance to forecast;
-	Ongoing Monitoring and Maintenance – We conduct continuous, ongoing monitoring and maintenance of all building retrofit projects.

Business Model

The majority of our projects are originated by third-party generation programs, whom we select, control, and direct.  Projects are also originated through in-house sales using the Company’s platform. Referral-only organizations are paid a commission for each project that we install and complete. Revenues are generated by our in-house and end-to-end development and fulfillment resources for engineering, procurement, and construction services (“EPC”) and consulting services.

The Company’s contracts for EPC services require us to a) provide engineering services, b) obtain materials, and c) install materials to agreed-upon specifications and achieve certain defined project milestones. The Company recognizes revenues for engineering, materials, and installation over time utilizing the input method wherein revenues are recognized based on efforts or inputs to satisfy the performance obligation.

The Company’s contracts for consulting services require us to assist the client in achieving certain defined project milestones. Revenues are recognized over time as the Company performs the consulting services and value is provided to the client.

Acquisition and Growth Strategy

The Company actively seeks to acquire private companies that can complement its business model, grow its project pipeline, bring critical execution capabilities, and contribute to EBITDA. Potential acquisition targets will include specialized software companies that help further scale and accelerate aspects of project development, financing, supply chain management, and unique regional fulfillment needs. However, as of the date hereof, we have not entered into any binding agreements regarding any potential acquisition target.

Value Proposition to the Building Owner

We offer a multi-value proposition to building owners, as set forth below:

Industry Performance and Outlook

Renewable energy has become the second-most prevalent electricity source in the U.S. Rapid technology advancements, decreasing costs of renewable energy resources, and the increased competitiveness of battery storage have made renewables one of the most competitive energy sources.

The industry has moved past the supply chain constraints, increased shipping costs, and rising commodity prices experienced during the COVID-19 pandemic (2020-2021). Furthermore, in 2022, the Inflation Reduction Act of 2022 was signed into Law, providing increased federal tax incentives for renewable energy projects.

Many cities, states, and utilities in the U.S. are setting ambitious clean energy goals, increasing renewable portfolio standards, and enacting energy storage procurement mandates. Furthermore, more than 4,500 businesses and financial institutions worldwide are working with the SBTi to reduce their emissions in line with climate science.

Renewable Energy Consumption in the U.S. 2020-2050 (U.S. Energy Information Administration)

Renewable energy growth is poised to accelerate in 2023 and beyond as concern for climate change and support for ESG considerations grow, along with accelerated demand for cleaner energy sources from most market segments. At the same time, federal and state mandates are helping spur activity in the renewable sector that will likely drive further growth. By 2025, the EIA projects that approximately 15.21 quadrillion Btu of renewable energy are expected to be consumed in the U.S. And by 2050, this could reach 21.51 quadrillion Btu, almost doubling the estimated renewable energy consumed in 2020.

Solar is the Fastest Growing Generation Resource

Solar power is more affordable, accessible, and prevalent in the U.S. than ever before. From just 0.34 gigawatts (“GW”) in 2008, solar power capacity has grown to an estimated 142.3 GW today, as per the SEIA. This is enough to power the equivalent of 25 million average American homes. To add, over 3.4% of U.S. electricity comes from solar energy in the form of solar photovoltaics (“PV”) and concentrating solar-thermal power (“CSP”). Since 2014, the average cost of solar PV panels has dropped nearly 70%, and markets for solar energy are maturing rapidly around the U.S. since solar electricity is now economically competitive with conventional energy sources in most states.

It is estimated that solar PV panels on just 22,000 square miles of the nation’s total land area - about the size of Lake Michigan - could supply enough electricity to power the entire country, according to a report from the National Renewable Energy Laboratory. Solar panels can also be installed on rooftops with essentially no land use impacts, and it is projected that more than 1 in 7 homes will have a rooftop solar PV system by 2030. The EIA, in a December 2021 report, said it projects the U.S. will add about 78 GW of new electricity generation capacity in 2022 through year-end 2023. The agency said 62% of that total, or about 49 GW, will come from large-scale solar power and energy storage projects. This means 2024 could well see the industry growing solar-plus-storage buildouts, exploring floating solar PV modules, and expanding community solar projects to new markets. Pairing storage with solar offers cost synergies, operational efficiencies, and the opportunity to reduce storage capital costs with the solar investment tax credit.

Moreover, the solar market is a proven incubator for job growth nationwide. Further data from DOE shows that solar jobs in the U.S. have increased 167% over the past decade, which is 5 times faster than the overall job growth rate in the U.S. economy. There are more than 255,000 solar workers in the U.S. in fields spanning manufacturing, installation, project development, trade, distribution, and more.

Clean Energy Goals Boost Commercial Solar Demand

EIA’s Commercial Buildings Energy Consumption Survey estimated that there were 6 million commercial buildings in the U.S. in 2018, and this sector accounts for about 76% of electricity use and 40% of all U.S. primary energy use and associated greenhouse gas (“GHG”) emissions. In 2019, only 69,066 buildings had a LEED certification - one of the most commonly used green building rating systems in the world. Developed by the U.S. Green Building Council, this system acts as a framework to guide buildings regarding energy efficiency, among other cost-saving standards.

Further data from EIA shows that while large buildings (greater than 100,000 square feet, such as high-rise office buildings) represent just 2% of U.S. commercial buildings, they represent nearly 35% of the U.S. commercial building stock floor area, and they are more likely to have smart building technology components such as distributed energy resources. Small and medium buildings (100,000 square feet or smaller) represent nearly 98% of U.S. commercial buildings and typically lack smart building technologies. This shows that a majority of commercial buildings still lack energy projects and, therefore, represent a large market opportunity for the Company. Particularly, the portfolio energy optimization market, according to Rocky Mountain Institute, is a $290 billion opportunity in the U.S.

Buildings Sector: A Snapshot

Expected Growth in Corporate Investments

ESG has emerged as a major influence on corporate policies and practices as businesses and investors are increasingly called upon to address topics such as sustainability and environmental equity, among others. As a result, many large companies are pledging to utilize renewable energy. Climate change is having a major effect on the ways businesses plan, assess risk, and deploy resources, and investors are now asking how businesses are reducing their carbon footprint. These initiatives are fueling the dramatic growth of renewable energy, especially investment in solar power. As a result, total corporate spending for solar projects, including venture capital funding and debt financing, rose 42% in 2023 compared to 2022, reaching $34.4 billion up from $24.1 billion in 2022, according to Mercom Capital.

Furthermore, a 2023 survey completed by Net Zero Tracker found that the share of large publicly-traded companies with net zero targets more than doubled in a little over two years, up from more than a third in 2022. This trend is only expected to grow, as net-zero initiatives become more critical to an organization’s longevity. Energy cost savings, increasing energy security, and customer attraction/retention are the biggest drivers of investment.

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

Clean Energy Commitments and Initiatives

In 2022, more than 4,500 businesses and financial institutions (including American Express, Owens Corning, Molson Coors, BNSF Railway, etc.) are working with the SBTi to reduce their emissions in line with climate science. Additionally, 60% of Fortune 500 companies (2020) have set a climate or energy-related commitment. This represents a 12% increase from 2017. While renewable generation is an essential strategy for these companies to meet their climate and sustainability promises, energy efficiency solutions are expected to be the single largest strategy to reduce their emissions and carbon footprint, as per EIA.

Also, as of March 2022, approximately 400 corporations worldwide have joined RE100 and have made a commitment to go 100% renewable. According to RE100, if the current roster of RE100 members were a country, they would be the 21st largest electricity consumer in the world - bigger than South Africa. In December of 2021, President Biden signed an Executive Order that directed the Federal Government to use its scale and procurement power to achieve 100% carbon pollution-free electricity by 2023, with half to be locally supplied clean energy, 100% zero-emission vehicle acquisitions by 2035, net-zero emissions from Federal procurement, net-zero emissions building portfolio by 2045, and net-zero emissions from overall Federal operations by 2050 including a 65% emissions reduction by 2030.

Barriers to Renewable Energy Technologies

Renewable energy has overcome numerous barriers to become competitive with coal, natural gas, and nuclear power. Nonetheless, renewables still face major obstacles when it comes to adoption. Data from Johnson Controls (discussed below) shows the leading deterrents to successful smart building carbon reduction programs. To solve these issues, the Company’s solutions involve no money upfront (100% financing), deployment of energy managers and resources, performing detailed analytics, and continuous performance monitoring, among others. By providing a solution to these deterrents, we believe that our solutions unlock significant opportunities that exist in renewable energy.

Reasons Smart Building Carbon Reduction Programs Fail (Johnson Controls Energy Efficiency Indicator Survey, 2020)

Lack of Funding / Uncertainty in Savings Performance

The most obvious and widely publicized barrier to renewable energy is capital costs or the upfront expense of building and installing solar farms. According to McKinsey, a holistic U.S. Energy efficiency program would yield gross energy savings worth more than $1.2 trillion, well above the $520 billion needed for upfront investment in efficiency measures. Such a program is estimated to reduce end-use energy consumption by 9.1 quadrillion Btus, roughly 23% of projected demand, abating up to 1.1 gigatons of greenhouse gases annually. Like most renewables, solar is exceedingly cheap to operate - its “fuel” is free, and maintenance is minimal - so the bulk of the expense comes from building the technology.

According to SEIA, commercial solar panel systems cost an average of $1.66 per watt as of 2023. For example, a factory with a system size of 350 kW would cost around $581,000. Limited access to commercial financing has long been recognized by experts to be one of the major barriers to implementing energy efficiency projects. Competing for financing with other core business investment projects, energy efficiency projects often rank low on the priority lists of high-level private sector managers or investors. Higher construction costs also make financial institutions more likely to perceive renewables as risky, lending money at higher rates and making it harder for utilities or developers to justify the investment. Funding can be difficult to secure and, as a result, can deter building owners.  However, the Company has the ability to provide financing options for 100% of the project costs with no out-of-pocket cost to building owners leveraging experience from the solar industry where power purchase agreements (“PPAs”) have helped drive the rapid adoption of commercial solar since 2005.

Perceived Insufficient Payback / ROI

A common barrier in the utility sector is the perception that energy efficiency actions will reduce a company’s revenue. Businesses also face uncertainty about how long it will take to pay back their energy investments. While true in some cases, energy efficiency programs can help electricity companies better manage peak demand and also defer the need for investing in new power infrastructure, and thus can be very profitable for electricity companies. The Company’s solutions also provide recommendations such as short, medium, and long-term payback with ROI scenarios to make it extremely transparent and easy for our clients to understand and analyze the benefits of our product offerings and programs.

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

Lack of Awareness

Approximately 11% of respondents to the Johnson Controls survey pointed to a general lack of awareness of the importance, benefits, and potential of renewable energy, both among the general public and major stakeholders, thus constraining rapid adoption. There is often a lack of awareness of the cost of solar systems in particular, and many operators assume they are cost prohibitive without understanding ROI benefits.

Expanding Government Energy Policies

A combination of federal incentives, state policies, and market conditions have accelerated increases in renewable electricity generation and is expected to drive demand for the Company’s services. For example, the U.S. has recently set long-term goals to reach net zero emissions by 2050. As part of this initiative, the U.S. will not only move to 100% clean energy but will also prioritize clean fuels like hydrogen and biofuels where needed, cut energy waste, reduce methane and non-carbon emissions, and scale up carbon removal. Additionally, the current administration plans to cut emissions from 50% to 52% by 2030 based on 2005 levels, achieving total carbon-free power by 2035 and achieving a net zero economy by 2050.

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

According to the U.S. government, energy codes for residential and commercial buildings are projected to save $138 billion in energy costs, 900 MMT of avoided Co2 emissions, and 13.5 Btus of primary energy (cumulative 2010-2040). These savings equate to the annual emissions of 195 million passenger vehicles, 227 coal power plants, and 108 million homes.

States’ Renewable Portfolio Standards and Goals

As of the end of 2021, 31 states and the District of Columbia had established renewable portfolio standards (“RPS”) or renewable goals, and in 12 of those states (and the District of Columbia), the requirement is for 100% clean electricity by 2050 or earlier. Designed to increase the use of renewable energy sources for electricity generation, state RPS programs vary widely in terms of program structure, enforcement mechanisms, size, and application. According to EIA, states have generally met their interim RPS targets in recent years, with only a few exceptions reflecting unique, state-specific policy designs. Roughly half of all growth in U.S. renewable electricity generation and capacity since 2000 is associated with state RPS requirements. Nationally, the role of RPS policies represented about 23% of all U.S. renewable electricity capacity additions in 2019. Within particular regions - especially the Northeast - RPS policies continue to serve a central role in motivating growth in renewable electricity generation.

California’s RPS Milestones - In California, the state’s ambitious RPS was established in 2002 and requires that by 2020, at least 33% of all electricity flowing into households and commercial buildings should be sourced from renewable energy. According to the Natural Resources Defense Council (“NRDC”), billion-dollar renewable energy investments in the state have created more than 100,000 jobs as early as 2015. In 2021, the Los Angeles Times reported that the state hit nearly 95% of its renewable energy goals - supplying power to over 6.4 million homes and reducing harmful carbon emissions by over 21 million metric tons annually. The program is growing so fast in part because of the measurable economic benefits. Through the end of 2020, participants collectively saved nearly $1.2 billion. These efforts are widely supported by Californians. 83% of California residents support setting a target for the state to generate 50% of its electricity from renewable resources.

A number of factors helped create an environment favorable for RPS compliance, including RPS-qualified generation projects that take advantage of federal incentives, reductions in the cost of renewable technologies, and complementary state and local policies that either reduce costs or increase revenue streams associated with RPS-eligible technologies. States have adopted a number of other policies to support greater investment in the adoption of renewable energy, including Public Benefits Funds for Renewable Energy, Output-Based Environmental Regulations, Interconnection Standards, Net Metering, Feed-In Tariffs, and programs by the U.S. EPA.

The Future is Renewable

The Solar Market Insight Report ranks the top states across the country based on the total amount of solar electric capacity installed and in operation as of the end of the first quarter of 2021. To put into context, SEIA figures also include the equivalent number of homes that can be powered by that solar capacity in the individual state. Here are the current leaders for solar power in the U.S.:

Top Solar Energy States (Solar Market Insight Report, 2021)

State	Cumulative Solar Capacity (Megawatts)	Equivalent Number of Homes Supplied
California	31,873	8,548,370
Texas	9,311	1,082,407
North Carolina	7,132	859,707
Florida	7,074	842,897
Arizona	5,247	810,751
Nevada	3,904	672,707
New Jersey	3,653	586,709
Massachusetts	3,263	545,258
Georgia	3,069	359,160
New York	2,840	474,848

While California has dominated the U.S. solar market, other markets are continuing to expand rapidly and are emerging solar hotbeds. For instance, some smaller Northeastern states, like Massachusetts and New Jersey, are emerging solar states. The above leaderboard shows that it is not just about land space and the natural sunshine; the policies and economics driving these installations are just as impactful.

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

Target Market Demographics

We operate nationwide, with an emphasis on the Northeast region, California, and Hawaii. States in the Northeast have a long history of climate leadership, from strengthening renewable energy standards to reducing power sector emissions and modernizing transportation systems. In fact, all 9 states in the region have an RPS and are part of the Regional Greenhouse Gas Initiative (“RGGI”), which serves to reduce global warming pollution from power plants through the implementation of a carbon cap-and-trade system.

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

Regional Opportunities

To meet 2030 emissions targets, at least 35% of the Northeast region’s power generation must come from renewable sources such as solar and wind. Including hydroelectricity, 57% of the Northeast's energy must be renewable by 2030. In a report, the Pace Energy and Climate Center has identified two key opportunities for growth in the region.

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

•

Corporate procurement of renewable energy is a major potential driver for renewable energy development in the Northeast region, as it is across the country. Many large companies have the interest and ability to develop projects themselves, directly finance or invest in construction of new renewable capacity, or enter into long-term PPAs with new suppliers. These companies are motivated by corporate social responsibility commitments, the demands of their customers, and, increasingly, energy cost savings. In the Northeast, these companies can take advantage of currently high renewable energy credit (“REC”) prices by “arbitraging” the RECs from the projects - that is, selling the RECs from the Northeast project into local compliance markets and then purchasing cheaper RECs from outside the region. Depending on the price differential between the sold and replacement RECs, this can substantially lower the cost of renewable energy for these companies, while producing primary- tier local supply in the Northeast.

Competitive Strengths

Our competitive strengths include the following:

-

Low-Cost Origination with Ongoing Upsell: We have an extensive referral partner network that brings us qualified leads keeping our cost of customer acquisition low. Our referral partner network includes original equipment manufacturers (“OEMs”), industry consultants, facility management providers, and industry peers. Additionally, since we plan to stay with the customer’s facility over a multi-year contract, subsequent sales are very low cost and can be coordinated on a timely basis based on market and facility conditions we actively monitor. Our programs facilitate rapid engagements and get facilities to take action to manage their energy. Our proprietary process for site data capture and project development are also used by our third-party energy service/product providers to unlock their regional markets and historic client base. We believe that this provides for aggregation that further reduces our costs and increases the velocity of our growth.  It also creates an ecosystem model, which is an integrated set of formal, contracted relationships for project origination, development, financing, and installation of solar, efficiency, storage, and EV charging that combine in-house resources with third-party regional and niche expertise to meet a nationwide scalable offering.

-

Simple, Transparent, Turnkey Customer Experience (Efficiency, Generation, EVs): When a client opts-in to our program services they gain access to a multitude of products, services, and installation capacity via a lean software driven process. Facility surveys, analytics, engineering, finance, project management and fulfillment services are all provided from one source for all major energy improvements. We address heating, cooling and lighting solutions, with clean onsite generation, that allows us to reach for net zero goals, while supporting new electric load growth, given high growth applications such as electric vehicle charging impact sites. The current industry standard is separating providers by solution, forcing clients to manage multiple relationships, sort through complex proposals, and manage challenging contractors through completion. Our proactive management and monitoring systems address these issues allowing facility owners to focus on their core business as we provide a transparent turnkey experience for them.

-

Competition Across All Supply Chains: We are not tied to any particular product, equipment type, technology or project finance fund, allowing us to seek the best partner and supplier for each project to our advantage. A majority of facility owners and our clients put a premium on the disaggregation of our products and services for pricing transparency, but seek integrated solutions with a single, simple interface that we provide. Our ability to drive competition across the full supply chain from materials and labor, to project capital given our diverse project portfolio provides a consistent margin advantage. Our best-in-class procurement software and partnerships further drives competition, decisions, insights, and speed to completion of client projects over time.

-

Highly Scalable National Development to Regional/Local Installation: Our team is comprised of multi-decade industry experts in sales, technology, project finance, supply chain, and construction. Our team includes serial entrepreneurs and innovators that have built and scaled leading companies in the clean energy space. We are constantly working on achieving the optimal balance between sophisticated, shared, centralized, remote development resources and leveraging local fulfilment teams across the diverse national U.S. markets. We optimize for margin, risk, and customer satisfaction for each opportunity by market.

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

Commitment to Environmental, Social and Governance Leadership

We believe that leadership in ESG issues is central to our mission of creating a clean electrification ecosystem and driving the clean energy transition of our customers across the United States. We have taken and plan to continue to take steps to address the environmental and social risks and opportunities of our operations, services and products. As our ESG efforts progress, we plan to report how we oversee and manage ESG factors and evaluate our ESG objectives by using industry- specific frameworks such as the Sustainability Accounting Standards Board (“SASB”) and elements of the United Nations Sustainable Development Goals (“UN SDGs”). We plan to organize our ESG initiatives into three pillars, which, in turn, will contain focus areas for our attention and action:

14

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

All of our actions and each of our ESG pillars are or are expected to be, underpinned by our desire to support clean energy in every business, every home, and every electric vehicle.

Sales and Marketing

The Company’s goal is to position itself as the most reliable and capable tech-enabled clean energy optimization provider nationwide. The Company is executing and constantly improving a cohesive client acquisition strategy involving the use of channel partners, direct and online marketing channels, and tactics to position itself appropriately to its target market. A large portion of this strategy is driven by direct business development initiatives and strategic partnerships. Each of the Company’s marketing initiatives is tailored to attract the most ROI, while positioning the Company as a major force in the renewable energy space, as well as in the commercial buildings sector, in the U.S. and beyond. We intend to achieve these goals by utilizing the following marketing channels and tactics.

Marketing Strategies

a) Business Development

The Company’s business development strategies involve creating a brand that will drive potential clients in need of the Company’s services to reduce their energy consumption patterns. Specifically, this process includes attracting prospective commercial property owners, building engagement, and then converting these opportunities into clients. Once clients have been on-boarded onto the platform, the process begins to devise measures to help them optimize their energy consumption sustainably and, where applicable, recommend clean energy generation opportunities.

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

b) Strategic Partnerships

The Company promotes its brand to current and potential partners for indirect channels, such as local and national energy service/product providers, utilities, non-profit efficiency organizations, and local governments. For example, Correlate is partnered with the Alaska Center for Energy and Power and the Alaska Energy Authority; they have used the Company’s subscription service to gain engagement from business energy consumers efficiently. As with any marketing intensive business, the Company will benefit from participating in a number of corporate collaboration or networking opportunities that have the potential to yield new clients as well as further develop existing ones.

c) Word-of-Mouth and Referrals

Correlate also leverages word-of-mouth marketing and referrals to build trust and reliability amongst potential partners and clients. Satisfied clients are drawn to discuss their experience with using the Company’s services among their peers, family, business partners, and other acquaintances. We believe that this will continue to result in new client acquisition for Correlate.

d) Website

Correlate has a dedicated website located at www.correlate.energy featuring cohesive information about the Company’s solutions, technology, portfolio, testimonials, and more. The Company will continue to engage in digital marketing initiatives to ensure its website shows up anytime a user searches for any relevant keywords on search engines.

e) Social Media

A solid online social media presence represents an inexpensive promotional and informational marketing strategy. The Company will operate and post via its various social media platforms, with a focus on the LinkedIn community. While social media posts are less official, they are a great venue for more creative presentations of the Correlate brand. Real-time updates on these sites seek to keep clients informed of company updates, special promotions, partnership activity, and more.

Supply Chain

We, along with our partners, purchase equipment, including solar panels, inverters, and batteries, from a variety of manufacturers and suppliers. If one or more of the suppliers and manufacturers that we rely upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify alternatives on acceptable terms. In addition, equipment prices may increase in the coming years or not decrease at the rates we historically have experienced, due to tariffs or other factors. For further information, please see the section entitled “Risk Factors” elsewhere in this Form 10-K.

Intellectual Property

While the success of our business depends more on such factors as our employees’ technical expertise and innovative skills, the success of our business also relies on our ability to protect our proprietary technology. Accordingly, we seek to protect our intellectual property rights in various ways. Although we do not currently have any patented technologies that we use in our business, we seek to protect our proprietary technology and other proprietary rights by requiring our employees and contractors to execute confidentiality and invention assignment agreements. We also rely on employee and third-party nondisclosure agreements and other intellectual property protection methods, including proprietary know-how, to protect our confidential information and our other intellectual property.

We have registered each of Correlate and the Correlate logo as service marks with the U.S. Patent and Trademark Office.

Regulatory

Although we are not regulated as a public utility in the United States under applicable national, state, or other local regulatory regimes where we conduct business, some of our products and services compete primarily with regulated utilities. As a result, we are committed to maintaining key relationships with policy experts who keep us informed of key regulatory and legislative issues impacting the entire industry. We believe these efforts help us better navigate local markets through relationships with key stakeholders and facilitate a deep understanding of the national and regional policy environment.

To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility directly to us and/or our customers. In almost all cases, interconnection permissions are issued based on a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

Our operations are subject to stringent and complex federal, state, and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable OSHA and other comparable government regulations. We are also subject to Federal Energy Regulatory Commission (“FERC”) rules related to energy generation that are designed to facilitate competition on practically a nationwide basis by providing greater certainty, flexibility and more choices to power customers.

Government Incentives

Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy.  These incentives may take the form of rebates, tax credits, payments for RECs associated with renewable energy generation, and the exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

More than half of the states and many local jurisdictions have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements, and credits. Approximately thirty states and the District of Columbia have adopted a renewable portfolio standard (and approximately eight other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender SRECs to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets.

While there are numerous federal, state, and local government incentives that benefit our business, some adverse interpretations or determinations of new and existing laws can have a negative impact on our business.

Facilities

Our corporate headquarters are located in Boise, Idaho, where we lease office space on a month-to-month basis.

Corporate Information

We were originally formed as a Texas corporation in 1995 under the name TBX Resources, Inc.

In December 2011, we changed our name to Frontier Oilfield Services Inc.

In January 2020, we merged with and into Triccar Inc., a Nevada corporation, and Triccar Inc. was the surviving entity.

In December 2021, we acquired one hundred percent of the equity interests of each of Correlate Inc. and Loyal Enterprises LLC.

In February 2022, a majority of our stockholders approved an amendment to our articles of incorporation, including changing our corporate name from Triccar Inc. to Correlate Infrastructure Partners Inc. On April 5, 2022, we filed an amendment to our articles of incorporation with the State of Nevada.

In May 2023, a majority of our stockholders approved an amendment to our articles of incorporation and the change of our corporate name from Correlate Infrastructure Partners Inc. to Correlate Energy Corp., to better reflect our future growth and focus. On June 8, 2023, we filed an amendment to our articles of incorporation with the State of Nevada to change our corporate name from Correlate Infrastructure Partners Inc. to Correlate Energy Corp.

Our principal executive offices are located at 176 S. Capitol Blvd., 2nd Floor, Boise, Idaho 83702, and our telephone number is (855) 264-4060.

Human Capital Resources

As of December 31, 2023, we had nineteen employees. All except one were full-time employees. As of December 31, 2023, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are good. We also rely on independent contractors for ongoing project work and job-specific tasks. As of December 31, 2023, we had two full-time equivalent independent contractors engaged with us on various projects.

In shaping our culture, we aim to combine a high standard of excellence, technological innovation, agility, and operational and financial discipline. We believe that our flat and transparent structure and our collaborative and collegial approach enable our employees to grow, develop, and maximize their impact on our organization. To attract and retain top talent in our highly competitive industry, we have designed our compensation and benefits programs to promote the retention and growth of our employees along with their health, well-being, and financial security. Our short- and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. As an equal opportunity employer, all qualified applicants receive consideration without regard to race, national origin, gender, gender identity, sexual orientation, protected veteran status, disability, age or any other legally protected status.

We seek to create an inclusive, equitable, culturally competent, and supportive environment where our management and employees model behavior that enriches our workplace.

Legal Proceedings

From time to time, we may be engaged in various legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition, or results of operations.

We do not know of any threatened, pending, asserted, or unasserted claims against us or our wholly-owned subsidiary.

Item 1A. Risk Factors

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below as well as the other information included in this Form 10-K, including “Cautionary Note Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K, before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business

We have incurred net losses before income taxes and may be unable to achieve or sustain profitability in the future.

We have incurred net losses from operations during each of the years ended December 31, 2023 and 2022, which as of December 31, 2023, accumulated to $21,056,825, including a net loss of $12,788,399 and $7,162,908 for the years ended December 31, 2023 and 2022, respectively. We may continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales, and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, make significant investments to drive future growth in our business and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to sustain profitability depends on a number of factors, including but not limited to:

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

Our management has concluded that uncertainties around our ability to raise additional capital raise substantial doubt about our ability to continue as a going concern. We will require additional financing to fund our future operations. Any failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.

We have concluded that we do not have sufficient cash to fund our operations and to meet our obligations as they become due within one year from the date that our consolidated financial statements are issued and as a result, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments to meet cash requirements and is subject to our ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plans with respect to operations include aggressive marketing, acquisitions, and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with acquisitions and additional financing as necessary will result in improved operations and cash flow in the second half of 2024 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. The perception that we may not be able to continue as a going concern may materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise, and no assurance can be given that sufficient funding will be available when needed to allow us to continue as a going concern. This perception may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations. If we cannot continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our stockholders may lose some or all of their investment in us.

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

The solar and energy industries are characterized by intense competition and rapid technological advances, both in the U.S. and internationally. We compete with other technology-enabled clean energy optimization companies with business models that are similar to ours. In addition, we compete with solar companies in the downstream value chain of solar energy. We face competition from purely sales and finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and increasingly from sophisticated electrical and roofing companies. Further, some competitors are integrating vertically in order to ensure supply and control costs. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets, as well as significantly greater personnel and financial resources than us. If we are unable to compete in the market, there will be an adverse effect on our business, financial condition, and results of operations.

If we cannot complete our projects at a cost or on a timeline that provides acceptable returns, our operations, and our business may suffer.

Developing and investing in renewable energy projects entails inherent risks, particularly concerning project development costs and schedules. Fluctuations in customer negotiation outcomes, permitting timelines, material prices, labor rates, and regulatory requirements can significantly impact project expenses, potentially leading to cost overruns and budgetary constraints. In extreme cases, projects may be put on hold or canceled, which could have a material adverse effect our business and our results of operations.

With respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large traditional utilities. We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. Traditional utilities generally have substantially greater financial, technical, operational and other resources than us and the partners we contract with. As a result, these competitors may be able to devote more resources to the research, development, promotion, and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than the energy solutions we can offer them. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by the renewable energy solutions we can offer.

We also compete with companies that are not regulated like traditional utilities, but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations that our third-party financed business model requires. This may limit our ability to attract new customers, particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business and prospects.

A material reduction in the retail price of traditional utility-generated electricity or electricity from other sources could harm our business, financial condition, results of operations, and prospects.

We believe that a significant number of our customers decide to install solar energy systems and retrofit their internal building systems with more efficient systems and controls because they want to pay less for electricity than what is offered by traditional utilities. However, distributed C&I solar energy has yet to achieve broad market adoption as evidenced by the fact that distributed solar has penetrated less than 5% of its total addressable market in the U.S. C&I sector.

The customer’s decision to choose solar energy and to retrofit their internal building systems with more efficient systems and controls may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from traditional utilities could decrease as a result of:

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

While we purchase our products from several different suppliers, If one or more of the solar industry suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor, or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us or our subcontractors, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to complete our solar projects may be adversely affected. At times, suppliers may have issues with the quality of their products, which may not be realized until the product has been installed at a customer site. This may result in additional costs incurred. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and completing our projects. These issues could harm our business or financial performance.

There have also been periods of industry-wide shortages of key components, including solar panels, in times of industry disruption. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment, and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is frequently experiencing significant disruption, and as a result, shortages of key components, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements, or customers other than us. Our supply of such components may be reduced as a result. Delays would push out project completion dates in our timelines.

Any supply shortages, delays, quality issues, price changes, or other limitations in our ability to obtain components or technologies for our projects could limit our growth, cause cancellations, or adversely affect our profitability and result in loss of market share and damage to our brand.

Our business, financial condition, results of operations, and prospects could suffer if we are not able to attract third-party project financing or capital sources to finance or purchase completed projects from us.

Third-party project financing and project capital sources are critical to our business. The lack of or absence of these capital sources could severely and adversely affect the growth, operations, and profitability of our business.

Our business, financial condition, results of operations, and prospects could suffer if we do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, facilities on schedule or within budget.

Our ability to proceed with projects under development and to complete the construction of, or capital improvements to, facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, landowners, governmental entities, environmental groups, Native American and aboriginal groups, lessors, joint venture partners and other third parties, negative publicity, interconnection issues, and other factors. If any development project or construction or capital improvement project is not completed, is delayed, or is subject to cost overruns, certain associated costs may not be approved for recovery or otherwise be recoverable through regulatory mechanisms that may be available, and we could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives, or delayed or diminished returns, and could be required to write off all or a portion of its investment in the project. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We have in the past, and in the future, we may acquire companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisitions, and any acquisition has numerous risks. These risks include the following:

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

Acquisitions of companies, businesses, and assets are inherently risky, and if we do not complete the integration of these acquisitions successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

Our growth depends in part on the success of our relationships with third parties.

A key component of our growth strategy is to expand our relationships and develop new relationships with third parties, including but not limited to independent sales organizations (“ISOs”), Energy Solution Providers (“ESPs”), engineering firms, and electrical, roofing, and civil contractors. The majority of our revenues are expected to be generated from leads sourced by ISOs whom we select, control, and direct using the Company’s platform. ISOs or ESPs that we have relationships with include electrical contractors, software, hardware, and other service providers that provide, install, and maintain energy improvement measures on customer facilities.  ISOs are paid a commission for each transaction that is installed and completed. Additionally, the installation of our projects is completed by third-party contractors under our direction and control, which include engineering firms, electrical, roofing and civil contractors. Negotiating new relationships with ISOs, training such ISOs and third-party contractors, and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are unsuccessful in maintaining our relationships with these third parties and establishing new relationships with other third parties as we seek to expand our business, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to maintain these relationships and establish new ones, we may not be able to execute our goal of leveraging these relationships to meaningfully expand our business, brand recognition, and customer base. This would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.

If we are unable to recruit and retain qualified technicians, advisors, industry professionals, or if our board of directors, key executives, key employees or consultants discontinue their employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

We may not be able to attract or retain qualified management or technical personnel in the future due to the intense competition for qualified personnel among solar, energy, and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain, and motivate the necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development of any product candidates, our ability to raise additional capital, and our ability to implement our overall business strategy.

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

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members and officers.

We are subject to the reporting requirements of the Exchange Act, and our shares are quoted on the OTCQB operated by the OTC Markets and are subject to various securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming, and costly, and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations and maintain effective disclosure controls, procedures, and internal controls over financial reporting. Maintaining our disclosure controls and procedures and internal controls over financial reporting in accordance with this standard requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We will need to hire more employees in the future, which will increase our costs and expenses.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal controls over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect these fluctuations to continue. However, given that we are operating in a rapidly changing industry, those fluctuations may be masked by our recent growth rates and thus may not be readily apparent from our historical results of operations. As such, our past quarterly results of operations may not be good indicators of likely future performance. In addition to the other risks described in this “Risk Factors” section, as well as the factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the following factors, among others, could cause our results of operations and key performance indicators to fluctuate:

•	the expiration, reduction or initiation of any governmental tax rebates, tax exemptions, or incentive;
•	changes in financial markets, which could restrict our ability to access available and cost-effective financing sources;
•	seasonal, environmental or weather conditions that impact sales, energy production, and systems installation;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	announcements by us or our competitors of new products or services, significant acquisitions, strategic partnerships or joint ventures;
•	capital-raising activities or commitments;
•	changes in our pricing policies or terms or those of our competitors, including utilities;
•	changes in regulatory policy related to solar energy generation;
•	delayed approval of interconnection applications by utility companies;
•	the loss of one or more key partners or the failure of key partners to perform as anticipated;
•	actual or anticipated developments in our competitors’ businesses or the competitive landscape;
•	actual or anticipated changes in our growth rate; and
•	general economic, industry and market conditions, including as a result of the COVID-19 pandemic.

Our actual revenue or key operating metrics in one or more future quarters may fall short of the expectations of investors and financial analysts. If that occurs, the market price of our Common Stock could decline and stockholders could lose part or all of their investment.

Adverse economic conditions may have negative consequences on our business, results of operations, and financial condition.

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

Our ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state, or local events or company-specific events, as well as the financial condition of insurers.

Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to us. Our ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state, or local events or company-specific events, as well as the financial condition of insurers. If insurance coverage is not available or obtainable on acceptable terms, we may be required to pay costs associated with adverse future events which could have a material adverse effect on our business, financial condition or operating results.

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

We may need to raise additional capital in the future to further scale our business and expand to additional markets. We may raise additional funds through the issuance of equity, equity-related, or debt securities, through tax equity partnerships, or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available on favorable terms when required or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business, and prospects could be materially and adversely affected. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, contain covenants that restrict our business, or other unfavorable terms. Also, changes in tax law or market conditions could negatively impact the availability of tax equity or the terms on which investors are willing to acquire tax equity and, therefore, reduce our access to capital on favorable terms for new solar energy projects. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience dilution.

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

We have an ineffective system of internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting other business practices, and of board-level oversight, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties. Consequently, investors could lose confidence in our financial reporting, and this may decrease the trading price of our stock.

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

The Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies. We have limited internal personnel to implement procedures and rely on outside professionals, including accountants and attorneys, to support our control procedures. We are working to improve all of our controls, but if our controls are not effective, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties, which could lead to a decrease in the market price of our stock. Failure to implement any required changes to our internal controls or other changes we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the market price of our Common Stock.

We have identified material weaknesses in our internal control over financial reporting for which we will incur material costs and have a remediation timetable set for the end of fiscal year 2024. If we are unable to remediate these material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As a public company, we have, pursuant to Section 404(a) of the Sarbanes-Oxley Act, furnished a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for the year ended December 31, 2023. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

We have identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to (a) insufficient qualified personnel, which caused management to be unable to appropriately define responsibilities to create an effective control environment; (b) the lack of a formalized risk assessment process; and (c) selection and development of control activities, including over information technology.

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

Our management has developed a remediation plan which we have begun and will continue to implement. These remediation measures are ongoing and include: hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate. However, we may encounter problems or delays in completing the remediation of the material weaknesses. In connection with the material weaknesses identified in our internal control over financial reporting, we determined that our internal control over financial reporting is not effective and was not effective as of December 31, 2023.

If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected, and our company could become subject to litigation or investigations by the SEC, or other regulatory authorities, which could require additional financial and management resources. Each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In order to maintain and improve the effectiveness of its internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Any failure to maintain effective disclosure controls and internal control over financial reporting and remediate identified material weaknesses could adversely affect our business and operating results and could cause a decline in the market price of our Common Stock.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. A material weakness in internal controls could result in our failure to detect a material misstatement of our annual or quarterly consolidated financial statements or disclosures. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the market price of our Common Stock.

Certain estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

From time to time, we make statements with estimates of the addressable market for our solutions and the clean energy market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts relating to the size and expected growth of the target market, market demand and adoption, capacity to address this demand, and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity are difficult to predict. The estimated addressable market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, our business could fail to grow at similar rates.

We currently face and will continue to face competition.

We compete for customers, financing partners, and incentive dollars with other clean energy providers.  These providers include but are not limited to utility companies, deregulated suppliers, energy services companies, project developers, OEMs, specialty finance companies, and IoT data start-ups. We face increasing competition in the energy efficiency solutions industry, including competitors who could duplicate our model. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, and driver price. Further, many of our competitors may be able to utilize substantially greater resources and economies of scale to develop competing service offerings and technologies, divert sales away from us by winning broader contracts, or hire away our employees by offering more lucrative compensation packages. In the event that the market for energy efficiency solutions expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their service offerings. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the contract's life, or result in us assuming higher liability risks, which could adversely affect our margins. If we fail to adapt to changing market conditions and to compete successfully with new competitors, we will limit our growth and adversely affect our business, financial condition, and results of operations.

We face competition from our own customers, which may elect to finance energy efficiency or generation systems themselves by relying upon our initial analysis of customer sites.

In the process of customer pursuits, we typically perform an initial analysis of one or more customer sites in order to inform and present our proposed deployment of one or more energy efficiency or generation systems. Presenting these analyses results in a knowledge transfer to the customer, and in some cases, after receiving such information, customers have elected to forego working with us and to instead finance the development and installation of energy efficiency or generation systems themselves. Thus, given the long sales cycles for our services, there is an inherent opportunity cost risk that company resources could be tied up for many months on a pursuit only to be disintermediated closer to consummating a transaction. This type of disintermediation is difficult to predict, however, if it happened with a high number of customer pursuits, it could limit our growth and adversely affect our business, financial condition, and results of operations.

Litigation and Regulatory Risks

Our business, financial condition, results of operations and prospects may be materially adversely affected by the extensive regulation of our business.

Our operations are subject to complex and comprehensive federal, state, and other regulations. This extensive regulatory framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, our industry, businesses, rates and cost structures, operation and licensing of solar power facilities, construction and operation of electricity generation facilities and acquisition, disposal, depreciation, and amortization of facilities and other assets, decommissioning costs and funding, service reliability, wholesale and retail competition, and trading in solar renewable energy credits (“SRECs”). In our business planning and in the management of our operations, we must address the effects of regulation on our business, and any inability or failure to do so adequately could have a material adverse effect on our business, financial condition, results of operations, and prospects. Our business, financial condition, results of operations, and prospects could be materially adversely affected as a result of new or revised laws, regulations, interpretations, or ballot or regulatory initiatives.

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

We are subject to Federal Energy Regulatory Commission (“FERC”) rules related to energy generation that are designed to facilitate competition on practically a nationwide basis by providing greater certainty, flexibility and more choices to power customers. We cannot predict the impact of changing FERC rules or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond our control. There can be no assurance that we will be able to respond adequately or sufficiently quickly to such rules and developments or to any changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The growth and success of our business depend heavily on government incentives and policies that support the economic feasibility of developing and operating solar energy solutions in regions in which we operate or plan to develop and operate. The federal government and a majority of state governments in the U.S. provide incentives, such as tax incentives, RPS, or feed-in-tariffs, that support or are designed to support the sale of energy from utility-scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The absence of net energy metering and related policies to offer competitive pricing to our customers in our current markets and adverse changes to net energy metering policies may significantly reduce demand for electricity from our solar energy systems.

The majority of the states where we currently serve customers has adopted a net energy metering policy. Net energy metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net energy metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation. Each of the states where we currently serve customers has adopted a net energy metering policy. In addition to net metering policies, certain of our primary markets, including Massachusetts, New Jersey, and Maryland have adopted programs specifically aimed at providing renewable energy benefits to specific customers, such as community solar and low- and moderate-income customers. Many of these programs are set up with a finite capacity of MW installed. Historically, regulators in our primary markets have continuously rolled out new incentive programs as the caps on existing programs begin to fill to promote continued investment in renewables in order to meet the goals set forth in their Renewable Portfolio Standards.  However the continuous roll-out of such programs is not guaranteed.

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

Limits on net energy metering, interconnection of solar energy systems, and other operational policies in key markets could limit the number of solar energy systems installed in those markets. If the caps on net energy metering in jurisdictions are reached, and new caps are not put in place, or if the amount or value of credit that customers receive for net energy metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net energy metering. We rely substantially on net energy metering when we establish competitive pricing for our prospective customers and the absence of net energy metering for new customers would greatly limit demand for our solar energy systems.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy offerings that may significantly reduce demand for our solar energy offerings.

Federal, state, and local government regulations and policies concerning the electric utility industry and internal policies and regulations promulgated by electric utilities heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the U.S., governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our solar energy systems. For example, utilities commonly charge fees to larger industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for backup purposes. These fees could increase our customers’ cost to use our systems and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.

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

Regulatory decisions that are important to us may be materially adversely affected by political, regulatory, and economic factors.

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

Changes in laws, regulations, or rules, or a failure to comply with any laws, regulations, or rules, may adversely affect our business and the results of operations.

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

Intellectual Property and Data Privacy Risks

If we are unsuccessful in developing and maintaining our proprietary technology, our ability to attract and retain independent sales partners and solar partners could be impaired, our competitive position could be harmed, and our revenue could be reduced.

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

We use open-source software, which may require that we release the source code of certain software subject to open-source licenses or subject us to possible litigation or other actions that could adversely affect our business.

We utilize software that is licensed under so-called “open source,” “free” or other similar licenses. Open-source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open-source software but not in a manner that we believe requires the release of the source code of our proprietary software to the public. However, our use of open-source software may entail greater risks than use of third-party commercial software. Open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time.

We may also face claims alleging noncompliance with open-source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and the results of operations. In addition, if the license terms for open-source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the use of these solutions if re-engineering cannot be accomplished on a timely basis. Although we monitor our use of open-source software to avoid subjecting our offerings to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use our proprietary software. We cannot guarantee that we have incorporated or will incorporate open-source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

If we experience a significant disruption in our information technology systems, fail to implement new systems and software successfully or if we experience cyber security incidents or have a deficiency in cybersecurity, our business could be adversely affected.

We depend on information systems to provide proprietary clean energy assessment and deployment solutions for C&I building and property owners, process orders, process and bill customers and collect payments from our customers, respond to customer inquiries, contribute to our overall internal control processes, and record and pay amounts due vendors and other creditors. These systems may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, computer viruses, malware, ransomware or other destructive software, internal design, manual or usage errors, cyberattacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. We may also be impacted by breaches of our third-party processors.

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

Risks Related to Ownership of our Securities and Purchasing our Common Stock

There is a limited trading market for our shares and you may not be able to sell your shares if you need immediate liquidity.

Our Common Stock is traded on the OTCQB Venture Market (herein “OTC Market”), an inter-dealer automated quotation system for equity securities. According to OTC Markets, during the thirty days preceding the filing of this Form 10-K, the average daily trading volume of our Common Stock was approximately 1,000 shares traded per day, on average, and it currently is thinly traded. As of March 15, 2024, we had 1,030 record holders of our Common Stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our Common Stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our Common Stock.

We are subject to the penny stock rules, and these rules may adversely affect trading in our Common Stock.

Our Common Stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies, and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our Common Stock, decreases liquidity of our Common Stock and increases transaction costs for sales and purchases of our Common Stock as compared to other securities.

Our officers, directors and ten percent or greater shareholders collectively own a majority of our outstanding Common Stock, and as long as they do, they will be able to control the outcome of stockholder voting.

Our officers, directors and ten percent or greater shareholders are collectively the beneficial owners of approximately 33.8% of the outstanding shares of our Common Stock as of the date of this Form 10-K. As long as our officers, directors and ten percent or greater shareholders collectively own a majority of our Common Stock, our other shareholders will be unable to affect or change the management or the direction of our company without the support of our officers, directors and ten percent or greater shareholders. As a result, some investors may be unwilling to purchase our Common Stock. If the demand for our Common Stock is reduced because our officers, directors and ten percent or greater shareholders control our company, the price of our Common Stock could be materially depressed. The officers, directors and ten percent or greater shareholders will be able to control the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

We have the ability to issue additional shares of our Common Stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our authorized capital stock consists of 400,000,000 shares of Common Stock, of which approximately 350,000,000 remain available for issuance, including shares of Common Stock issuable upon the exercise of outstanding options and warrants, and 50,000,000 million shares of preferred stock, none of which are outstanding. Our management will continue to have broad discretion to issue shares of our Common Stock, preferred stock, warrants and options, in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required under law. If our management determines to issue shares of our Common Stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

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

 The trading price of our Common Stock has been and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our Common Stock may arise due to factors such as:

•	our developing business;
•	relatively low price per share;
•	relatively low public float;
•	variations in quarterly operating results;
•	changes in our cash flow from operations or earnings estimates;
•	general market trends and economic conditions in the industries in which we do business;
•	domestic and international economic, legal and regulatory factors unrelated to our performance
•	the number of holders of our Common Stock; and
•	the interest of securities dealers in maintaining a market for our Common Stock.

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

We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our Common Stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected.

In prior periods we identified certain material weaknesses in our internal controls. Specifically, we did not maintain effective controls over the control environment. Our weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America. Furthermore, we have not developed and effectively communicated to our employees the accounting policies and procedures necessary to maintain effective controls over the control environment. and lack staffing in accounting and finance operations.

If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and a decrease in our stock price.

Shares of our Common Stock may continue to be subject to illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

Our Common Stock is currently quoted on the OTCQB, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our Common Stock may not be listed or could be delisted. This could result in a lower trading price for our Common Stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of smaller reporting companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

●	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our Company;
●	fluctuations in stock market prices and volumes, particularly among securities of smaller reporting companies;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
●	variations in our quarterly operating results;
●	fluctuations in related commodities prices; and
●	additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

The trading price of our Common Stock could be volatile and could decline at a time when you want to sell your holdings.

Numerous factors, many of which are beyond our control, may cause the trading price of our Common Stock to fluctuate significantly. These factors include:

●	quarterly variations in our results of operations or those of our competitors;
●	delays in end-user deployments of products;
●	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
●	intellectual property infringements;
●	our ability to develop and market new and enhanced products on a timely basis;
●	commencement of, or our involvement in, litigation;
●	major changes in our Board of Directors or management;
●	changes in governmental regulations;
●	changes in earnings estimates or recommendations by securities analysts;
●	the impact of the COVID-19 pandemic on capital markets;
●	our failure to generate material revenues;
●	our public disclosure of the terms of this financing and any financing which we consummate in the future;
●	any acquisitions we may consummate;
●	short selling activities;
●	changes in market valuations of similar companies; and
●	general economic conditions and slow or negative growth of end markets.

 Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

 Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies, such as the uncertainty associated with the COVID-19 pandemic. These market fluctuations may adversely affect the price of our Common Stock and other interests in our Company at a time when you want to sell your interest in us.

Our Common Stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our Common Stock.

 Our Common Stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market prices of our Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the market prices of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our Common Stock will be stable or appreciate over time.

We currently do not intend to declare dividends on our Common Stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our Common Stock, if any.

 We currently do not expect to declare any dividends on our Common Stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our Board of Directors, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, terms of any future debt or preferred securities may further restrict our ability to pay dividends on our Common Stock. Accordingly, your only opportunity to achieve a return on your investment in our Common Stock may be if the market price of our Common Stock appreciates and you sell your shares at a profit. The market price for our Common Stock may never exceed, and may fall below, the price that you pay for such Common Stock. See “Dividend Policy.”

Item 1B. Unresolved Staff Comments.

There are no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2. Description of Properties.

Our principal executive offices are located at 176 S. Capitol Blvd, 2nd Floor, Boise, ID 83702, which we rent on a month-to- month basis. We believe that our offices are sufficient for our current operations.

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

Quarterly Price Ranges

	Common Stock
Quarter Ended	High	Low
March 31, 2023	$1.08	$0.70
June 30, 2023	$0.80	$0.54
September 30, 2023	$0.90	$0.65
December 31, 2023	$2.32	$1.10
March 31, 2022	$0.85	$0.25
June 30, 2022	$0.75	$0.07
September 30, 2022	$1.00	$0.30
December 31, 2022	$1.78	$0.32

As of March 15, 2024, the closing sales price of our common stock on the OTCQB was $1.487. As of March 15, 2024, there were approximately 1,030 stockholders of record of our common stock.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Form 10-K.

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

Recently Issued Accounting Pronouncements

During the year ended December 31, 2023, and through March 31, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

The Company’s contracts for EPC services are typically less than one year in duration and require us to a) provide engineering services, b) purchase and obtain materials, and c) install equipment and materials to agreed-upon specifications. The EPC agreement typically may be terminated by either party in connection with a breach of the agreement that has not been timely cured, or at any time by either party provided all payments required to be made to the other party have been made, including expense reimbursement and other costs incurred by the non-terminating party in connection with preparing to provide services pursuant to the EPC agreement. The majority of our contracts provide an integrated service to the customer that includes multiple services: origination, design, analyzing, engineering, equipment procurement, construction, and testing services. For revenue recognition, we do not consider the integrated services to be distinct, combining separate scopes of work into a single commercial benefit for the customer.  As a result, we typically identify a single performance obligation in our contracts. The Company recognizes revenue using the input method, by obtaining information from its subcontractors every reporting period on the progress of the project and multiplying the percentage completed (calculated based on costs incurred to date compared to total estimated costs) by the estimated total project revenue.

The Company’s contracts for consulting services require us to assist the client in achieving certain defined project milestones. The consulting agreements typically may be terminated by either party in connection with a breach of the agreement that has not been timely cured, or at any time by either party provided all payments required to be made to the other party have been made, including expense reimbursement and other costs incurred by the non-terminating party in connection with preparing to provide services pursuant to the agreement. Revenues are recognized over time as the Company performs the consulting services and value is provided to the client.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the balance sheets approximates fair value.

Derivative Financial Instruments

FASB ASC Topic 820, “Fair Value Measurement” requires bifurcation of certain embedded derivative instruments, and measurement at their fair value for accounting purposes. At December 31, 2022, a holder redemption feature embedded in certain of the Company’s notes payable required bifurcation from its host instrument and was accounted for as a freestanding derivative. These notes payable were settled during 2023 and the resulting accounting for the change in the fair value of the derivative liability was recorded.

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

Share-Based Payment

All share-based payments to employees, directors and contractors, including grants of stock options, restricted shares or warrants, are recognized in the statement of operations based on their fair values at the time of grant in accordance with ASC Topic 718, “Compensation - Stock Compensation”. During the periods ended December 31, 2023 and 2022, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

Liquidity and Capital Resources

At December 31, 2023, the Company had a cash balance of $1,412,379, as compared to a cash balance of $96,308 at December 31, 2022. The Company reported cash flows used in operating activities of $2,400,268 for the year ended December 31, 2023 compared to $2,756,076 for the year ended December 31, 2022. The increase in cash flows used in operating activities for the year ended December 31, 2023 was primarily driven by increases in payroll and related expenses and professional fees for consultants related to the Company’s planned operational expansion. For the year ended December 31, 2023, the increase in negative cash flows were primarily driven by increases in payroll and related expenses as well as legal and professional fees, both of which were incurred in preparation for the Company’s planned operational expansion. The Company reported cash flows used in investing activities of $537,811 during 2023 compared to cash used in investing activities of $4,805 during 2022, all of which related to the purchase of intangible assets and property and equipment. The Company had net cash provided by financing activities totaling $4,254,150 for the year ended December 31, 2023, compared to $2,605,000 during the year ended December 31, 2022. The increase during 2023 was due to $4,724,950 in proceeds from the issuance of convertible notes payable partially offset by $470,800 repayment of note payable. The increase during 2022 related to $2,455,000 in proceeds from notes payable and $150,000 in proceeds from the sale of common stock.

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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

For the years ended December 31, 2023 and 2022, the Company’s revenue was $7,562,982 and $3,403,648, respectively. The source of revenues which increased year over year was from new EPC services and consulting services performed for solar energy projects. The increase of $4,159,334, or 122%, was driven primarily by the continued expansion of operations during the current period. We anticipate the Company’s revenues in upcoming quarters to continue to increase as revenues are recognized from projects in progress and in the pipeline.

Gross profit for the year ended December 31, 2023, totaled $1,381,703 compared to a gross profit of $207,682 for the year ended December 31, 2022. The $1,174,020, or 565% increase in gross profit was due to the Company’s increased operations, growth plans and focused efforts to maximize project profitability by effectively managing installation and equipment costs. We anticipate future gross margins to increase from the current level as we commercialize new project opportunities, increase revenues, cover more fixed costs within cost of revenues and expand project profitability.

For the year ended December 31, 2023, operating expenses were $7,598,488 compared to $5,924,840 for 2022. The increase in operating expenses of $1,673,648, or 28%, was primarily due to an increase in general and administrative expenses and stock-based compensation of $753,653 and $548,773, respectively. The increase in general and administrative expenses in 2023 was primarily driven by an increase in payroll and related expenses of $815,306. Also contributing to the increase in operating expenses was an increase in legal and professional fees of $328,444 which was primarily due to an increase in consulting fees. Overall, the increases in operating expenses in 2023 were the result of the addition of strategic management and both internal and outsourced staff to support our continued expansion efforts during the year. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to payroll and related expenses, stock-based compensation, marketing, and legal and professional fess partially offset by added contribution margins from anticipated revenue growth.

For the year ended December 31, 2023, other expenses totaled $6,571,614, compared to $1,445,750 in 2022. The increase in other expenses during 2023 was due to an increase in interest expense of $457,810, amortization of debt discounts of $3,847,157, financing costs of $3,788,173, partially offset by the change in the gain on the fair value of the derivative liability of $2,967,276. We anticipate our other expenses to remain elevated as the Company incurs interest from debt and related financing costs to expand its operations.

The activities above resulted in net losses of $12,635,422 and $7,162,908 for the year ended December 31, 2023 and 2022, respectively.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2023 and 2022 and the report of Turner, Stone & Company, L.L.P. ("Turner"), our independent registered public accounting firm, are set forth on the of this Annual Report referenced below. The PCAOB ID for Turner, Stone & Company, L.L.P. is #76.

CORRELATE ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Correlate Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Correlate Energy Corp. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone:972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

•

Goodwill Impairment Assessment: As described in Note 2 to the financial statements, the Company assesses goodwill for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that impairment may exist.

The principal considerations for our determination that the estimation of the fair value of the reporting unit is a critical audit matter are that there are significant judgments required by the Company when determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions to estimate future revenues and cash flows, including revenue growth rates, operating expenses, discount rate, and the inherent uncertainty around future market conditions as well as valuation methodologies applied by the Company.

How the Critical Audit Matter was Addressed in the Audit: Our audit procedures related to the impairment of goodwill included:

-	We assessed the reasonableness of management’s forecast of future projected results by comparing such items to industry projections and conditions found in industry reports.
-

We tested forecasted revenues and expected future cash flows by comparing forecasted amounts to actual historical results to identify material changes, corroborating the basis for increases in forecasted revenues and expected future cash flows.

-	We tested significant operating expenses and cash expenditures by comparing to historical trends and evaluating significant deviations from recent actual amounts.

•

Revenue from Contracts with Customers: As described in Note 2 to the financial statements, the Company recognizes engineering and construction contract revenue over time, due to the continuous transfer of control to the customer, based on contract cost incurred to date compared to total estimated contract cost. Revenue recognition under this method is subject to judgment as it requires management to prepare estimates of total contract revenue and costs to complete in-process contracts.

Auditing management’s estimates of total contract revenue and costs on certain engineering and construction contracts which are structured under lump-sum contractual terms and are larger in size and longer in duration was complex and subjective, requiring considerable auditor judgment in the evaluation of subjective assumptions related to certain forecasted costs and variable consideration.

How the Critical Audit Matter was Addressed in the Audit: Our audit procedures related to revenue from contracts with customers included:

-

We evaluated the application of the Company’s revenue recognition method; tested significant assumptions used to develop the estimated variable consideration and costs to complete; and tested the completeness and accuracy of the underlying data.

-

We performed audit procedures that included, among others, agreeing the estimates to supporting documentation, conducting interviews with project personnel, and performing retrospective review using historical actual costs and trends.

-	We selected a sample of project contracts and evaluated the estimates of total costs for each of the project contracts.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company's auditor since 2006.

Dallas, Texas

April 1, 2024

CORRELATE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	December 31,
	2023	2022

Assets
Current assets
Cash	$1,412,379	$96,308
Accounts receivable	408,816	-
Contract assets	53,445	684,185
Prepaid expenses and other current assets	1,010,781	395,953
Total current assets	2,885,421	1,176,446

Property and equipment
Property and equipment, net	172,354	4,004
Total property and equipment	172,354	4,004

Other assets
Intangible assets - customer relationships, net	140,280	187,040
Intangible assets - developed technology, net	-	13,870
Intangible assets - development rights, net	599,784	112,744
Goodwill	762,851	762,851
Total other assets	1,502,915	1,076,505

Total assets	$4,560,690	$2,256,955

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$304,400	$396,743
Accounts payable, related party	800,346	673,000
Accrued expenses	1,136,099	1,285,898
Customer deposits	1,787,739	-
Shareholder advances	96,519	96,519
Line of credit	30,000	30,000
Notes payable, current portion, net of discount	1,229,773	1,513,546
Convertible notes payable, current portion, net of discount	1,420,160	-
Derivative liability	-	722,328
Total current liabilities	6,805,036	4,718,034

Notes payable, net of current portion and discount	-	344,595
Convertible notes payable, net of current portion and discount	935,307	-

Total liabilities	7,740,343	5,062,629

Commitments and contingencies (Note 3)

Stockholders' deficit
Preferred stock $0.0001 par value; authorized 50,000,000 shares with -0- issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Common stock $0.0001 par value; authorized 400,000,000 shares with 36,270,674 and 35,323,626 shares issued and outstanding at December 31, 2023 and 2022, respectively	3,627	3,532
Additional paid-in capital	17,873,545	5,459,220
Accumulated deficit	(21,056,825)	(8,268,426)
Total stockholders' deficit	(3,179,653)	(2,805,674)

Total liabilities and stockholders' deficit	$4,560,690	$2,256,955

The accompanying notes are an integral part of these consolidated financial statements.

CORRELATE ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the years ended
	December 31,
	2023	2022

Revenues	$7,562,982	$3,403,648
Cost of revenues	6,181,279	3,195,966
Gross profit	1,381,703	207,682

Operating expenses
General and administrative	3,356,791	2,603,138
Stock-based compensation	2,531,568	1,982,795
Legal and professional	1,459,571	1,131,127
Depreciation and amortization	250,558	68,080
Impairment of intangible asset	-	139,700
Total operating expenses	7,598,488	5,924,840

Loss from operations	(6,216,785)	(5,717,158)

Other income (expense)
Interest expense	(656,655)	(198,845)
Amortization of debt discount	(4,866,476)	(1,019,319)
Financing costs	(4,156,291)	(368,118)
Change in fair value of derivative liability	3,107,808	140,532
Total other income (expense)	(6,571,614)	(1,445,750)

Net loss	$(12,788,399)	$(7,162,908)

Loss per share	$(0.36)	$(0.20)

Weighted average shares outstanding - basic	36,010,459	34,958,482

The accompanying notes are an integral part of these consolidated financial statements.

CORRELATE ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	34,639,920	$3,464	-	$-	-	$-	$1,534,474	$(1,105,518)	$432,420

Elimination of Class A and Class B common stock for single class of common stock	(34,639,920)	(3,464)	-	-	34,639,920	3,464	-	-	-

Issuance of shares for cash	-	-	-	-	-	-	150,000	-	150,000

Issuance of shares for services	-	-	-	-	500,000	50	499,950	-	500,000

Issuance of shares for financing costs	-	-	-	-	23,706	2	30,256	-	30,258

Issuance of shares in connection with debt	-	-	-	-	160,000	16	(16)	-	-

Issuance of warrants in connection with debt	-	-	-	-	-	-	1,142,378	-	1,142,378

Issuance of warrants for acquisition of intangibles	-	-	-	-	-	-	119,383	-	119,383

Stock-based compensation	-	-	-	-	-	-	1,982,795	-	1,982,795

Net loss	-	-	-	-	-	-	-	(7,162,908)	(7,162,908)

Balances, December 31, 2022	-	$-	-	$-	35,323,626	$3,532	$5,459,220	$(8,268,426)	$(2,805,674)

Issuance of shares for services	-	-	-	-	572,351	58	270,557	-	270,615

Issuance of shares for intangible assets	-	-	-	-	362,319	36	249,964	-	250,000

Issuance of shares for property and equipment	-	-	-	-	92,010	9	57,497	-	57,506

Issuance of shares for financing costs	-	-	-	-	4,245	-	4,500	-	4,500

Issuance of shares for the payment of accrued interest	-	-	-	-	76,123	8	61,456	-	61,464

Issuance of warrants in connection with debt	-	-	-	-	-	-	3,343,577	-	3,343,577

Issuance of shares in connection with debt	-	-	-	-	1,200,000	120	(120)	-	-

Return of shares in connection with debt	-	-	-	-	(1,360,000)	(136)	136	-	-

Stock based compensation	-	-	-	-	-	-	2,531,568	-	2,531,568

Settlement of derivative liability	-	-	-	-	-	-	5,895,190	-	5,895,190

Net loss	-	-	-	-	-	-	-	(12,788,399)	(12,788,399)

Balances, December 31, 2023	-	$-	-	$-	36,270,674	$3,627	$17,873,545	$(21,056,825)	$(3,179,653)

The accompanying notes are an integral part of these consolidated financial statements.

CORRELATE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the years ended
	December 31,
	2023	2022
Operating activities
Net loss	$(12,788,399)	$(7,162,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250,558	68,080
Bad debt expense	-	38,352
Impairment of intangible asset	-	139,700
Amortization of debt discount	4,866,476	1,019,319
Stock issued for services	270,614	500,000
Stock-based compensation	2,531,568	1,982,795
Financing costs	4,156,291	368,118
Change in fair value of derivative liability	(3,107,808)	(140,532)
Changes in operating assets and liabilities:
Accounts receivable	(408,816)	2,455
Contract assets	630,740	(684,185)
Prepaid expenses and other current assets	(614,828)	(395,953)
Accounts payable	35,003	250,330
Accrued expenses	(9,406)	1,258,353
Customer deposits	1,787,739	-
Net cash used in operating activities	(2,400,268)	(2,756,076)

Investing activities
Purchase of property and equipment	(137,811)	(4,805)
Purchase of intangible assets	(400,000)	-
Net cash used in investing activities	(537,811)	(4,805)

Financing activities
Proceeds from issuance of notes payable	-	2,455,000
Proceeds from issuance of convertible notes payable	4,724,950	-
Repayment of notes payable	(470,800)	-
Proceeds from issuance of common stock	-	150,000
Net cash provided by financing activities	4,254,150	2,605,000

Net increase (decrease) in cash	$1,316,071	$(155,881)
Cash - beginning of the year	96,308	252,189
Cash - end of the year	$1,412,379	$96,308

Cash paid for income taxes	$-	$-
Cash paid for interest	$399,003	$74,515

Supplemental schedule of non-cash investing and financing activities
Discount on notes payable from derivative liability	$1,563,929	$-
Discount on convertible notes payable from derivative liability	$2,564,950	$-
Shares issued for settlement of accrued interest	$61,464	$-
Accrued interest settled through note payable	$78,929	$-
Settlement of derivative liability	$5,895,190	$-
Shares issued for intangible assets	$250,000	$-
Shares issued for property and equipment	$57,507	$-
Returnable shares issued in connection with notes payable	$120	$16
Return of returnable shares issued in connection with notes payable	$136	$-
Discount on note payable from issuance of warrants	$3,343,577	$1,142,378
Discount on note payable from derivative liability	$-	$525,000
Original issuance discount on note payable	$-	$175,000
Warrants issued for intangible assets	$-	$119,383
Guaranteed interest on note payable	$-	$30,800

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Name Change

Effective April 11, 2022, Triccar, Inc. (“TCCR”) changed its name to Correlate Infrastructure Partners Inc.

On June 8, 2023, Correlate Energy Corp. (the "Company" or “CIPI”) filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada pursuant to which it changed its corporate name from Correlate Infrastructure Partners Inc. to Correlate Energy Corp.

Nature of the Business

The accompanying consolidated financial statements include the accounts of the Company, and its subsidiaries Correlate, Inc. (“Correlate”), a Delaware corporation, and Loyal Enterprises LLC dba Solar Site Design (“Loyal”), a Tennessee limited liability company.

Correlate Energy Corp., together with its subsidiaries, is a technology-enabled vertically integrated sales, development, and fulfillment platform focused on distributed clean and resilient energy solutions in North America.

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

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022.

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

Accounts Receivable

Accounts receivable consists of invoiced and unpaid sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. During the years ended December 31, 2023 and 2022, the Company recorded bad debt expenses totaling $-0- and $38,352, respectively. As of December 31, 2023 and 2022, the Company’s allowance for doubtful accounts was $-0- and $90,189, respectively.

Contract Assets

The Company’s contracts with customers contain milestone payments which do not coincide with revenue recognition. Accordingly, contract assets consist of earned but unbilled revenues.

Property and Equipment

Property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.

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

As described in Note 1, Loyal assets and operations were transferred to Correlate in November 2022 and Loyal was dissolved. Management determined the trademark/trade name intangible asset related to Loyal was impaired and recorded an impairment expense of $139,700.

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. When assessing goodwill for impairment, the Company uses qualitative and, if necessary, quantitative methods in accordance with FASB ASC 350, “Goodwill.”

Customer Deposits

The Company’s contracts with customers contain milestone payments which do not coincide with revenue recognition. Accordingly, customer deposits consist of customer payments received prior to the performance of contractual obligations.

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

The Company’s contracts for EPC services are typically less than one year in duration and require us to a) provide engineering services, b) purchase and obtain materials, and c) install equipment and materials to agreed-upon specifications. The EPC agreement typically may be terminated by either party in connection with a breach of the agreement that has not been timely cured, or at any time by either party provided all payments required to be made to the other party have been made, including expense reimbursement and other costs incurred by the non-terminating party in connection with preparing to provide services pursuant to the EPC agreement. The majority of our contracts provide an integrated service to the customer that includes multiple services: origination, design, analyzing, engineering, equipment procurement, construction, and testing services. For revenue recognition, we do not consider the integrated services to be distinct, combining separate scopes of work into a single commercial benefit for the customer.  As a result, we typically identify a single performance obligation in our contracts. The Company recognizes revenue using the input method, by obtaining information from its subcontractors every reporting period on the progress of the project and multiplying the percentage completed (calculated based on costs incurred to date compared to total estimated costs) by the estimated total project revenue.

The Company’s contracts for consulting services require us to assist the client in achieving certain defined project milestones. The consulting agreements typically may be terminated by either party in connection with a breach of the agreement that has not been timely cured, or at any time by either party provided all payments required to be made to the other party have been made, including expense reimbursement and other costs incurred by the non-terminating party in connection with preparing to provide services pursuant to the agreement. Revenues are recognized over time as the Company performs the consulting services and value is provided to the client.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the accompanying consolidated balance sheets approximates fair value.

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2023 or 2022. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the years ended December 31, 2023 and 2022:

Balance - January 1, 2022	$-
Additions	862,860
Change in fair value	(140,532)
Balance - December 31, 2022	$722,328
Additions	8,280,670
Settlement	(5,895,190)
Change in fair value	(3,107,808)
Balance - December 31, 2023	$-

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

On June 30, 2023, the Company repaid the November 7, 2022 and December 21, 2022 note payable agreements resulting in the reclassification of derivative liabilities totaling $546,654 to additional paid in capital on the accompanying consolidated statements of stockholders’ deficit. Additionally, pursuant to the Company’s contract ordering policy, the warrant (Note 5) and convertible note (Note 4) issuances from November 7, 2022, to June 30, 2023, no longer met the definition of derivative liabilities requiring bifurcation. Accordingly, pursuant to the Company’s contract ordering policy and ASC 815-15-35-4, derivative liabilities related to the warrants and convertible notes, which were estimated to have fair values of $202,551 and $5,145,985, respectively, as of June 30, 2023, were derecognized and reclassified to additional paid in capital on the accompanying consolidated statements of stockholders’ deficit.

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company had potential additional dilutive securities outstanding at December 31, 2023 and 2022 as follows.

	December 31,	December 31,
	2023	2022
Options	9,024,068	5,284,068
Warrants	17,046,823	3,780,000
Convertible notes payable	1,476,547	440,000
	27,547,438	9,504,068

Recently Issued Accounting Standards

During the year ended December 31, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure or adjustment consideration.

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

Executive Employment Agreements

On December 28, 2021, the Company entered into an employment agreement with Mr. Todd Michaels, President and CEO and a member of the Board, providing for an annual salary of $250,000 per year. As part of the agreement, the Company issued Mr. Michaels 1,000,000 options exercisable at $0.52 per share for ten years. The options, valued at approximately $469,000 on the issuance date, vest monthly over 36 months beginning one month from issuance.

On December 28, 2021, the Company entered into an employment agreement with Mr. Jason Loyet, Director of Commercial Solar and a member of the Board, providing for an annual salary of $150,000 per year. As part of the agreement, the Company issued Mr. Loyet 1,000,000 options exercisable at $0.52 per share for ten years. The options, valued at approximately $469,000 on the issuance date, vest monthly over 36 months beginning one month from issuance.

On January 18, 2022, the Company entered into an employment agreement with Mr. Channing Chen, Former CFO, providing for an annual salary of $200,000 per year. As part of the agreement, the Company issued Mr. Chen 1,000,000 options exercisable at $0.96 per share for ten years. The options, valued at approximately $868,000, vest monthly over 36 months from issuance. Mr. Chen resigned as CFO on August 31, 2023.

On August 24, 2023, the Company entered into an employment agreement with Mr. Johan ver Loren van Themaat, CFO, providing for an annual salary of $250,000 per year. As part of the agreement, the Company issued Mr. Themaat 500,000 options exercisable at $0.89 per share for ten years. The options, valued at approximately $444,000, vest monthly over 36 months from issuance.

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

On January 11, 2023, the Company and P&C Ventures, Inc. agreed to amend the January 11, 2022, note payable. The Company accounted for the amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. As part of the agreement, $78,929 in accrued and unpaid interest was added to the principal balance, bringing the total principal balance of the note payable to $1,563,929. Additionally, the interest rate and maturity date were amended to 14% and October 11, 2023, respectively. In connection with the amendment, the Company issued P&C Ventures, Inc. 3,127,858 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $3,309,045 and recorded as a derivative liability pursuant to the Company’s contract ordering policy (Note 1). As a result of the derivative liability from the warrants, and pursuant to ASC 815-15-30, the Company recorded a debt discount totaling $1,563,929, which was limited to the net proceeds from the note, with the remaining $1,745,116 recognized as financing costs on the accompanying consolidated statements of operations.

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

On December 8, 2023, the Company and P&C Ventures, Inc. agreed to extend the maturity of the note payable, which had an outstanding principal balance of $1,563,929, from December 11, 2023 to July 8, 2024. The Company accounted for the amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. In connection with the amendment, the Company agreed to extend the exercise date of 2,700,000 warrants to purchase shares of common stock exercisable at $0.25 per share from December 11, 2023 to January 15, 2027. The extension of the warrants, which were revalued at $3,762,987, resulted in a discount on the note totaling $1,104,775 pursuant to ASC 470-20-30.

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 7, 2022 and December 21, 2022, the Company entered into two 7% note agreements totaling $440,000, including $400,000 in cash proceeds and $40,000 original issuance discount. Additionally, $15,400 in guaranteed interest was added to the principal balance at issuance. The notes, which have identical terms, each require ten monthly payments of $23,540 beginning 90 days from the issuance date with the final payment due at maturity twelve months from issuance. The note agreements contained a default provision meeting the definition of a derivative liability which had valuations totaling $355,860 at issuance. In connection with the note agreements, the Company issued a total of 300,000 warrants exercisable at $1.00 per share (Note 5). The warrants were fully vested at issuance and expire from November 7, 2024 to December 21, 2024. At issuance, the warrants, valued at $343,909, were recorded as derivative liabilities pursuant to the Company’s contract ordering policy. In total, the derivative liabilities associated with the two notes totaled $699,769 at issuance and resulted in additional debt discounts totaling $400,000, which were limited to the net proceeds from the notes, with the remaining $299,769 recognized as financing costs. Further, the Company issued a total of 23,706 shares of common stock with a total value of $30,256 for financing costs and a total of 160,000 shares of common stock for returnable commitment shares.

From November 9, 2022 to November 15, 2022, the Company entered into two 10% note agreements totaling $125,000. The notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuance. In connection with the note agreements, the Company issued a total of 125,000 warrants exercisable at $1.00 per share (Note 5). The warrants were fully vested at issuance and expire from January 29, 2024 to November 15, 2024. At issuance, the warrants, valued at $163,091, were recorded as derivative liabilities pursuant to the Company’s contract ordering policy and resulted in additional debt discounts totaling $125,000, which were limited to the net proceeds from the notes, with the remaining $38,091 recognized as financing costs. Included in the note agreements is a $25,000 note with the Company’s largest shareholder, as further detailed in Note 7.

The following table presents a summary of the Company’s notes payable at December 31, 2023:

			Balances - At Issuance		Balances - 12/31/2023
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	1,648
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	7,876
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	2,630
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	5,091
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	3,661
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	3,658
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	4,382
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	9,974
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	6,372
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	25,486
12/8/2023	7/8/2024	14%	1,563,929	1,563,929	1,563,929	988,778
					$2,289,329	$1,059,556

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s notes payable at December 31, 2022:

			Balances - At Issuance		Balances - 12/31/2022
Origination	Maturity	Interest Rate	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
1/11/2022	1/11/2023	10%	1,350,000	934,128	1,485,000	38,922
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	21,424
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	66,185
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	22,133
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	35,643
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	23,274
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	23,274
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	24,422
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	49,866
11/7/2022	11/7/2023	7%	200,000	220,000	235,400	192,499
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	22,917
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	91,667
12/21/2022	12/21/2023	7%	200,000	220,000	235,400	210,833
			$2,475,400	$1,842,378	$2,681,200	$823,059

Line of Credit

On October 3, 2014, Loyal entered into a $30,000 line of credit agreement with a former member of Loyal. The line of credit has no maturity with interest at 8.00%. As of December 31, 2023 and 2022, the outstanding principal and accrued interest totaled $33,021 and $42,130, respectively.

Convertible Notes Payable

From January 24, 2023 to June 6, 2023, the Company entered into fourteen 14% convertible note payable agreements with proceeds totaling $2,564,950. The convertible notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuances and are convertible at $3.20 per share of common stock. The conversion features were valued at $461,238 and recorded as a derivative liability pursuant to the Company’s contract ordering policy (Note 1). In connection with the convertible notes, the Company issued a total of 5,129,900 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $4,510,387 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. As a result of the derivative liabilities from the conversion features and warrants, and pursuant to ASC 815-15-30, the Company recorded debt discounts totaling $2,564,950, which were limited to the net proceeds from the convertible notes, with the remaining $2,406,675 recognized as financing costs on the accompanying consolidated statements of operations.

Included in the fourteen convertible notes payable is a 14% convertible note payable agreement with proceeds totaling $100,000 with the Company’s CEO issued on January 24, 2023. The convertible note requires quarterly interest payments with the principal due at maturity eighteen months from issuance and is convertible at $3.20 per share of common stock. The conversion feature was valued at $22,569 and recorded as a derivative liability pursuant to the Company’s contract ordering policy (Note 1). In connection with the convertible note, the Company issued 200,000 warrants to purchase shares of common stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $209,180 and recorded as a derivative liability pursuant to the Company’s contract ordering policy. As a result of the derivative liabilities from the conversion features and warrants, and pursuant to ASC 815-15-30, the Company recorded a debt discount totaling $100,000, which were limited to the net proceeds from the convertible notes, with the remaining $131,749 recognized as financing costs on the accompanying consolidated statements of operations.

From June 30, 2023 to December 18, 2023, the Company entered into fifteen 14% convertible note payable agreements with proceeds totaling $2,160,000. The convertible notes, which have identical terms, require quarterly interest payments with the principal due at maturity eighteen months from issuance and are convertible at $3.20 per share of common stock. In connection with the note agreements, the Company issued a total of 4,320,000 warrants exercisable at $0.85 per share which expire two years from issuance. The warrants, which were immediately vested, were valued at $4,308,264 and resulted in additional discount on the notes totaling $1,396,427 pursuant to ASC 470-20-30.

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s convertible notes payable at December 31, 2023:

				Balances - At Issuance		Balances - 12/31/2023
Origination	Maturity	Interest	Conversion Rate	Principal	Discount	Principal	Discount
1/24/2023	7/24/2024	14%	$3.20/Share	$100,000	$100,000	$100,000	$37,884
1/25/2023	7/25/2024	14%	$3.20/Share	74,975	74,975	74,975	28,660
1/30/2023	7/30/2024	14%	$3.20/Share	100,000	100,000	100,000	38,884
2/17/2023	8/17/2024	14%	$3.20/Share	1,000,000	1,000,000	1,000,000	416,663
3/7/2023	9/7/2024	14%	$3.20/Share	100,000	100,000	100,000	45,996
3/14/2023	9/10/2024	14%	$3.20/Share	250,000	250,000	250,000	117,999
3/27/2023	9/27/2024	14%	$3.20/Share	100,000	100,000	100,000	49,496
3/30/2023	9/30/2024	14%	$3.20/Share	79,975	79,975	79,975	39,987
4/6/2023	10/6/2024	14%	$3.20/Share	50,000	50,000	50,000	24,998
4/7/2023	10/7/2024	14%	$3.20/Share	400,000	400,000	400,000	200,002
5/5/2023	11/5/2024	14%	$3.20/Share	200,000	200,000	200,000	111,112
5/9/2023	11/9/2024	14%	$3.20/Share	50,000	50,000	50,000	29,054
5/12/2023	11/12/2024	14%	$3.20/Share	50,000	50,000	50,000	29,054
6/6/2023	12/6/2024	14%	$3.20/Share	10,000	10,000	10,000	6,108
6/30/2023	12/30/2024	14%	$3.20/Share	50,000	28,334	50,000	18,893
7/7/2023	1/7/2025	14%	$3.20/Share	25,000	14,775	25,000	9,853
7/21/2023	1/21/2025	14%	$3.20/Share	35,000	20,103	35,000	13,969
7/26/2023	1/26/2025	14%	$3.20/Share	100,000	56,527	100,000	40,326
8/10/2023	2/10/2025	14%	$3.20/Share	500,000	268,545	500,000	198,867
8/24/2023	2/24/2023	14%	$3.20/Share	100,000	60,313	100,000	46,360
8/31/2023	2/28/2025	14%	$3.20/Share	100,000	60,010	100,000	46,674
10/10/2023	4/10/2025	14%	$3.20/Share	375,000	246,871	375,000	214,871
11/3/2023	5/3/2025	14%	$3.20/Share	150,000	115,950	150,000	103,808
11/7/2023	5/7/2025	14%	$3.20/Share	50,000	38,237	50,000	35,613
11/7/2023	5/7/2025	14%	$3.20/Share	50,000	38,237	50,000	35,613
11/28/2023	5/28/2025	14%	$3.20/Share	50,000	36,925	50,000	34,674
12/4/2023	6/4/2025	14%	$3.20/Share	25,000	18,295	25,000	17,407
12/6/2023	6/8/2025	14%	$3.20/Share	500,000	358,064	500,000	342,064
12/18/2023	6/18/2025	14%	$3.20/Share	50,000	35,241	50,000	34,594
						$4,724,950	$2,369,483

Future Maturities

The table below summarizes future maturities of the Company’s debt as of December 31, 2023:

December 31,	Amount
2024	$4,913,879
2025	2,110,000
2026	-
2027	-
2028	-
Thereafter	20,400
7,044,279
Less - Discounts	(3,429,039)
$3,615,240

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At January 1, 2022, common stock authorized consisted of three hundred seventy-two million five hundred thousand (372,500,000) Class A shares with 1:1 voting rights and twenty-seven million five hundred thousand (27,500,000) Class B shares with 20:1 voting rights, and fifty million (50,000,000) shares of preferred stock with a par value of one hundredth of a cent ($0.0001) per share.

On April 5, 2022, the Company amended its Articles of Incorporation such that Class A or Class B common shares were eliminated and replaced by a single class of common stock with 1:1 voting rights.

At December 31, 2023 and 2022, common stock authorized consisted of four hundred million (400,000,000) common shares with 1:1 voting rights and fifty million (50,000,000) shares of preferred stock with a par value of one hundredth of a cent ($0.0001) per share.

To the fullest extent permitted by the laws of the state of Nevada (currently set forth in NRS 78.195), as the same now exists or may hereafter be amended or supplemented, the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of capital stock of the corporation.

Common Stock

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

In connection with a repayment plan created for the November 7, 2022 and December 21, 2022 notes payable (Note 4), the Company issued 1,200,000 shares of returnable common stock as security. On June 30, 2023, the notes were paid in full and 1,360,000 returnable shares, consisting of 160,000 shares issued in 2022, as noted above, and 1,200,000 shares issued in 2023, were returned to the Company and retired.

During April 2023, the Company issued 92,010 shares of common stock valued at $57,506 in connection with the purchase of software.

During June 2023, the Company issued 362,319 shares of common stock valued at $250,000 in connection with a settlement agreement wherein the Company acquired development rights.

During December 2023, the Company issued 55,306 shares of common stock valued at $82,959 for services.

During the year ended December 31, 2023, the Company paid $61,464 in accrued interest due to noteholders by issuing 76,123 shares of common stock. Included in these shares were 5,716 shares issued to the wife of the Company’s CEO and 12,410 shares issued to the Company’s CEO.

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2023, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 3.66% to 5%, volatility ranging from 160% to 346% based on the historical volatility of the Company’s common stock, exercise prices ranging from $0.70 to $0.85, and terms of 24 to 60 months.

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

From January 24, 2023 to December 19, 2023, the Company issued warrants to purchase 9,449,900 shares of common stock valued at approximately $8,819,000 as part of note agreements (Note 4). Included in these warrants is a warrant to purchase 200,000 shares of common stock issued to the Company’s CEO.

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

During October 2023, the Company issued 72,329 warrants to purchase shares of common stock exercisable at $0.85 per share for two years. The warrants, which were immediately vested, were valued at $139,512.

The table below summarizes the Company’s warrants for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2022	3,780,000	$0.48	0.87
Issued	13,266,823	$0.84	2.82
Exercised	-	$-	-
Warrants as of December 31, 2023	17,046,823	$0.76	1.73

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company’s warrants for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2021	-	$-	-
Issued	3,780,000	$0.48	1.63
Exercised	-	$-	-
Warrants as of December 31, 2022	3,780,000	$0.48	0.87

At December 31, 2022, warrants to purchase 16,671,823 shares of common stock were vested and warrants to purchase 375,000 shares of common stock remained unvested. The Company expects to incur expenses for the unvested warrants totaling $247,074 as they vest.

Options

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

During the year ended December 31, 2022, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates from 3.39% to 4.72%; volatility ranging from 267% to 281% based on the historical volatility of the Company’s common stock; various exercise prices; and terms of 5 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

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

During September 2023, the Company’s Stockholders approved an amendment of the 2021 Equity Incentive Plan to increase the numbers of issuable shares from 5,000,000 to 10,000,000.

From March 1, 2023 to December 27, 2023, the Company issued 2,740,000 options to purchase shares of common stock exercisable at prices ranging from $0.54 to $1.46 per share. The options, which vest over 12 to 36 months, were valued at $2,352,636.

Included in the 2,740,000 options issued above were 500,000 options to purchase shares of common stock exercisable at $0.89 per share for five years which were issued to the Company’s CFO for compensation.

Included in the 2,740,000 options issued above were 250,000 options to purchase shares of common stock exercisable at $0.77 per share for five years which were issued to the Company’s former CFO for ongoing consulting services.

During October 2023, the Company issued 1,000,000 options valued at approximately $859,000 as part of compensation to four directors (Note 7). The options vested immediately upon issuance.

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s options for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2022	5,284,068	$0.80	4.17
Issued	3,740,000	$0.87	5.00
Forfeited	-	$-	-
Exercised	-	$-	-
Options as of December 31, 2023	9,024,068	$0.83	3.77

The following table summarizes the Company’s options for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2021	3,059,068	$0.52	5.08
Issued	2,225,000	$1.20	4.97
Forfeited	-	$-	-
Exercised	-	$-	-
Options as of December 31, 2022	5,284,068	$0.80	4.17

At December 31, 2023, options to purchase 5,253,731 shares of common stock were vested and options to purchase 3,770,337 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $2,957,252 as they vest.

NOTE 6 – CONCENTRATIONS

As of December 31, 2023 and 2022, and for the years then ended, the Company had the following revenue and accounts receivable concentrations:

	Revenues		Accounts Receivable
Customer	2023	2022	12/31/2023	12/31/2022
Customer A	88%	*	*	*
Customer B	*	*	87%	*
Customer C	*	48%	*	*
Customer D	*	38%	10%	*
Customer E	*	12%	*	*

* = Less than 10%

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

Shareholder Advances and Payables

At December 31, 2023 and 2022, the Company had advances payable of $22,154, respectively, due to the Company’s President and CEO, Mr. Todd Michaels. Mr. Michaels is also a member of the Company’s Board of Directors.

At December 31, 2023 and 2022, the Company had advances payable of $11,865 due to a significant shareholder.

At December 31, 2023 and 2022, the Company had advances payable of $62,500 due to the Company’s largest shareholder.

At December 31, 2023 and 2022, the Company had accounts payable of $258,000 and $256,000, respectively, due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder. The Company incurred $2,000 and $5,000 of operating expenses with the entity during the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the Company had accounts payable of $78,346 and $73,000, respectively, due to Loutex Production Company, an entity owned by the Company’s largest shareholder. The Company incurred $4,900 and $23,000 of operating expenses with the entity during the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023, the Company had accounts payable of $120,000 due to P&C Ventures, Inc. The Company incurred $240,000 of operating expenses with P&C Ventures Inc. during the period ended December 31, 2023. Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an officer of P&C Ventures, Inc.

Michaels Consulting

At December 31, 2023 and 2022, the Company had accounts payable of $344,000, respectively, due to Michaels Consulting, an entity owned by the wife of Mr. Michaels.

Notes Payable

Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an owner and officer of P&C Ventures, Inc. During January 2022, the Company entered into a note agreement with P&C Ventures, Inc. totaling $1,485,000 and issued 2,700,000 warrants related to the note, as disclosed in Note 4. During January 2023, the Company amended the January 2022 note agreement with P&C Ventures, Inc. and issued warrants related to the amendment, as disclosed in Note 4. During July 2023, the Company amended the January 2023 agreement and modified warrants related to the original note, as disclosed in Note 4. During December 2023, the Company amended the July 2023 agreement and modified warrants related to the original note, as disclosed in Note 4.

During September 2022, the Company entered into a note agreement with the wife of Mr. Michaels totaling $50,000 and issued 50,000 warrants, valued at approximately $75,000, related to the note, as disclosed in Note 4.

During November 2022, the Company entered into a note agreement with the Company’s largest shareholder totaling $25,000 and issued 25,000 warrants, valued at approximately $39,000, related to the note, as disclosed in Note 4.

Convertible Notes Payable

During January 2023, the Company entered into a convertible note agreement with Mr. Michaels totaling $100,000 and issued 200,000 warrants, valued at approximately $209,000, related to the note, as disclosed in Note 4.

Director Options

During October 2023, four of the Company’s directors, Robert Powell, Cory Hunt, Matthew Flemming, and Eli Albrecht, each received 250,000 options valued at approximately $215,000 (Note 5). The options vested immediately upon issuance.

During August 2022, three of the Company’s directors, Robert Powell, Cory Hunt, and Matthew Flemming, each received 250,000 options valued at approximately $374,000 (Note 5). The options vested immediately upon issuance.

Accrued Bonus

At December 31, 2023, the Company had accrued bonus compensation for its CEO, CFO and former CFO of approximately $150,000, $50,000 and $115,000, respectively.

At December 31, 2022, the Company had accrued bonus compensation for its CEO and former CFO of approximately $150,000 and $115,000, respectively.

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS

The Company’s intangible assets as of December 31, 2023, are summarized as follows:

			Accumulated
Type	Useful Life	Amount	Amortization	Net
Development rights	2-3 years	$769,383	$169,599	$599,784
Customer relationships	5 years	233,800	93,520	140,280
		$1,003,183	$263,119	$740,064

The Company’s intangible assets as of December 31, 2022, are summarized as follows:

			Accumulated
Type	Useful Life	Amount	Amortization	Net
Development rights	2-3 years	$119,383	$6,639	$112,744
Customer relationships	5 years	233,800	46,760	187,040
Developed technology	2 years	27,750	13,880	13,870
		$380,933	$67,279	$313,654

Future amortization of the Company’s intangible assets as of December 31, 2023 are as follows:

December 31,	Amount
2024	$319,884
2025	286,852
2026	133,328
$740,064

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAX

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts are calculated for income tax purposes. The provision (benefit) for income taxes for the years ended December 31, 2023, and 2022, assumes a statutory 21%, effective tax rate for federal income taxes.

	2023	2022
Federal tax statutory rate	21%	21%
Temporary differences	1%	5%
Permanent differences	-4%	-6%
Valuation Allowance	-18%	-20%
	0%	0%

The Company had deferred income tax assets as of December 31, 2023, and 2022, as follows:

	2023	2022
Deferred Tax Assets
Net operating loss carryforwards	$3,260,000	$1,589,000
Temporary differences	1,040,000	217,000
Permanent differences
Valuation allowance	(4,300,000)	(1,806,000)
Net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $2,494,000 and $1,567,000 in the fiscal years ending December 31, 2023, and 2022, respectively.

At December 31, 2023, the Company had approximately $13,899,180 in federal net operating loss carryforwards. $13,601,748 of these carry forwards are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. The remaining amount can be carried forward for 20 years with no income limitation. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

As of December 31, 2023, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2019 through 2023. The tax return for the fiscal year ended December 31, 2023, has not yet been filed.

CORRELATE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

From January 10, 2024 to February 20, 2024, eight warrant holders cashless exercised a total of 5,307,500 warrants to purchase common stock, resulting in the issuance of 3,764,559 shares of common stock.

During January 2024, two of the Company’s directors, Dr. Christine Gulbranson and Alina Zagaytova, each received 250,000 options valued at approximately $474,000. The options vested immediately upon issuance.

From January 29, 2024 to March 12, 2024, the Company and seven holders of notes payable which matured between January 29, 2024 and March 12, 2024, agreed to extend the maturity of the note payables, which had outstanding principal balances totaling $480,000, by six months. The Company accounted for each amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. In connection with the amendments, the Company agreed to extend the exercise date of 480,000 warrants to purchase shares of common stock, originally issued with the notes payable and set to expire on the maturity date of the notes payable, exercisable at $1.00 per share by approximately three years. The extension of the warrants, which were valued at $761,247, resulted in a discount on the notes totaling $294,017 pursuant to ASC 470-20-30.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and participation of our principal executive officer and principal financial officer at December 31, 2023, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2023, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, our principal executive officer and principal financial officer, have assessed the effectiveness of internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2023, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2023, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position

Todd Michaels	48	Chief Executive Officer, President and Director
Johan ver Loren van Themaat	48	Chief Financial Officer
Jason Loyet	48	Director of Commercial Solar of Correlate Inc. and Director
Matthew Flemming	54	Chairman of the Board of Directors
Bob Powell	59	Director
Cory Hunt	42	Director
Eli Albrecht	36	Director
Dr. Christine Gulbranson	52	Director
Alina Zagaytova	42	Director

Mr. Michaels became our President and CEO and was appointed to serve as a member of our board of our directors on December 28, 2021. Prior thereto, Mr. Michaels served as the CEO of Correlate Inc. since he founded the company in 2016 and which we acquired on December 28, 2021. From February 2014 through August 2015, Mr. Michaels was the Vice President of Product Innovation for SunEdison, at the time a large global renewable energy developer, owner, operator company. From November 2011 through November 2013, Mr. Michaels was the Senior Director of Business Development for NRG Solar, a subsidiary of NRG Energy. NRG Solar is a renewable energy developer, owner, operator company. From November 2006 through November 2011, Mr. Michaels served as Senior Vice President of Development and Marketing for Solar Power Partners Inc. a solar energy developer, owner, operator company. Between 1997 and 2006, Mr. Michaels held various positions and acted as a consultant and independent contractor for several solar technology and telecommunications companies. Mr. Michaels graduated Magna Cum Laude from the Kelly School of Business, Indiana University with a BS in Computer Information Systems in 1997.

Mr. Themaat became our CFO on January 4, 2024. Prior thereto, he acted as our VP of Finance since September 1, 2023. Mr. Themaat has held key financial positions at private, public, and startup companies, including Mission Energy, NGL Energy Partners, and RBS. Mr. Themaat brings his proficiency in financial strategy, planning and analysis, M&A, and capital-raising transactions to the Company. From January 2021 to July 2023 Mr. Themaat was CFO of Mission Energy, a private C&I solar developer for non-profits where he led financial strategy, back-office operations, and corporate development. From April 2014 to December 2020, he was CEO of two startup midstream infrastructure developers, Black Canyon Midstream and First River Energy, where he directed all aspects of company's operations, offered strategic direction, and implemented growth initiatives including organic growth, capital raises and acquisitions. From August 2011 to March 2014, Mr. Themaat was VP of M&A and Investor Relations of NGL Energy Partners (NYSE:NGL midstream MLP) where he was instrumental in executing the acquisition strategy, forecasting, and board communications. From October 2006 to August 2011, he was a Vice President of Energy Investment Banking at The Royal Bank of Scotland (a public global financial institution) where he gained his financial experience. Mr. Themaat earned an MBA from Tulane University and an Electrical and Electronic Engineering Degree from the University of Stellenbosch.

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

Mr. Flemming has been the Chairman of our board of directors since May 14, 2021. Mr. Flemming was our chief executive officer and acting chief financial officer from May 14, 2021 through December 28, 2021. Mr. Flemming has served as the Chief Business Development Officer of SMG Industries Inc. (OTCQB: SMGI) since December 2020, as its interim Chief Executive Officer and Interim Chief Financial Officer from January 2021 through July 2023, and prior thereto Mr. Flemming served as its Chief Executive Officer from September 2017 through December 2020 and continues to serve as the Chairman of the Board of Directors. Prior thereto, Mr. Flemming was a consultant for a financial restructuring firm and a financial advisor to a private closely held oilfield services company during 2016 and early 2017. From June 2011 to March 2016, Mr. Flemming was the Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of HII Technologies Inc. an oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production companies in the United States. Prior thereto, from 2009 to 2011, Mr. Flemming was Chief Financial Officer of Hemiwedge Industries Inc., a proprietary valve technology company with oilfield applications, that was sold in 2011. From 2005 to 2009, Mr. Flemming was Chief Financial Officer of Shumate Industries, Inc., an oilfield manufacturing company and successor of Excalibur. Previous to that, from 2001 to 2005, Mr. Flemming was Chief Financial Officer of Excalibur Industries, Inc., an industrial and energy related manufacturer and fabrication company. From June 1999 to March 2001, he served as Chief Executive Officer of WorldByNet, Inc. a Houston, Texas based privately held technology company. From January 1994 to May 1999, Mr. Flemming served as Chief Executive Officer of FARO Pharmaceuticals, Inc., a privately held national specialty products company that he founded. Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston.

Mr. Powell was appointed to serve as a member of our board of directors on December 28, 2021. Since August 2015, Mr. Powell has been the Chief Executive Officer and President of Brightmark Energy, LLC. Brightmark transforms organic waste into renewable natural gas and creates innovative approaches to the plastics renewal process through science-first strategies and powerful partnerships in the United States and internationally. Mr. Powell has over twenty-seven years of energy industry experience. He has expertise in a variety of sectors within the energy industry including renewable entrepreneurial ventures, fossil-fuel and cogeneration technologies, as well as efficiency measures. His experiences include being the CEO of a solar developer, CFO of Pacific Gas and Electric Company, the North America President of the largest worldwide renewable energy company, an innovator in financing energy projects, and a Partner in Andersen and PwC’s energy consulting practices. Mr. Powell received a Masters in Business Administration and a Bachelor of Science in Electrical Engineering, both from the Georgia Institute of Technology.

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

Mr. Albrecht was appointed to serve as a member of our board of directors on August 3, 2023. Since June 1, 2023, Mr. Albrecht has been a Partner at SMB Law Group LLP focusing on M&A and corporate law. Mr. Albrecht is an expert on M&A strategy and deal structuring and has advised public and private companies and funds on over $40 billion worth of acquisitions, dispositions, and joint ventures, including transactions in green energy and renewables. From December 2018 to June 2023, Mr. Albrecht was an M&A lawyer at Gibson Dunn & Crutcher LLP and prior to that at DLA Piper LLP. Mr. Albrecht holds a Bachelor of Science from Johns Hopkins University, and a Juris Doctorate from Georgetown University Law Center.

Dr. Gulbranson was appointed to serve as a member of our board of directors on January 4, 2024.  Dr. Gulbranson is the Founder of Nova Global Ventures, a fund focused on AI and disruptive technology, partnering with Global Corporate Venturing to use data to co-invest alongside top firms and has been its CEO and Managing Partner since its formation in July, 2023. Since July 2023, Dr. Gulbranson has served as the Chief Investment Officer of Treehouse Studios, an athlete-focused, corporate-leveraged startup studio focusing on AI-powered consumer technology and commerce products. In 2022 Dr. Gulbranson released her book TRANSFORMATIVE INNOVATION®: Today’s Capital Drives Tomorrow’s Exponential Growth & Profits to Advance the World where she highlights the need for innovation and its key drivers to transform markets and society. At the end of 2020, Dr. Gulbranson set out to write her book entitled “TRANSFORMATIVE INNOVATION®: Today’s Capital Drives Tomorrow’s Exponential Growth & Profits to Advance the World”. She previously served as CEO and director, from 2019 to 2020, of a Silicon Valley private family foundation/office (funded by Sergey Brin), and as Chief Innovation Officer of the University of California System, from 2016 to 2019, overseeing a $100B+ technology investment portfolio, $37B operations budget, and $1B+ in sales.  Dr. Gulbranson earned five degrees from UC Davis – BS in physics, a BS, MS, and PhD in materials science and engineering, and an MBA. She holds patents in the fields of nanotechnology and lighting.

Ms. Zagaytova was appointed to serve as a member of our board of directors on January 4, 2024.  Ms. Zagaytova served as General Counsel, Corporate Secretary and Chief Compliance Officer of Redwood Materials, Inc., a battery materials company from January 2022 to December 2023. From November 2019 to January 2022, Ms. Zagaytova served as Deputy General Counsel and Assistant Corporate Secretary of Marqeta, Inc., a global fintech company, where she led strategic transactions, including a successful $16 billion IPO. From June 2014 to November 2019, Ms. Zagaytova worked at First Solar Inc. (FSLR) as Chief Counsel Business Development where she worked on corporate and business development, finance, and M&A. Prior to that, she spent seven years working at the law firms of Cleary Gottlieb LLP and Hogan Lovells, LLP. Between 2017 and 2023, Ms. Zagaytova also served as a Director on the Boards of Clean Energy Collective, LLC and Younicos AG, and as a Board Advisor to Deep Isolation and Retrolux Inc. Ms. Zagaytova received a Juris Doctorate from Harvard Law School and a Bachelor of Arts in Political Science from the University of California, Berkeley.

Family Relationships

There are no family relationships among the individuals comprising our Board of Directors, management and other key personnel.

Involvement in Legal Proceedings

Except as set forth below, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities,

•

been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated, or

•	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

Mr. Flemming was an executive officer of HII Technologies, Inc. (“HII”) in 2016. Subsequent to his employment with HII, that company entered into a plan of reorganization under Chapter 11.

Code of Business Conduct and Ethics

We intend to adopt a corporate Code of Conduct and Ethics at our next quarterly board meeting. The text of our Code of Conduct and Ethics, which will apply to our officers and each member of our Board, will be posted in the “Corporate Governance” section of our website, www.correlateinfra.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website, www.correlateinfra.com. A copy of our Code of Conduct and Ethics will also be available in print; free of charge, upon written request to 176 S. Capitol Blvd., 2nd Floor, Boise, Idaho 83702, Attn: President.

Director Independence and Board Committees

Our Board intends to form the following three committees: Audit Committee, Compensation Committee, and Nominating and Governance Committee, each of which is described below. All standing committees will operate under charters that will be approved by the Board. Copies of the charters of the Audit Committee, Compensation Committee, and the Nominating and Governance Committee will be posted on our website at such time as they are approved by the Board.

Audit Committee. Our Audit Committee members will be comprised of independent directors as defined in the rules and regulations of SEC and NYSE. Our Audit Committee will oversee our corporate accounting, financial reporting practices and the annual audit and quarterly reviews of the financial statements.

The Audit Committee’s primary functions will be to:

•	assist the monitoring the integrity of our financial statements,
•	appoint and retain the independent registered public accounting firm to conduct the annual audit and quarterly reviews of our financial statements and review the firm’s independence,
•	review the proposed scope and results of the audit and discuss required communications in connection with the audit,
•	review and pre-approve the independent registered public accounting firm’s audit and non-audit services rendered,
•	review accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff,
•	meet regularly with the independent registered public accounting firm without management present,
•	recognize and prevent prohibited non-audit services,
•	establish procedures for complaints received by us regarding accounting matters,
•	review, pass on the fairness of, and approve “related-party transactions” as required by and in conformance with the rules and regulations of the SEC,
•	establish procedures for the identification of management of potential conflicts of interest, and review and approve any transactions where such potential conflicts have been identified, and
•	prepare the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

Compensation Committee. Upon establishing our Compensation Committee, its primary functions will be to:

•	review and recommend the compensation arrangements for management, including the compensation for our Chief Executive Officer,
•	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals,
•	approve and oversee reimbursement policies for Directors, Executive Officers and key employees,
•	administer our stock incentive plan,
•	review and discuss the compensation discussion and analysis prepared by management to be included in our Annual Report, proxy statement or any other applicable filings as required by the SEC, and
•	prepare the report of the compensation committee that SEC rules require to be included in our annual meeting proxy statement.

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

Nominating and Governance Committee.  Upon establishing our Nominating and Governance Committee, its primary functions will be to:

•	identify the appropriate size, functioning and needs of and nominate members of the Board,

•	develop and recommend to the Board of Directors a set of corporate governance principles applicable to our company and review at least annually our code of conduct and ethics,

•

review and maintain oversight of matters relating to the independence of our board and committee members, in light of the independence standards of the Sarbanes-Oxley Act of 2002 and the rules of the New York Stock Exchange, and

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

The Nominating and Governance Committee will consider properly and timely submitted Director candidates recommended by stockholders of the Company. Stockholders who wish to suggest qualified candidates for election to the Board should write to 176 S. Capitol Blvd., 2nd Floor, Boise, Idaho 83702 Attn: President. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board and a description of any relationship the nominee has to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a Director should accompany any such recommendation.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2023, the Board met from time to time informally and acted by written consent on numerous occasions.

Indemnification and Limitation on Liability of Directors

Our articles of incorporation limit the liability of our directors to the fullest extent permitted by Nevada law. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

On August 24, 2023, the Company entered into an employment agreement with Mr. Themaat

Certain Relationships and Related Transactions and Director Independence

The following is a description of the transactions we have engaged in since January 1, 2023, with our Directors and Officers and beneficial owners of more than five percent of our voting securities and their affiliates:

During January 2023, the Company entered into a 14% convertible note with proceeds totaling $100,000 from the Company’s CEO. In connection with the convertible note, the Company issued 200,000 warrants to purchase shares of common stock valued at $209,180.

At December 31, 2023, the Company had advances payable of $22,154 due to the Company’s CEO.

At December 31, 2023, the Company had advances payable of $62,500 due to the Company’s largest shareholder.

At December 31, 2023, the Company had accounts payable of $258,000 due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder. The Company incurred $2,000 of operating expenses with the entity during the year ended December 31, 2023.

At December 31, 2023, the Company had accounts payable of $78,346 due to Loutex Production Company, an entity owned by the Company’s largest shareholder. The Company incurred $4,900 of operating expenses with the entity during the year ended December 31, 2023.

At December 31, 2023, the Company had accounts payable of $120,000 due to P&C Ventures, Inc. The Company incurred $240,000 of operating expenses with P&C Ventures Inc. during the period ended December 31, 2023. Mr. Cory Hunt is an officer of P&C Ventures, Inc.

At December 31, 2023, the Company had accounts payable of $344,000, due to Michaels Consulting, an entity owned by the wife of Mr. Michaels.

During October 2023, four of the Company’s directors, Robert Powell, Cory Hunt, Matthew Flemming, and Eli Albrecht, each received 250,000 options valued at approximately $215,000.

At December 31, 2023, the Company had accrued bonus compensation for its CEO, CFO and former CFO of approximately $150,000, $50,000 and $115,000, respectively.

Employment Agreements

On December 28, 2021, the Company entered into an employment agreement with Mr. Todd Michaels, President and CEO, providing for an annual salary of $250,000 per year. As part of the agreement, the Company issued Mr. Michaels 1,000,000 options exercisable at $0.52 per share for five years. The options, valued at approximately $469,000 on the issuance date, vest monthly over 36 months beginning one month from issuance.

On December 28, 2021, the Company entered into an employment agreement with Mr. Jason Loyet, Director of Commercial Solar, providing for an annual salary of $145,000 per year. As part of the agreement, the Company issued Mr. Loyet 1,000,000 options exercisable at $0.52 per share for five years. The options, valued at approximately $469,000 on the issuance date, vest monthly over 36 months beginning one month from issuance.

On August 24, 2023, the Company entered into an employment agreement with Mr. Themaat, Chief Financial Officer, providing for an annual salary of $250,000.  As part of the agreement, the Company issued Mr. Themaat 500,000 options exercisable at $0.89 per share for five years. The options, valued at approximately $444,000 on the issuance date, vest monthly over 36 months beginning on the date of issuance.

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

Director Independence

Our Board of Directors has determined that each of Mr. Flemming, Mr. Powell, Mr. Albrecht, Dr. Gulbranson and Ms. Zagaytova are “independent” as defined under the standards set forth in Part 8 of the NYSE American Company Guide. In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions.”

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

Item 11. Executive Compensation

The following table shows the total compensation earned during the fiscal years ended December 31, 2023 and 2022 to (1) our Chief Executive Officer, and (2) our other named executive officers during the fiscal years ended December 31, 2023 and 2022 (collectively, the “named executive officers”):

				Stock Awards (3)	Option Awards (3)	Other	Total
Name and Position	Year	Salary ($)	Bonus ($)	($)	($)	($)	($)

Todd Michaels	2023	140,625		-	-	-	140,625
CEO(1)	2022	250,000	150,000	-	-	-	400,000

Channing Chen	2023	86,394		-	210,000	-	296,394
Former CFO (1)(2)	2022	192,000	115,000	-	868,000	-	1,175,000

Jason Loyet(1)	2023	84,375	-	-	-	-	84,375
Director of Commercial Solar	2022	150,000	-	-	-	-	150,000

(1)	Each of Messrs. Michaels, Chen and Loyet agreed to a deferral of a portion of their salaries during the year ended December 31, 2023 in the amounts of $99,375, $40,000 and $65,625, respectively.
(2)	Mr. Chen served as our Chief Financial Officer from January 2022 through August 31, 2023.
(3)

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

Executive Employment Agreements

Employment Agreement with Mr. Todd Michaels

On December 28, 2021, the Company entered into an employment agreement with Mr. Todd Michaels, President and CEO (the “Employee”), providing for an annual salary of $250,000 per year (the “CEO Agreement”). As part of the CEO Agreement, the Company issued Mr. Michaels 1,000,000 options exercisable at $0.52 per share for five years. The options, valued at approximately $469,000 on the issuance date, vest monthly over 36 months beginning one month from issuance.

The term of the CEO Agreement commenced on December 28, 2021 (the “Effective Date”) and continues until a period of thirty-six (36) months commencing on the Effective Date (the “Term”). The Term of the CEO Agreement shall be automatically extended for additional one (1) year periods, unless either party notifies the other in writing at least ninety (90) days prior to the expiration of the then existing Term of its intention not to extend the Term.

The Company may terminate the CEO Agreement upon written notice for Cause. For purposes hereof, “Cause” shall mean: (A) Employee's misconduct as could reasonably be expected to have a material adverse effect on the business and affairs of Employer, (B) the Employee’s violation of either the Company’s Code of Ethics as then in effect, or any lawful Employer imposed employee guidelines known to Employee, as determined by the Management Committee, or any similar committee, in its sole discretion from time to time, (C) the Employee's disregard of lawful instructions of Employer’s Management Committee, or similar committee, consistent with Employee's position relating to the business of Employer or neglect of duties or failure to act, which, in each case, could reasonably be expected to have a material adverse effect on the business and affairs of Employer or Employer’s parent company, (D) if Employee should be unable or incapable of performing the essential functions of his job position for a period of thirty (30) consecutive days in any twelve (12) month period, or one hundred twenty (120) days during any twelve (12) month period, whether or not such days are consecutive (as used herein, “unable or incapable of performing essential job functions” shall mean the inability of Employee, on account of a mental, physical, or other condition, to perform his essential job functions as determined by at least two of three medical physicians or by agreement of the Company and Employee or his designee (if the determination is to be made by medical physicians, the Employee or his designee shall appoint one such physician, the Company shall appoint one, and the two so appointed shall appoint the third medical physician)) (E) engaging by the Employee in conduct that constitutes activity in material violation of the Non-Competition and Non-Solicitation provisions set forth in Section 8 of this Agreement; (F) the conviction of Employee for the commission of a felony; and/or (G) the habitual abuse of controlled substances. Except with respect to (B), (C), (D) and (E) above, notwithstanding anything to the contrary in this Section 9(a)(i), Employer may not terminate Employee's employment under this Agreement for Cause unless Employee shall have first received notice from the Chairman advising Employee of the specific acts or omissions alleged to constitute Cause, and such acts or omissions continue after Employee shall have had a reasonable opportunity (at least 30 days from the date Employee receives the notice from their supervisor) to correct the acts or omissions so complained of.

The Agreement provides that the Company shall, to the extent permitted by law, include the Mr. Michaels during the Term of this Agreement under any directors and officers’ liability insurance policy maintained for its directors and officers, with coverage at least as favorable to Mr. Michaels in amount and each other material respect as the coverage of other directors and officers covered thereby.

Employment Agreement with Mr. Themaat

On August 24, 2023, the Company entered into an employment agreement with Mr. Johan ver Loren van Themaat, CFO (the “Employee”) which commenced on September 1, 2023, providing for an annual salary of $250,000 per year (the “CFO Agreement”). As part of the CEO Agreement, the Company issued Mr. Themaat 500,000 options exercisable at $0.89 per share for five years. The options, valued at approximately $444,000 on the issuance date, vest monthly over 36 months beginning on the date of issuance.

The term of the CFO Agreement commenced on September 1, 2023 (the “Effective Date”) and continues until a period of twelve (12) months commencing on the Effective Date (the “Term”). The Term of the CFO Agreement shall be automatically extended for additional one (1) year periods, unless either party notifies the other in writing at least ninety (90) days prior to the expiration of the then existing Term of its intention not to extend the Term.

The Company may terminate the CFO Agreement upon written notice for Cause. For purposes hereof, “Cause” shall mean:  (A) Employee's misconduct as could reasonably be expected to have a material adverse effect on the business and affairs of Employer, (B) the Employee’s violation of either the Company’s Code of Ethics as then in effect, or any lawful Employer imposed employee guidelines known to Employee, as determined by the Management Committee, or any similar committee, in its sole discretion from time to time, (C) the Employee's disregard of lawful instructions of Employer’s Management Committee, or similar committee, consistent with Employee's position relating to the business of Employer or neglect of duties or failure to act, which, in each case, could reasonably be expected to have a material adverse effect on the business and affairs of Employer or Employer’s parent company, (D) if Employee should be unable or incapable of performing the essential functions of his job position for a period of thirty (30) consecutive days in any twelve (12) month period, or one hundred twenty (120) days during any twelve (12) month period, whether or not such days are consecutive (as used herein, “unable or incapable of performing essential job functions” shall mean the inability of Employee, on account of a mental, physical, or other condition, to perform his essential job functions as determined by at least two of three medical physicians or by agreement of the Company and Employee or his designee (if the determination is to be made by medical physicians, the Employee or his designee shall appoint one such physician, the Company shall appoint one, and the two so appointed shall appoint the third medical physician)) (E) engaging by the Employee in conduct that constitutes activity in violation of the Noncompetition Agreement with Employer or Employer’s subsidiaries; (F) the conviction of Employee for the commission of a felony; and/or (G) the habitual abuse of controlled substances. Except with respect to (B), (C) and (D) above, notwithstanding anything to the contrary in this Section 9(a)(i), Employer may not terminate Employee's employment under this Agreement for Cause unless Employee shall have first received notice from his or her supervisor advising Employee of the specific acts or omissions alleged to constitute Cause, and such acts or omissions continue after Employee shall have had a reasonable opportunity (at least 10 days from the date Employee receives the notice from their supervisor) to correct the acts or omissions so complained of.

The Agreement provides that the Company shall, to the extent permitted by law, include Mr. Themaat during the term of this agreement under any directors and officers’ liability insurance policy maintained for its directors and officers, with coverage at least as favorable to Mr. Themaat in amount and each other material respect as the coverage of other directors and officers covered thereby.

Employment Agreement with Mr. Jason Loyet

On December 28, 2021, the Company entered into an employment agreement with Mr. Jason Loyet, Director of Commercial Solar, providing for an annual salary of $150,000 per year. As part of the agreement, the Company issued Mr. Loyet 1,000,000 options exercisable at $0.52 per share for five years. The options, valued at approximately $469,000 on the issuance date, vest monthly over 36 months beginning one month from issuance.

The term of the agreement commenced on December 28, 2021 (the “Effective Date”) and continues until a period of thirty-six (36) months commencing on the Effective Date (the “Term”). The Term of this agreement shall be automatically extended for additional one (1) year periods, unless either party notifies the other in writing at least ninety (90) days prior to the expiration of the then existing Term of its intention not to extend the Term.

The Company may terminate this agreement upon written notice for Cause. The meaning of “Cause” shall mean shall have the same meanings prescribed in the employment agreement with Mr. Michaels, described above.

The Agreement provides that the Company shall, to the extent permitted by law, include Mr. Loyet during the Term of this agreement under any directors and officers’ liability insurance policy maintained for its directors and officers, with coverage at least as favorable to Mr. Loyet in amount and each other material respect as the coverage of other directors and officers covered thereby.

Compensation of Directors

Director Compensation

Director Compensation Table

During the year ended December 31, 2023, we granted 250,000 options valued at $215,000 to each of our non-executive directors, Robert Powell, Cory Hunt, Matthew Flemming and Eli Albrecht for their Board service.

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

Outstanding Equity Awards at 2023 Year End

There were 4,250,000 outstanding unexercised options, unvested stock and equity incentive plan awards held by our executive officers and directors as of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 15, 2024 for: (1) all persons who are beneficial owners of 5% or more of our Common Stock, (2) each of our officers and directors, and (3) all directors and executive officers as a group. The information regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of capital stock as to which such person has the right to acquire voting or investment power within 60 days of March 15, 2024 through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days of March 15, 2024 by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days of March 15, 2024. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them. As of March 15, 2024, there were 40,122,009 shares of our Common Stock issued and outstanding. Except as otherwise listed below, the address of each person is 176 S. Capitol Blvd., 2nd Floor, Boise, Idaho 83702.

Name	Amount of Beneficial Ownership of Common Stock (1)	Percent of Common Stock

Newton Dorsett (2)	11,073,673	27.6%
P&C Ventures Inc. (3)	6,032,890	13.9%

Directors and Officers:
Todd Michaels (4)	4,536,406	11.0%
Johan ver Loren Van Themaat (5)	125,001	*
Jason Loyet (6)	2,345,078	5.7%
Matthew Flemming (7)	1,040,000	2.6%
Robert Powell (8)	772,455	1.9%
Cory Hunt (9)	6,533,890	14.9%
Eli Albrecht (10)	250,000	*
Dr. Christine Gulbranson (11)	250,000	*
Alina Zagaytova (12)	250,000	*
Directors and Officers as a group (9 persons)	16,102,830	33.8%

 *less than one percent

(1)

Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days of March 15, 2024 pursunt to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2)	Includes 25,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Dorsett.
(3)

Includes 3,127,858 shares of Common Stock issuable upon the exercise of warrants owned by P&C Ventures Inc. Mr. Hunt is a director and the President of P&C Ventures and Mr. Peter Lacey is a director and the Treasurer and Secretary of P&C Ventures.  Mr. Hunt and Mr. Lacey have shared power to vote and/or dispose of the shares held by P&C Ventures Inc.  P&C Ventures is fifty percent owned by Marco Advisors Inc. and fifty percent owned by Timber Creek Investments.  Marco Advisors is owned and controlled by Martha Hunt, the wife of Mr. Hunt, one of our directors. Timber Creek Investments is owned and controlled by Mr. Lacey. The address for P&C Ventures is #200 8133 Edgar Industrial Close, Red Deer, Alberta Canada T4P 3R4.

(4)

Includes: (i) 861,118 shares of Common Stock issuable upon the exercise of options held by Mr. Michaels, (ii) 200,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Michaels, (iii) 31,250 shares of Common Stock issuable upon the conversion of a convertible note held by Mr. Michaels, (iv) 50,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Michaels’s wife, and (v) 2,423 shares of Common Stock held by Mr. Michaels’s wife.

(5)	Consists of 125,001 shares of Common Stock issuable upon the exercise of options held by Mr. Themaat.
(6)

Includes: (i) 728,587 shares of Common Stock held by Mr. Loyet’s wife; (ii) 861,118 shares of Common Stock issuable upon exercise of options held by Mr. Loyet; and (iii) 26,786 shares of Common Stock issuable upon the exercise of warrants held by Mr. Loyet.

(7)	Includes 500,000 shares of Common Stock issuable upon the exercise of options held by Mr. Flemming.
(8)	Includes 500,000 shares of Common Stock issuable upon the exercise of options held by Mr. Powell.
(9)

Includes: (i) 500,000 shares of Common Stock issuable upon the exercise of options held by Mr. Hunt, (ii) 2,906,032 shares of Common Stock owned by P&C Ventures Inc.; and (ii) 3,127,858 shares of Common Stock issuable upon exercise of outstanding warrants owned by P&C Ventures Inc. Mr. Hunt is a director and the President of P&C Ventures Inc. and has shared power to vote and/or dispose of the shares held by P&C Ventures Inc. The address for Mr. Hunt is #200 8133 Edgar Industrial Close, Red Deer, Alberta Canada T4P 3R4.

(10)	Consists of 250,000 shares of Common Stock issuable upon the exercise of options held by Mr. Albrecht.
(11)	Consists of 250,000 shares of Common Stock issuable upon the exercise of options held by Dr. Gulbranson.
(12)	Consists of 250,000 shares of Common Stock issuable upon the exercise of options held by Ms. Zagaytova.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of the transactions we have engaged in since January 1, 2023, with our Directors and Officers and their affiliates:

Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is a director and an officer of P&C Ventures, Inc. and his spouse is an owner of P&C Ventures, Inc., and his spouse is an owner of P&C Ventures, Inc. During January 2022, the Company entered into a note agreement with P&C Ventures, Inc. totaling $1,485,000 and issued 2,700,000 warrants related to the note. On January 11, 2023, the Company and P&C Ventures, Inc. agreed to amend the January 11, 2022 note payable. As part of the agreement, $78,929 in accrued and unpaid interest was added to the principal balance, bringing the total principal balance of the note payable to $1,563,929. Additionally, the interest rate and maturity date were amended to 14% and October 11, 2023, respectively. In connection with the amendment, the Company issued P&C Ventures, Inc. 3,127,858 warrants to purchase shares of Common Stock exercisable at $0.85 per share. The warrants, which were immediately vested, were valued at $3,309,045. On July 10, 2023, the Company and P&C Ventures agreed to further amend the note to extend the maturity date of the note from October 11, 2023 to December 11, 2023 and the to extend the expiration date of the originally issued 2,700,000 warrants to December 11, 2023. On December 8, 2023, the Company and P&C Ventures agreed to further amend the note to extend the maturity date of the note from December 11, 2023 to July 11, 2024, and to extend the expiration date of the warrants to January 15, 2027.

During January 2023, the Company entered into a 14% convertible note with proceeds totaling $100,000 from the Company’s CEO. In connection with the convertible note, the Company issued 200,000 warrants to purchase shares of Common Stock valued at $209,180.

During October 2023, four of the Company’s directors, Robert Powell, Cory Hunt, Matthew Flemming and Eli Albrecht, each received 250,000 options, valued at approximately $858,520 in aggregate for the 1,000,000 options in total. The options vested immediately upon issuance.

During January 2024, the Company issued 250,000 options to each of Dr. Christine Gulbranson and Alina Zagaytova, valued at approximately $947,310 in aggregate for the 500,000 options in total.  The options vested immediately upon issuance.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2023 and 2022 amounted to $70,000 and $60,000, respectively.

Tax Fees

Fees billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the year ended December 31, 2023 and 2022 was $0 and $0, respectively.

All Other Fees

Our auditors billed no fees for services other than those described above under “Audit Fees” and “Tax Fees” for the years ended December 31, 2023 and 2022.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

CORRELATE INFRASTRUCTURE PARTNERS INC.

SIGNATURE:

/s/ Todd Michaels
Name: Todd Michaels
Title: Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on April 1, 2024.

Signatures	Capacity

/s/ Todd Michaels	Chief Executive Officer, President and Director
Todd Michaels

/s/ Johan ver Loren van Themaat	Chief Financial Officer
Johan ver Loren van Themaat

/s/ Jason Loyet	Director
Jason Loyet

/s/ Matthew Flemming	Chairman of the Board of Directors
Matthew Flemming

/s/ Bob Powell	Director
Bob Powell

/s/ Cory Hunt	Director
Cory Hunt

/s/ Eli Albrecht	Director
Eli Albrecht

/s/ Dr. Christine Gulbranson	Director
Dr. Christine Gulbranson
/s/ Alina Zagaytova	Director
Alina Zagaytova

