Form 10-Q
period 2024-03-31
Correlate Energy Corp.
filed 2024-05-15
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.0001 per share, outstanding as of May 14, 2024 was 40,122,009.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

CORRELATE ENERGY CORP.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023

(Unaudited)

	March 31,	December 31,
	2024	2023

Assets
Current assets
Cash	$101,665	$1,412,379
Accounts receivable	184,709	408,816
Contract assets	81,401	53,445
Prepaid expenses and other current assets	1,062,207	1,010,781
Total current assets	1,429,982	2,885,421

Property and equipment
Property and equipment, net	194,843	172,354
Total property and equipment	194,843	172,354

Other assets
Intangible assets - customer relationships, net	128,590	140,280
Intangible assets - development rights, net	531,503	599,784
Goodwill	762,851	762,851
Total other assets	1,422,944	1,502,915

Total assets	$3,047,769	$4,560,690

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$734,425	$304,400
Accounts payable, related party	850,346	800,346
Accrued expenses	1,128,428	1,136,099
Contract liabilities	1,537,123	1,787,739
Shareholder advances	96,519	96,519
Line of credit	30,000	30,000
Notes payable, current portion, net of discount	1,473,621	1,229,773
Convertible notes payable, current portion, net of discount	579,319	1,420,160
Total current liabilities	6,429,781	6,805,036

Convertible notes payable, net of current portion and discount	2,436,373	935,307

Total liabilities	8,866,154	7,740,343

Stockholders' deficit
Preferred stock $0.0001 par value; authorized 50,000,000 shares with -0- issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common stock $0.0001 par value; authorized 400,000,000 shares with 40,139,062 and 36,270,674 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4,014	3,627
Additional paid-in capital	19,710,868	17,873,545
Accumulated deficit	(25,533,267)	(21,056,825)
Total stockholders' deficit	(5,818,385)	(3,179,653)

Total liabilities and stockholders' deficit	$3,047,769	$4,560,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	For the three months ended
	March 31,
	2024	2023

Revenues	$432,799	$50,734
Cost of revenues	381,222	45,859
Gross profit	51,577	4,875

Operating expenses
General and administrative	1,115,947	808,564
Stock-based compensation	1,446,056	253,851
Legal and professional	378,791	120,225
Depreciation and amortization	92,181	25,508
Total operating expenses	3,032,975	1,208,148

Loss from operations	(2,981,398)	(1,203,273)

Other income (expense)
Interest expense	(237,699)	(97,353)
Amortization of debt discount	(1,257,345)	(788,282)
Financing costs	-	(3,808,565)
Change in fair value of derivative liability	-	2,487,120
Total other income (expense)	(1,495,044)	(2,207,080)

Net loss	$(4,476,442)	$(3,410,353)

Loss per share	$(0.12)	$(0.10)

Weighted average shares outstanding – basic and diluted	38,669,320	35,332,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balances, December 31, 2022	35,323,626	$3,532	$5,459,220	$(8,268,426)	(2,805,674)

Issuance of shares for services	17,045	2	14,998	-	15,000

Issuance of shares for financing costs	4,245	-	4,500	-	4,500

Issuance of shares for the payment of accrued interest	5,655	1	7,588	-	7,589

Stock based compensation	-	-	253,851	-	253,851

Settlement of derivative liability	-	-	50,582	-	50,582

Net loss	-	-	-	(3,410,353)	(3,410,353)

Balances, March 31, 2023	35,350,571	$3,535	$5,790,739	$(11,678,779)	$(5,884,505)

Balances, December 31, 2023	36,270,674	3,627	$17,873,545	$(21,056,825)	(3,179,653)

Issuance of shares for the payment of accrued interest	28,829	3	38,379	-	38,382

Issuance of shares for the cashless exercise of warrants	3,839,559	384	(384)	-	-

Issuance of warrants in connection with debt	-	-	353,272	-	353,272

Stock based compensation	-	-	1,446,056	-	1,446,056

Net loss	-	-	-	(4,476,442)	(4,476,442)

Balances, March 31, 2024	40,139,062	$4,014	$19,710,868	$(25,533,267)	$(5,818,385)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Operating activities
Net loss	$(4,476,442)	$(3,410,353)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	92,181	25,508
Amortization of debt discount	1,257,345	788,282
Stock issued for services	-	15,000
Stock-based compensation	1,446,056	253,851
Financing costs	-	3,808,565
Change in fair value of derivative liability	-	(2,487,120)
Changes in operating assets and liabilities:
Accounts receivable	224,107	-
Contract assets	(27,956)	341,536
Prepaid expenses and other current assets	(51,426)	(168,830)
Accounts payable	480,025	(19,871)
Accrued expenses	30,711	(235,801)
Contract liabilities	(250,616)	-
Net cash used in operating activities	(1,276,015)	(1,089,233)

Investing activities
Purchase of property and equipment	(34,699)	-
Net cash used in investing activities	(34,699)	-

Financing activities
Proceeds from issuance of convertible notes payable	-	1,804,950
Repayment of notes payable	-	(70,620)
Net cash provided by financing activities	-	1,734,330

Net increase (decrease) in cash	$(1,310,714)	$645,097
Cash - beginning of period	1,412,379	96,308
Cash - end of period	$101,665	$741,405

Cash paid for income taxes	$-	$-
Cash paid for interest	$177,831	$70,274

Supplemental schedule of non-cash investing and financing activities
Shares issued for settlement of accrued interest	$38,382	$7,589
Discount on note payable from issuance of warrants	$353,272	$-
Discount on notes payable from derivative liability	$-	$1,563,929
Discount on convertible notes payable from derivative liability	$-	$1,804,950
Accrued interest settled through note payable	$-	$78,929
Settlement of derivative liability	$-	$50,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

On June 8, 2023, Correlate Energy Corp. (the “Company” or “CIPI”) filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada pursuant to which it changed its corporate name from Correlate Infrastructure Partners Inc. to Correlate Energy Corp.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary Correlate, Inc. (“Correlate”), a Delaware corporation.

Correlate Energy Corp., together with its subsidiary, is a technology-enabled vertically integrated sales, development, and fulfillment platform focused on distributed clean and resilient energy solutions in North America.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2024 and December 31, 2023.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. The Company’s cash balances may exceed FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. There were no doubtful accounts as of March 31, 2024 and December 31, 2023.

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any Level 1, Level 2 or Level 3 assets and liabilities at March 31, 2024 or December 31, 2023.

The following is a summary of activity of Level 3 liabilities during the three months ended March 31, 2023:

Balance - December 31, 2022	$722,328
Additions	7,172,944
Settlement	(50,582)
Change in fair value	(2,487,120)
Balance – March 31, 2023	$5,357,570

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

The Company had potential additional dilutive securities outstanding at March 31, 2024 and 2023, as follows.

	March 31,	March 31,
	2024	2023
Options	9,524,068	5,784,068
Warrants	11,589,323	10,517,758
Notes payable	-	877,897
Convertible notes payable	1,476,547	564,048
	22,589,938	17,743,771

Recently Issued Accounting Standards

During the period ended March 31, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

NOTE 4 – DEBT

Convertible Notes Payable

The following table presents a summary of the Company’s convertible notes payable at March 31, 2024

				Balances - At Issuance		Balances - 3/31/2024
Origination	Maturity	Interest	Conversion Rate	Principal	Discount	Principal	Discount
1/24/2023	7/24/2024	14%	$3.20/Share	$100,000	$100,000	$100,000	$21,217
1/25/2023	7/25/2024	14%	$3.20/Share	74,975	74,975	74,975	16,164
1/30/2023	7/30/2024	14%	$3.20/Share	100,000	100,000	100,000	22,217
2/17/2023	8/17/2024	14%	$3.20/Share	1,000,000	1,000,000	1,000,000	249,996
3/7/2023	9/7/2024	14%	$3.20/Share	100,000	100,000	100,000	29,329
3/14/2023	9/10/2024	14%	$3.20/Share	250,000	250,000	250,000	76,332
3/27/2023	9/27/2024	14%	$3.20/Share	100,000	100,000	100,000	32,829
3/30/2023	9/30/2024	14%	$3.20/Share	79,975	79,975	79,975	26,658
4/6/2023	10/6/2024	14%	$3.20/Share	50,000	50,000	50,000	16,665
4/7/2023	10/7/2024	14%	$3.20/Share	400,000	400,000	400,000	133,335
5/5/2023	11/5/2024	14%	$3.20/Share	200,000	200,000	200,000	77,779
5/9/2023	11/9/2024	14%	$3.20/Share	50,000	50,000	50,000	20,721
5/12/2023	11/12/2024	14%	$3.20/Share	50,000	50,000	50,000	20,721
6/6/2023	12/6/2024	14%	$3.20/Share	10,000	10,000	10,000	4,441
6/30/2023	12/30/2024	14%	$3.20/Share	50,000	28,334	50,000	14,168
7/7/2023	1/7/2025	14%	$3.20/Share	25,000	14,775	25,000	7,391
7/21/2023	1/21/2025	14%	$3.20/Share	35,000	20,103	35,000	10,619
7/26/2023	1/26/2025	14%	$3.20/Share	100,000	56,527	100,000	30,905
8/10/2023	2/10/2025	14%	$3.20/Share	500,000	268,545	500,000	154,110
8/24/2023	2/24/2023	14%	$3.20/Share	100,000	60,313	100,000	36,308
8/31/2023	2/28/2025	14%	$3.20/Share	100,000	60,010	100,000	36,672
10/10/2023	4/10/2025	14%	$3.20/Share	375,000	246,871	375,000	173,726
11/3/2023	5/3/2025	14%	$3.20/Share	150,000	115,950	150,000	84,483
11/7/2023	5/7/2025	14%	$3.20/Share	50,000	38,237	50,000	29,240
11/7/2023	5/7/2025	14%	$3.20/Share	50,000	38,237	50,000	29,240
11/28/2023	5/28/2025	14%	$3.20/Share	50,000	36,925	50,000	28,520
12/4/2023	6/4/2025	14%	$3.20/Share	25,000	18,295	25,000	14,358
12/6/2023	6/8/2025	14%	$3.20/Share	500,000	358,064	500,000	282,387
12/18/2023	6/18/2025	14%	$3.20/Share	50,000	35,241	50,000	28,727
						$4,724,950	$1,709,258

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 The following table presents a summary of the Company’s convertible notes payable at December 31, 2023:

				Balances - At Issuance		Balances - 12/31/2023
Origination	Maturity	Interest	Conversion Rate	Principal	Discount	Principal	Discount
1/24/2023	7/24/2024	14%	$3.20/Share	$100,000	$100,000	$100,000	$37,884
1/25/2023	7/25/2024	14%	$3.20/Share	74,975	74,975	74,975	28,660
1/30/2023	7/30/2024	14%	$3.20/Share	100,000	100,000	100,000	38,884
2/17/2023	8/17/2024	14%	$3.20/Share	1,000,000	1,000,000	1,000,000	416,663
3/7/2023	9/7/2024	14%	$3.20/Share	100,000	100,000	100,000	45,996
3/14/2023	9/10/2024	14%	$3.20/Share	250,000	250,000	250,000	117,999
3/27/2023	9/27/2024	14%	$3.20/Share	100,000	100,000	100,000	49,496
3/30/2023	9/30/2024	14%	$3.20/Share	79,975	79,975	79,975	39,987
4/6/2023	10/6/2024	14%	$3.20/Share	50,000	50,000	50,000	24,998
4/7/2023	10/7/2024	14%	$3.20/Share	400,000	400,000	400,000	200,002
5/5/2023	11/5/2024	14%	$3.20/Share	200,000	200,000	200,000	111,112
5/9/2023	11/9/2024	14%	$3.20/Share	50,000	50,000	50,000	29,054
5/12/2023	11/12/2024	14%	$3.20/Share	50,000	50,000	50,000	29,054
6/6/2023	12/6/2024	14%	$3.20/Share	10,000	10,000	10,000	6,108
6/30/2023	12/30/2024	14%	$3.20/Share	50,000	28,334	50,000	18,893
7/7/2023	1/7/2025	14%	$3.20/Share	25,000	14,775	25,000	9,853
7/21/2023	1/21/2025	14%	$3.20/Share	35,000	20,103	35,000	13,969
7/26/2023	1/26/2025	14%	$3.20/Share	100,000	56,527	100,000	40,326
8/10/2023	2/10/2025	14%	$3.20/Share	500,000	268,545	500,000	198,867
8/24/2023	2/24/2023	14%	$3.20/Share	100,000	60,313	100,000	46,360
8/31/2023	2/28/2025	14%	$3.20/Share	100,000	60,010	100,000	46,674
10/10/2023	4/10/2025	14%	$3.20/Share	375,000	246,871	375,000	214,871
11/3/2023	5/3/2025	14%	$3.20/Share	150,000	115,950	150,000	103,808
11/7/2023	5/7/2025	14%	$3.20/Share	50,000	38,237	50,000	35,613
11/7/2023	5/7/2025	14%	$3.20/Share	50,000	38,237	50,000	35,613
11/28/2023	5/28/2025	14%	$3.20/Share	50,000	36,925	50,000	34,674
12/4/2023	6/4/2025	14%	$3.20/Share	25,000	18,295	25,000	17,407
12/6/2023	6/8/2025	14%	$3.20/Share	500,000	358,064	500,000	342,064
12/18/2023	6/18/2025	14%	$3.20/Share	50,000	35,241	50,000	34,594
						$4,724,950	$2,369,483

Notes Payable

From January 29, 2024 to March 29, 2024, the Company and seven holders of notes payable which matured between January 29, 2024 and March 29, 2024, agreed to extend the maturity of the note payables, which had outstanding principal balances totaling $580,000, by six months. The Company accounted for each amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. In connection with the amendments, the Company agreed to extend the exercise date of 580,000 warrants to purchase shares of common stock, originally issued with the notes payable and set to expire on the maturity date of the notes payable, exercisable at $1.00 per share by approximately three years. The extension of the warrants, which were valued at $906,669, resulted in a discount on the notes totaling $353,271 pursuant to ASC 470-20-30.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s notes payable at March 31, 2024:

			Balances - At Issuance		Balances - 3/31/2024
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
7/29/2022	7/29/2024	10%	50,000	29,664	50,000	19,929
8/11/2022	8/11/2024	10%	150,000	88,247	150,000	68,738
8/15/2022	8/18/2024	10%	50,000	29,513	50,000	22,994
8/31/2022	8/31/2024	10%	80,000	45,827	80,000	39,941
9/1/2022	9/1/2024	10%	50,000	29,922	50,000	24,963
9/7/2022	9/7/2024	10%	50,000	29,922	50,000	25,994
9/12/2022	9/12/2024	10%	50,000	30,316	50,000	26,954
9/29/2022	9/29/2024	10%	100,000	59,839	100,000	59,254
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	2,328
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	9,313
7/10/2023	7/8/2024	14%	1,563,929	1,563,929	1,563,929	515,300
					$2,289,329	$815,708

The following table presents a summary of the Company’s notes payable at December 31, 2023:

			Balances - At Issuance		Balances - 12/31/2023
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	1,648
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	7,876
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	2,630
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	5,091
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	3,661
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	3,658
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	4,382
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	9,974
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	6,372
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	25,486
12/8/2023	7/8/2024	14%	1,563,929	1,563,929	1,563,929	988,778
					$2,289,329	$1,059,556

Line of Credit

On October 3, 2014, Loyal entered into a $30,000 line of credit agreement with a former member of Loyal. The line of credit has no maturity with interest at 8.00%. As of March 31, 2024 and December 31, 2023, the outstanding principal and accrued interest totaled $32,611 and $33,021, respectively.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities

The table below summarizes future maturities of the Company’s debt as of March 31, 2024:

December 31,	Amount
2024	$4,943,879
2025	2,110,000
2026	-
2027	-
2028	-
Thereafter	20,400
7,074,279
Less - Discounts	(2,524,966)
$4,549,313

NOTE 5 – EQUITY

Common Stock

During February 2024, the Company paid $38,382 in accrued interest due to noteholders by issuing 28,829 shares of common stock.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the period ended March 31, 2024, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 4.10% to 4.44%; volatility ranging from 291% to 302% based on the historical volatility of the Company’s common stock; exercise prices of $1.00; and terms of 36 months.

From January 10, 2024, to February 20, 2024, eight warrant holders cashless exercised a total of 5,457,500 warrants to purchase common stock, resulting in the issuance of 3,839,559 shares of common stock.

The table below summarizes the Company’s warrants for the period ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2023	17,046,823	$0.76	1.73
Issued	-	$-	-
Forfeited	-	$-	-
Exercised	(5,457,500)	$0.54	2.22
Warrants as of March 31, 2024	11,589,323	$0.86	2.09

At March 31, 2024, warrants to purchase 11,276,823 shares of common stock were vested and warrants to purchase 312,500 shares of common stock remained unvested. The Company expects to incur expenses for the unvested warrants totaling $205,895 as they vest.

Options

During the period ended March 31, 2024, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate of 3.97%; volatility of 267% based on the historical volatility of the Company’s common stock; exercise price of $1.95; and terms of 5 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

The following table summarizes the Company’s options for the period ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2023	9,024,068	$0.83	3.77
Issued	500,000	$1.95	5.00
Forfeited	-	$-	-
Exercised	-	$-	-
Options as of March 31, 2024	9,524,068	$0.89	3.58

At March 31, 2024, options to purchase 6,392,176 shares of common stock were vested and options to purchase 3,131,892 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $2,230,147 as they vest.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

Shareholder Advances and Payables

At March 31, 2024 and December 31, 2023, the Company had advances payable of $22,154, respectively, due to the Company’s President and CEO, Mr. Todd Michaels. Mr. Michaels is also a member of the Company’s Board of Directors.

At March 31, 2024 and December 31, 2023, the Company had advances payable of $11,865 due to a significant shareholder.

At March 31, 2024 and December 31, 2023, the Company had advances payable of $62,500 due to the Company’s largest shareholder.

At March 31, 2024 and December 31, 2023, the Company had accounts payable of $258,000 due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder.

At March 31, 2024 and December 31, 2023, the Company had accounts payable of $78,346 due to Loutex Production Company, an entity owned by the Company’s largest shareholder.

At March 31, 2024 and December 31, 2023, the Company had accounts payable of $170,000 and $120,000, respectively, due to P&C Ventures, Inc. The Company incurred $60,000 of operating expenses with P&C Ventures Inc. during the period ended March 31, 2024. Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an officer of P&C Ventures, Inc.

Michaels Consulting

At March 31, 2024 and December 31, 2023, the Company had accounts payable of $344,000 due to Michaels Consulting, an entity owned by the wife of Mr. Michaels.

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

P&C Ventures, Inc. is the holder of the $1,563,929 note maturing on July 8, 2024 (Note 4).

The wife of Mr. Michaels is the holder of the $50,000 note maturing on September 7, 2024 (Note 4). This note was one of the notes extended during March 2024, as detailed in Note 4. The Company accounted for the amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. In connection with the amendment, the Company agreed to extend the exercise date of 50,000 warrants to purchase shares of common stock, originally issued with the note payable and set to expire on the maturity date of the note payable, exercisable at $1.00 per share by approximately three years. The extension of the warrants, which were valued at $73,725, resulted in a discount on the notes totaling $29,794 pursuant to ASC 470-20-30.

The Company’s largest shareholder is the holder of the $25,000 note maturing on May 9, 2024 (Note 4).

Convertible Notes Payable

Mr. Michaels is the holder of the $100,000 convertible note maturing on July 24, 2024 (Note 4).

Director Options

During January 2024, two of the Company’s directors, Dr. Christine Gulbranson and Alina Zagaytova, each received 250,000 options (Note 5) valued at approximately $474,000. The options vested immediately upon issuance.

Accrued Bonus

At March 31, 2024 and December 31, 2023, the Company had accrued bonus compensation for its CEO, CFO and former CFO of approximately $150,000, $50,000 and $115,000, respectively.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets as of March 31, 2024 are summarized as follows:

			Accumulated
Type	Useful Life	Amount	Amortization	Net
Development rights	2-3 years	$769,383	$237,880	$531,503
Customer relationships	5 years	233,800	105,210	128,590
		$1,003,183	$343,090	$660,093

The Company’s intangible assets as of December 31, 2023, are summarized as follows:

			Accumulated
Type	Useful Life	Amount	Amortization	Net
Development rights	2-3 years	$769,383	$169,599	$599,784
Customer relationships	5 years	233,800	93,520	140,280
		$1,003,183	$263,119	$740,064

Future amortization of the Company’s intangible assets as of March 31, 2024 are as follows:

December 31,	Amount
2024	$239,913
2025	286,852
2026	133,328
$660,093

NOTE 8 – SUBSEQUENT EVENTS

On April 10, 2024, the Company received funding from a Bridge Loan and Security Agreement (“Agreement”) entered into with Clearview Funding Group LLC (“Lender”) on March 26, 2024.  Pursuant to the terms of the Agreement, the Company borrowed an aggregate of $800,000 from the Lender and is required to repay to Lender a total of $1,080,000 (“Repayment Amount”). The Repayment Amount will be made to Lender over a period of forty-eight (48) weeks on a weekly basis.  The Company shall pay $7,375 per week during the first twelve weeks and $27,375 per week for the next thirty-six weeks.  In connection with the Agreement, the Company has granted a security interest to Lender in certain of the Company’s assets, subject to prior security interests as more fully described in the Agreement, as collateral for the repayment of the Repayment Amount. The Company may prepay the then outstanding Repayment Amount at any time, however, if the Company seeks to repay the Repayment Amount within 120 days from April 10, 2024 the Lender has agreed to provide the Company an early prepayment discount.  In connection with the Agreement, the Company agreed to issue 100,000 shares of its common stock to the Lender as a commitment fee. The proceeds received from this Agreement will be used for general corporate purposes.

On May 9, 2024, the Company entered into a $100,000 note agreement. The note requires monthly interest payments at a rate of 2% per month with the principal due at maturity on July 5, 2024. In connection with the note agreement, the Company issued a total of 100,000 warrants exercisable at $0.85 per share, as adjusted for stock splits and other adjustments. The warrants were fully vested at issuance and expire May 9, 2027.

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

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” and the negatives thereof or similar expressions to identify forward-looking statements.

Overview

Correlate Energy Corp. (OTCQB: CIPI), through its main operating subsidiary, Correlate Inc., offers a complete suite of proprietary clean energy assessment and fulfilment solutions for the commercial real estate industry. The Company believes scaling distributed clean energy solutions is critical in mitigating the effects of climate change. We believe that we are at the forefront in creating an industry-leading energy solution and financing platform for the commercial and industrial sector. The Company sees tremendous market opportunity in reducing site-specific energy consumption and deploying clean energy generation and energy efficiency solutions at scale.

Recently Issued Accounting Pronouncements

During the three months ended March 31, 2024, and through May 15, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Summary of Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.

Liquidity and Capital Resources

At March 31, 2024, the Company had a cash balance of $101,665, as compared to a cash balance of $1,412,379 at December 31, 2023. The Company reported cash flows used in operating activities of $1,276,015 for the three months ended March 31, 2024, compared to $1,089,233 for the three months ended March 31, 2023. The $186,782 increase in cash flows used in operating activities for the three months ended March 31, 2024, was primarily driven by increases in compensation related expenses, including stock-based compensation as well as professional fees for consultants related to the Company’s planned operational expansion.  The Company reported cash flows used in investing activities of $34,699 during the three months ended March 31, 2024, and had no investing activities for the three months ended March 31, 2023. Cash used for investing activities in 2024 was related to the purchase of property and equipment. The Company had no cash flows from financing activities during the three months ended March 31, 2024. Cash flows from financing activities during the three months ended March 31, 2023, of $1,734,330 were the result of $1,804,950 in proceeds from loan agreements and $70,620 in repayments of loan agreements.

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

On April 10, 2024, the Company received funding from a Bridge Loan and Security Agreement (“Agreement”) entered into with Clearview Funding Group LLC (“Lender”) on March 26, 2024.  Pursuant to the terms of the Agreement, the Company borrowed an aggregate of $800,000 from the Lender and is required to repay to Lender a total of $1,080,000 (“Repayment Amount”). The Repayment Amount will be made to Lender over a period of forty-eight (48) weeks on a weekly basis.  The Company shall pay $7,375 per week during the first twelve weeks and $27,375 per week for the next thirty-six weeks.  In connection with the Agreement, the Company has granted a security interest to Lender in certain of the Company’s assets, subject to prior security interests as more fully described in the Agreement, as collateral for the repayment of the Repayment Amount. The Company may prepay the then outstanding Repayment Amount at any time, however, if the Company seeks to repay the Repayment Amount within 120 days from April 10, 2024 the Lender has agreed to provide the Company an early prepayment discount.  In connection with the Agreement, the Company agreed to issue 100,000 shares of its common stock to the Lender as a commitment fee. The proceeds received from this Agreement will be used for general corporate purposes.

The Company expects to raise significant debt or equity capital in order to fund expanding operations in the near future.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

For the three months ended March 31, 2024 and 2023, the Company’s revenues were $432,799 and $50,734, respectively. The source of revenues which increased in 2024 compared to the prior year period was from engineering, procurement and construction services (“EPC”) and consulting services performed for solar energy projects. The increase of $382,065 or 753%, was driven primarily by the continued expansion of operations during the current period. We anticipate the Company’s revenues in upcoming quarters to continue to grow as revenues are recognized from projects in progress and in the pipeline.

Gross profit for the three months ended March 31, 2024, totaled $51,577 compared to gross profit of $4,875 in the comparable prior year period. The $46,702 increase in gross profit was due to the Company’s increased operations, growth plans and focused efforts to maximize profitability by effectively managing installation and equipment costs. We anticipate future gross margins to increase from the current level as we commercialize new project opportunities, increase revenues and cover more fixed costs within cost of revenues and expand project profitability.

For the three months ended March 31, 2024, operating expenses were $3,032,975 compared to $1,208,148 in the comparable prior year period. The increase of $1,824,827, or 151%, was primarily driven by increases in stock-based compensation expenses of $1,192,205, payroll and related expenses of $420,361 (included in general and administrative expenses) and consulting fees of $156,472 (included in legal and professional expenses). These increases were the result of the addition of strategic management as well as both internal and outsourced staff to support our continued expansion efforts. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the three months ended March 31, 2024, other expenses totaled $1,495,044, compared to $2,207,080 in the comparable prior year period. The decrease in other expenses was primarily driven by no financing costs in 2024 compared to $3,808,565 in 2023, partially offset by $2,487,120 related to the change in fair value of a derivative liability in 2023 and increases of $469,063 in the amortization of debt discount and $140,346 in interest expense incurred during the period in 2024. We anticipate other expenses to continue to be driven by these factors on a comparable basis throughout 2024.

The activities above resulted in net losses of $4,476,442 and $3,410,353 for the three months ended March 31, 2024 and 2023, respectively.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our management concluded that the Company’s disclosure controls and procedures as of March 31, 2024, were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our management with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1 *	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2 *	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: May 15, 2024	Correlate Energy Corp. (Registrant) /s/ Todd Michaels
Todd Michaels Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2024	Correlate Energy Corp. (Registrant) /s/ Johan ver Loren van Themaat
Johan ver Loren van Themaat Chief Financial Officer (Principal Financial and Accounting Officer)

