Form 10-Q
period 2024-06-30
Correlate Energy Corp.
filed 2024-08-14
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.0001 per share, outstanding as of August 14, 2024 was 57,862,619.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

CORRELATE ENERGY CORP.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 AND DECEMBER 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023

Assets
Current assets
Cash	$255,290	$1,412,379
Accounts receivable	191,101	408,816
Contract assets	439,986	53,445
Prepaid expenses and other current assets	1,166,904	1,010,781
Total current assets	2,053,281	2,885,421

Property and equipment
Property and equipment, net	216,141	172,354
Total property and equipment	216,141	172,354

Other assets
Intangible assets - customer relationships, net	116,900	140,280
Intangible assets - development rights, net	463,222	599,784
Goodwill	762,851	762,851
Total other assets	1,342,973	1,502,915

Total assets	$3,612,395	$4,560,690

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$3,057,698	$304,400
Accounts payable, related party	402,000	800,346
Accrued expenses	909,731	1,136,099
Customer deposits	248,773	1,787,739
Shareholder advances	-	96,519
Line of credit	30,000	30,000
Notes payable, current portion, net of discount	1,444,702	1,229,773
Convertible notes payable, current portion, net of discount	189,852	1,420,160
Total current liabilities	6,282,756	6,805,036

Convertible notes payable, net of current portion and discount	-	935,307

Total liabilities	6,282,756	7,740,343

Stockholders' deficit
Preferred stock $0.0001 par value; authorized 50,000,000 shares with 7,808.77 and -0- issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	-
Common stock $0.0001 par value; authorized 400,000,000 shares with 57,862,619 and 36,270,674 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,786	3,627
Additional paid-in capital	45,082,785	17,873,545
Accumulated deficit	(47,758,933)	(21,056,825)
Total stockholders' deficit	(2,670,361)	(3,179,653)

Total liabilities and stockholders' deficit	$3,612,395	$4,560,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$1,863,242	$4,158,122	$2,296,041	$4,208,856
Cost of revenues	2,581,146	3,083,314	2,962,368	3,129,173
Gross profit	(717,904)	1,074,808	(666,327)	1,079,683

Operating expenses
General and administrative	1,010,913	813,794	2,126,860	1,389,247
Stock-based compensation	353,020	330,524	1,799,076	584,375
Legal and professional	298,963	278,908	677,754	632,244
Depreciation and amortization	92,170	37,136	184,351	62,644
Total operating expenses	1,755,066	1,460,362	4,788,041	2,668,510

Loss from operations	(2,472,970)	(385,554)	(5,454,368)	(1,588,827)

Other income (expense)
Interest expense	(173,271)	(156,898)	(410,970)	(254,251)
Amortization of debt discount	(2,681,275)	(1,299,847)	(3,938,620)	(2,088,129)
Financing costs	(40,000)	(347,726)	(40,000)	(4,156,291)
Loss on settlement of liabilities	(16,861,344)	-	(16,861,344)	-
Other income	3,194	-	3,194	-
Change in fair value of derivative liability	-	620,688	-	3,107,808
Total other income (expense)	(19,752,696)	(1,183,783)	(21,247,740)	(3,390,863)

Net loss	$(22,225,666)	$(1,569,337)	$(26,702,108)	$(4,979,690)

Loss per share	$(0.50)	$(0.04)	$(0.65)	$(0.14)

Weighted average shares outstanding - basic	44,054,993	36,294,779	41,362,156	35,816,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total

Balances, December 31, 2022	-	$-	35,323,626	$3,532	$5,459,220	$(8,268,426)	$(2,805,674)

Issuance of shares for services	-	-	17,045	2	14,998	-	15,000

Issuance of shares for financing costs	-	-	4,245	-	4,500	-	4,500

Issuance of shares for the payment of accrued interest	-	-	5,655	1	7,587	-	7,588

Stock based compensation	-	-	-	-	253,851	-	253,851

Settlement of derivative liability	-	-	-	-	50,582	-	50,582

Net loss	-	-	-	-	-	(3,410,353)	(3,410,353)

Balances, March 31, 2023	-	$-	35,350,571	$3,535	$5,790,738	$(11,678,779)	$(5,884,506)

Issuance of shares for services	-	-	500,000	50	132,762	-	132,812

Issuance of shares for the payment of accrued interest	-	-	7,661	1	6,512	-	6,513

Stock based compensation	-	-	-	-	330,524	-	330,524

Issuance of warrants in connection with debt	-	-	-	-	28,334	-	28,334

Issuance of shares for intangible assets	-	-	362,319	36	249,964	-	250,000

Issuance of shares for property and equipment	-	-	92,010	9	57,498	-	57,507

Issuance of returnable shares	-	-	1,200,000	120	(120)	-	-

Return of returnable shares	-	-	(1,360,000)	(136)	136	-	-

Settlement of derivative liability	-	-	-	-	5,844,608	-	5,844,608

Net loss	-	-	-	-	-	(1,569,337)	(1,569,337)

Balances, June 30, 2023	-	$-	36,152,561	$3,615	$12,440,956	$(13,248,116)	$(803,545)

Balances, December 31, 2023	-	-	36,270,674	3,627	$17,873,545	$(21,056,825)	(3,179,653)

Issuance of shares for the payment of accrued interest	-	-	28,829	3	38,379	-	38,382

Issuance of shares for the cashless exercise of warrants	-	-	3,839,559	384	(384)	-	-

Issuance of warrants in connection with debt	-	-	-	-	353,272	-	353,272

Stock based compensation	-	-	-	-	1,446,056	-	1,446,056

Net loss	-	-	-	-	-	(4,476,442)	(4,476,442)

Balances, March 31, 2024	-	$-	40,139,062	$4,014	$19,710,868	$(25,533,267)	$(5,818,385)

Issuance of warrants in connection with debt	-	-	-	-	118,356	-	118,356

Issuance of shares in connection with debt	-	-	300,000	30	232,175	-	232,205

Issuance of shares and warrants for the settlement of liabilities	7,809	1	17,423,557	1,742	24,668,366	-	24,670,109

Stock based compensation	-	-	-	-	353,020	-	353,020

Net loss	-	-	-	-	-	(22,225,666)	(22,225,666)

Balances, June 30, 2024	7,809	$1	57,862,619	$5,786	$45,082,785	$(47,758,933)	$(2,670,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	For the six months ended
	June 30,
	2024	2023
Operating activities
Net loss	$(26,702,108)	$(4,979,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184,351	62,643
Amortization of debt discount	3,938,620	2,088,129
Stock issued for services	-	147,812
Stock-based compensation	1,799,076	584,375
Financing costs	40,000	4,156,291
Loss on settlement of liabilities	16,861,344	-
Change in fair value of derivative liability	-	(3,107,808)
Changes in operating assets and liabilities:
Accounts receivable	217,715	-
Contract assets	(386,541)	298,615
Prepaid expenses and other current assets	(156,123)	(268,269)
Accounts payable	2,863,944	(50,683)
Accrued expenses	201,405	121,158
Customer deposits	(1,538,966)	257,761
Net cash used in operating activities	(2,677,283)	(689,666)

Investing activities
Purchase of property and equipment	(68,196)	-
Net cash used in investing activities	(68,196)	-

Financing activities
Proceeds from issuance of notes payable	1,437,015	-
Proceeds from issuance of convertible notes payable	250,000	1,804,950
Repayment of notes payable	(98,625)	(70,620)
Net cash provided by financing activities	1,588,390	1,734,330

Net increase (decrease) in cash	$(1,157,089)	$1,044,664
Cash - beginning of period	1,412,379	96,308
Cash - end of period	$255,290	$1,140,972

Cash paid for income taxes	$-	$-
Cash paid for interest	$183,689	$70,274

Supplemental schedule of non-cash investing and financing activities
Shares issued for settlement of accrued interest	$38,382	$7,589
Discount on notes payable from issuance of warrants	$353,272	$-
Discount on convertible notes payable from issuance of warrants	$118,356	$-
Discount on notes payable from issuance of common stock	$232,205	$-
Discount on notes payable	$342,970	$-
Discount on notes payable from derivative liability	$-	$1,563,929
Discount on convertible notes payable from derivative liability	$-	$1,804,950
Accrued interest settled through note payable	$-	$78,929
Settlement of derivative liability	$-	$50,582

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries Correlate, Inc. (“Correlate”) and Distributed Energy Capital, LLC (“Distributed”).

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2024, and December 31, 2023.

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

Accounts Receivable

Accounts receivable consist of invoiced and unpaid sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. There were no doubtful accounts as of June 30, 2024, and December 31, 2023.

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

Impairment Assessment

The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in the business climate, market conditions or other events that indicate an asset’s carrying amount may not be recoverable. The recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any Level 1, Level 2 or Level 3 assets and liabilities at June 30, 2024, or December 31, 2023.

The following is a summary of activity of Level 3 liabilities during the six months ended June 30, 2023:

Balance - December 31, 2022	$722,328
Additions	8,280,670
Settlement	(5,895,190)
Change in fair value	(3,107,808)
Balance – June 30, 2023	$-

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

The Company had potential additional dilutive securities outstanding at June 30, 2024, and 2023, as follows.

	June 30,	June 30,
	2024	2023
Options	8,524,068	6,284,068
Warrants	11,839,323	12,196,254
Convertible notes payable	159,625	817,172
	20,523,016	19,297,494

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

During the period ended June 30, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

NOTE 4 – DEBT

Conversion Agreements

Between June 6, 2024, and June 14, 2024, the Company entered into debt conversion agreements with noteholders for the conversion of an aggregate of $7,203,270 of outstanding notes payable and convertible notes payable (including principal and interest) and with other entities and persons owed money by the Company in the aggregate amount of $605,495 consisting of outstanding advances payable and accounts payable (the “Debt Conversion”). In connection with the Debt Conversion, the Company issued an aggregate of 7,808.767 shares of its Series A Preferred Stock and 17,423,557 shares of Common Stock to the former debtholders. Additionally, the Company agreed to extend the term of outstanding warrants held by the noteholders that converted their debt for a period of three (3) years from their current expiration dates.  In connection with the issuance of the Series A Preferred Stock and the Common Stock, each holder entered into a Lockup/Leakout Agreement with the Company, pursuant to which none of the shares of Common Stock issuable upon conversion of the Preferred Stock may be sold for a period of six months from the date of issuance and seventy percent (70%) of the shares of Common Stock issued in connection with the debt conversion may be sold 1/7th per month during each thirty (30) day period commencing thirty (30) days after the date of the Lockup/Leakout Agreement. A summary of the settlement is as follows:

Liabilities settled:
Notes payable	$2,068,929
Convertible notes payable	4,744,950
Accrued interest payable	389,391
Accounts payable	605,495
$7,808,765
Value of equity issued:
Series A Preferred Stock	$11,358,499
Common Stock	11,121,637
Extension of Warrants	2,189,974
$24,670,110
Loss on settlement of liabilities	$16,861,345

Convertible Notes Payable

On May 9, 2024, the Company entered into a convertible note agreement with Mr. Charles Markovic, CFO, totaling $100,000. The note, which bears interest at 2% per month, matured on July 5, 2024. In connection with the convertible note agreement, the Company issued 100,000 warrants exercisable at $0.85 per share. The warrants were fully vested at issuance and expire on May 6, 2027. The warrants, valued at approximately $119,000, represented approximately 54% of the total consideration received and resulted in an additional discount on the notes totaling $54,391 pursuant to ASC 470-20-30.

On May 17, 2024, the Company entered into a convertible note agreement with Mr. Todd Michaels, CEO, totaling $80,000. The note, which bears interest at 2% per month, matured on July 17, 2024. In connection with the convertible note agreement, the Company issued 80,000 warrants exercisable at $0.85 per share. The warrants were fully vested at issuance and expire on May 17, 2027. The warrants, valued at approximately $71,000, represented approximately 47% of the total consideration received and resulted in an additional discount on the notes totaling $37,684 pursuant to ASC 470-20-30.

On May 20, 2024, the Company entered into a convertible note agreement totaling $70,000. The note, which bears interest at 2% per month, matures on May 20, 2025. In connection with the convertible note agreement, the Company issued 70,000 warrants exercisable at $0.85 per share. The warrants were fully vested at issuance and expire on May 20, 2027. The warrants, valued at approximately $42,000, represented approximately 38% of the total consideration received and resulted in an additional discount on the notes totaling $26,281 pursuant to ASC 470-20-30.

The following table presents a summary of the Company’s convertible notes payable at June 30, 2024

				Balances - At Issuance		Balances – 6/30/2024
Origination	Maturity	Interest	Conversion Rate	Principal	Discount	Principal	Discount
12/18/2023	6/18/2025	14%	$3.20Share	50,000	35,241	50,000	22,483
5/9/2024	7/5/2024	24%	$1.25/Share	100,000	54,391	100,000	7,256
5/17/2024	7/17/2024	24%	$1.25/Share	80,000	37,684	80,000	10,049
						$230,000	$40,148

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s convertible notes payable at December 31, 2023:

				Balances - At Issuance		Balances - 12/31/2023
Origination	Maturity	Interest	Conversion Rate	Principal	Discount	Principal	Discount
1/24/2023	7/24/2024	14%	$3.20/Share	$100,000	$100,000	$100,000	$37,884
1/25/2023	7/25/2024	14%	$3.20/Share	74,975	74,975	74,975	28,660
1/30/2023	7/30/2024	14%	$3.20/Share	100,000	100,000	100,000	38,884
2/17/2023	8/17/2024	14%	$3.20/Share	1,000,000	1,000,000	1,000,000	416,663
3/7/2023	9/7/2024	14%	$3.20/Share	100,000	100,000	100,000	45,996
3/14/2023	9/10/2024	14%	$3.20/Share	250,000	250,000	250,000	117,999
3/27/2023	9/27/2024	14%	$3.20/Share	100,000	100,000	100,000	49,496
3/30/2023	9/30/2024	14%	$3.20/Share	79,975	79,975	79,975	39,987
4/6/2023	10/6/2024	14%	$3.20/Share	50,000	50,000	50,000	24,998
4/7/2023	10/7/2024	14%	$3.20/Share	400,000	400,000	400,000	200,002
5/5/2023	11/5/2024	14%	$3.20/Share	200,000	200,000	200,000	111,112
5/9/2023	11/9/2024	14%	$3.20/Share	50,000	50,000	50,000	29,054
5/12/2023	11/12/2024	14%	$3.20/Share	50,000	50,000	50,000	29,054
6/6/2023	12/6/2024	14%	$3.20/Share	10,000	10,000	10,000	6,108
6/30/2023	12/30/2024	14%	$3.20/Share	50,000	28,334	50,000	18,893
7/7/2023	1/7/2025	14%	$3.20/Share	25,000	14,775	25,000	9,853
7/21/2023	1/21/2025	14%	$3.20/Share	35,000	20,103	35,000	13,969
7/26/2023	1/26/2025	14%	$3.20/Share	100,000	56,527	100,000	40,326
8/10/2023	2/10/2025	14%	$3.20/Share	500,000	268,545	500,000	198,867
8/24/2023	2/24/2023	14%	$3.20/Share	100,000	60,313	100,000	46,360
8/31/2023	2/28/2025	14%	$3.20/Share	100,000	60,010	100,000	46,674
10/10/2023	4/10/2025	14%	$3.20/Share	375,000	246,871	375,000	214,871
11/3/2023	5/3/2025	14%	$3.20/Share	150,000	115,950	150,000	103,808
11/7/2023	5/7/2025	14%	$3.20/Share	50,000	38,237	50,000	35,613
11/7/2023	5/7/2025	14%	$3.20/Share	50,000	38,237	50,000	35,613
11/28/2023	5/28/2025	14%	$3.20/Share	50,000	36,925	50,000	34,674
12/4/2023	6/4/2025	14%	$3.20/Share	25,000	18,295	25,000	17,407
12/6/2023	6/8/2025	14%	$3.20/Share	500,000	358,064	500,000	342,064
12/18/2023	6/18/2025	14%	$3.20/Share	50,000	35,241	50,000	34,594
						$4,724,950	$2,369,483

Notes Payable

From January 29, 2024, to March 29, 2024, the Company and seven holders of notes payable which matured between January 29, 2024, and March 29, 2024, agreed to extend the maturity of the note payables, which had outstanding principal balances totaling $580,000, by six months. The Company accounted for each amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. In connection with the amendments, the Company agreed to extend the exercise date of 580,000 warrants to purchase shares of common stock, originally issued with the notes payable and set to expire on the maturity date of the notes payable, exercisable at $1.00 per share by approximately three years. The extension of the warrants, which were valued at $906,669, resulted in a discount on the notes totaling $353,271 pursuant to ASC 470-20-30.

On April 10, 2024, the Company received funding from a Bridge Loan and Security Agreement (“Agreement”) entered into with Clearview Funding Group LLC (“Lender”) on March 26, 2024.  Pursuant to the terms of the Agreement, the Company borrowed an aggregate of $800,000 from the Lender and is required to repay to Lender a total of $1,080,000 (“Repayment Amount”). The Repayment Amount will be made to Lender over a period of forty-eight (48) weeks on a weekly basis. The Company shall pay $7,375 per week during the first twelve weeks and $27,375 per week for the next thirty-six weeks.  In connection with the Agreement, the Company has granted a security interest to Lender in certain of the Company’s assets, subject to prior security interests as more fully described in the Agreement, as collateral for the repayment of the Repayment Amount. The Company may prepay the then outstanding Repayment Amount at any time, however, if the Company seeks to repay the Repayment Amount within 120 days from April 10, 2024 the Lender has agreed to provide the Company an early prepayment discount.  In connection with the Agreement, the Company agreed to issue 100,000 shares of its common stock to the Lender as a commitment fee. The common stock, valued at $144,000, resulted in a discount totaling $121,251 pursuant to ASC 470-20-30.

On June 11, 2024, the Company’s board of directors authorized the Company to enter into a Bridge Loan and Security Agreement (“Agreement”) with Clearview Funding Group LLC (“Lender”).  Pursuant to the terms of the Agreement, the Company will borrow an aggregate of $600,000 from the Lender and is required to repay to Lender a total of $870,000 (“Repayment Amount”). On June 14, 2024, the Lender advanced $200,000 of the loan to the Company pursuant to the Agreement.  The Repayment Amount will be paid to Lender over a period of twenty-eight (28) weeks on a weekly basis (“Term”).   In connection with the Agreement, the Company granted a security interest to Lender in certain of the Company’s assets, subject to prior security interests as more fully described in the Agreement, as collateral for the repayment of the Repayment Amount. The Company may prepay the then outstanding Repayment Amount at any time, however, if the Company repays the Repayment Amount within sixty days from the date of the Agreement the Lender has agreed to provide the Company an early prepayment discount.  In connection with the Agreement, the Company agreed to issue 200,000 shares of its common stock to the Lender as a commitment fee. The common stock, valued at $137,800, resulted in a discount totaling $110,954 pursuant to ASC 470-20-30.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s notes payable at June 30, 2024:

			Balances - At Issuance		Balances – 6/30/2024
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
7/29/2022	7/29/2024	10%	50,000	29,664	50,000	4,980
8/11/2022	8/11/2024	10%	150,000	88,247	150,000	21,149
3/26/2024	3/15/2025	-%	960,000	313,736	913,375	263,516
6/11/2024	1/11/2025	-%	720,000	261,439	708,000	239,064
6/14/2024	6/30/2024	5%	100,000	-	100,000	-
					$1,941,775	$528,709

The following table presents a summary of the Company’s notes payable at December 31, 2023:

			Balances - At Issuance		Balances - 12/31/2023
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	1,648
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	7,876
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	2,630
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	5,091
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	3,661
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	3,658
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	4,382
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	9,974
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	6,372
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	25,486
12/8/2023	7/8/2024	14%	1,563,929	1,563,929	1,563,929	988,778
					$2,289,329	$1,059,556

Line of Credit

On October 3, 2014, the Company entered into a $30,000 line of credit agreement with a former member of the Company. The line of credit has no maturity with interest at 8.00%. As of June 30, 2024, the outstanding principal and accrued interest totaled $33,210.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities

The table below summarizes future maturities of the Company’s debt as of June 30, 2024:

June 30,	Amount
2025	$2,181,375
2026	-
2027	-
2028	-
2029	-
Thereafter	20,400
2,201,775
Less - Discounts	(568,857)
$1,632,918

NOTE 5 – EQUITY

Common Stock

During February 2024, the Company paid $38,382 in accrued interest due to noteholders by issuing 28,829 shares of common stock.

Preferred Stock

During June 2024, the Company designated 12,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1,000 per share and shall accrue dividends on a quarterly basis at a rate of 12% per annum which shall be paid in kind. The Series A Preferred Stock is convertible, at any time after issuance, into shares of the Company’s common stock at $850 per share of Series A Preferred Stock, proportionately adjusted in the event of a stock split, stock combination or similar event. Thereafter, the conversion price shall be equal to the product of the: (i) VWAP on the conversion date and (ii) 0.75.  In no event shall the conversion price ever be less than $100 per share, proportionately adjusted in the event of a stock split, stock combination or similar event up to a maximum adjustment of $500 per share. The Company may redeem all, or a portion, of the Series A Preferred Stock outstanding at any time, in cash at a price equal to the stated value plus accrued dividends. The Series A Preferred Stock will rank, with respect to rights to the distribution of assets in the event of any liquidation, dissolution or winding up of the Company: (i) senior to the Company’s Common Stock, par value $0.0001 per share (“Common Stock”); (ii) on parity with all Preferred Stock of the Company with terms specifically providing that such Preferred Stock rank on parity with the Series A Preferred Stock with respect to rights to the distribution of assets upon any liquidation, dissolution or winding up of the Company; (iii) senior to all Preferred Stock of the Company with terms specifically providing that such Preferred Stock rank junior to the Series A Preferred Stock with respect to rights to the distribution of assets upon any liquidation, dissolution or winding up of the Company, and (iv) junior to all Preferred Stock of the Company with terms specifically providing that such Preferred Stock rank senior to the Series A Preferred Stock with respect to rights to the distribution of assets upon any liquidation, dissolution or winding up of the Company.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the period ended June 30, 2024, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 4.10% to 4.60%; volatility ranging from 209% to 302% based on the historical volatility of the Company’s common stock; exercise prices of $0.85 to $1.00; and terms of 36 to 43 months.

From January 10, 2024, to February 20, 2024, eight warrant holders cashless exercised a total of 5,457,500 warrants to purchase common stock, resulting in the issuance of 3,839,559 shares of common stock.

The table below summarizes the Company’s warrants for the period ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2023	17,046,823	$0.76	1.73
Issued	250,000	$0.85	3.00
Forfeited	-	$-	-
Exercised	(5,457,500)	$0.54	2.22
Warrants as of June 30, 2024	11,839,323	$0.86	4.68

At June 30, 2024, warrants to purchase 11,589,323 shares of common stock were vested and warrants to purchase 250,000 shares of common stock remained unvested. The Company expects to incur expenses for the unvested warrants totaling $165,000 as they vest.

Options

During the period ended June 30, 2024, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rate of 3.97%; volatility of 267% based on the historical volatility of the Company’s common stock; exercise price of $1.95; and terms of 5 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

The following table summarizes the Company’s options for the period ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2023	9,024,068	$0.83	3.77
Issued	500,000	$1.95	5.00
Forfeited	(1,000,000)	$0.96	3.05
Exercised	-	$-	-
Options as of June 30, 2024	8,524,068	$0.88	3.42

At June 30, 2024, options to purchase 6,196,307 shares of common stock were vested and options to purchase 2,327,761 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $1,308,000 as they vest.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

Shareholder Advances and Payables

At December 31, 2023, the Company had advances payable of $22,154 due to the Company’s President and CEO, Mr. Todd Michaels. Mr. Michaels is also a member of the Company’s Board of Directors. The advances payable balance was settled during June 2024, as detailed in Note 4.

At December 31, 2023, the Company had advances payable of $11,865 due to a significant shareholder. The advances payable balance was settled during June 2024, as detailed in Note 4.

At December 31, 2023, the Company had advances payable of $62,500 due to the Company’s largest shareholder. The advances payable balance was settled during June 2024, as detailed in Note 4.

At December 31, 2023, the Company had accounts payable of $258,000 due to Elysian Fields Disposal, LLC, an entity owned by the Company’s largest shareholder. The accounts payable balance was settled during June 2024, as detailed in Note 4.

At December 31, 2023, the Company had accounts payable of $78,346 due to Loutex Production Company, an entity owned by the Company’s largest shareholder. The accounts payable balance was settled during June 2024, as detailed in Note 4.

At June 30, 2024 and December 31, 2023, the Company had accounts payable of $230,000 and $120,000, respectively, due to P&C Ventures, Inc. The Company incurred $120,000 of operating expenses with P&C Ventures Inc. during the period ended June 30, 2024. Mr. Cory Hunt, who was named a director of the Company on December 28, 2021, is an officer of P&C Ventures, Inc.

Michaels Consulting

At June 30, 2024 and December 31, 2023, the Company had accounts payable of $172,000 and $344,000, respectively due to Michaels Consulting, an entity owned by the wife of Mr. Michaels. $172,000 of the accounts payable balance was settled during June 2024, as detailed in Note 4.

Notes Payable

During January 2022, the Company entered into a note agreement with P&C Ventures, Inc. totaling $1,485,000 and issued 2,700,000 warrants related to the note. During January 2023, the Company amended the January 2022 note agreement with P&C Ventures, Inc. and issued warrants related to the amendment. During July 2023, the Company amended the January 2023 agreement and modified warrants related to the original note. During December 2023, the Company amended the July 2023 agreement and modified warrants related to the original note. P&C Ventures, Inc. was the holder of the $1,563,929 note maturing on July 8, 2024. This note, along with accrued interest payable of $96,085, was one of the notes settled during June 2024, as detailed in Note 4.

The wife of Mr. Michaels was the holder of a $50,000 note maturing on September 7, 2024. This note was one of the notes extended during March 2024, as detailed in Note 4. The Company accounted for the amendment as an extinguishment of existing debt and issuance of new debt pursuant to ASC 470-50-40. In connection with the amendment, the Company agreed to extend the exercise date of 50,000 warrants to purchase shares of common stock, originally issued with the note payable and set to expire on the maturity date of the note payable, exercisable at $1.00 per share by approximately three years. The extension of the warrants, which were valued at $73,725, resulted in a discount on the notes totaling $29,794 pursuant to ASC 470-20-30. This note, along with accrued interest payable of $2,274, was one of the notes settled during June 2024, as detailed in Note 4.

Mr. Michaels is the holder of the $100,000 note maturing on June 30, 2024 (Note 4).

The Company’s largest shareholder was the holder of the $25,000 note maturing on May 9, 2024. This note, along with accrued interest payable of $1,137, was one of the notes settled during June 2024, as detailed in Note 4.

Convertible Notes Payable

Mr. Michaels was the holder of the $100,000 convertible note maturing on July 24, 2024. This note, along with accrued interest payable of $6,367, was one of the notes settled during June 2024, as detailed in Note 4.

Mr. Charles Markovic is the holder of the $100,000 convertible note which matured on July 5, 2024 (Note 4).

Mr. Michaels is the holder of the $80,000 convertible note which matured on July 17, 2024 (Note 4).

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Director Options

During January 2024, two of the Company’s directors, Dr. Christine Gulbranson and Alina Zagaytova, each received 250,000 options (Note 5) valued at approximately $474,000. The options vested immediately upon issuance.

Accrued Bonus

At June 30, 2024, and December 31, 2023, the Company had accrued bonus compensation for its CEO of approximately $150,000.

At June 30, 2024 and December 31, 2023, the Company had accrued bonus compensation for its former CFOs of approximately $165,000.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets as of June 30, 2024, are summarized as follows:

			Accumulated
Type	Useful Life	Amount	Amortization	Net
Development rights	2-3 years	$769,383	$306,161	$463,222
Customer relationships	5 years	233,800	116,900	116,900
		$1,003,183	$423,061	$580,122

The Company’s intangible assets as of December 31, 2023, are summarized as follows:

			Accumulated
Type	Useful Life	Amount	Amortization	Net
Development rights	2-3 years	$769,383	$169,599	$599,784
Customer relationships	5 years	233,800	93,520	140,280
		$1,003,183	$263,119	$740,064

Future amortization of the Company’s intangible assets as of June 30, 2024 are as follows:

December 31,	Amount
2024	$159,942
2025	286,852
2026	133,328
$580,122

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

Recently Issued Accounting Pronouncements

During the six months ended June 30, 2024, and through August 14, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

Liquidity and Capital Resources

At June 30, 2024, the Company had a cash balance of $255,290, as compared to a cash balance of $1,412,379 at December 31, 2023. The Company reported net cash flows used in operating activities of $2,677,283 for the six months ended June 30, 2024, compared to $689,666 for the six months ended June 30, 2023. The $1,987,617 increase in cash flows used in operating activities for the six months ended June 30, 2024, was primarily driven by an increase in cash used for contract liabilities and contract assets of $1,796,727 and $685,156, respectively.  The Company reported cash flows used in investing activities of $68,196 during the six months ended June 30, 2024, and had no investing activities for the six months ended June 30, 2023. Cash used for investing activities in 2024 was related to the purchase of property and equipment. The Company had net cash flows from financing activities of $1,588,390 during the six months ended June 30, 2024, compared to $1,734,330 during the six months ended June 30, 2023. Cash flows from financing activities during the six months ended June 30, 2024, were the result of $1,687,015 in proceeds from loan agreements and $98,625 in repayments of loan agreements.  Cash flows from financing activities during the six months ended June 30, 2023, were the result of $1,804,950 in proceeds from loan agreements and $70,620 in repayments of loan agreements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024 and 2023, the Company’s revenues totaled $1,863,242 and $4,158,122, respectively. Gross loss for the three months ended June 30, 2024, totaled $717,904 compared to a gross profit of $1,704,808 in the comparable prior year period. The Company experienced a slowdown in one of its core projects due to unexpected cost overruns which resulted in lower revenue recognition during the second quarter and a decrease in our profit margin on this project.  We anticipate the Company’s revenues and gross margins in upcoming quarters to increase from the current level as revenues are recognized from projects in progress and in the pipeline and as we commercialize new project opportunities and cover more fixed costs within cost of sales expanding our margins.

For the three months ended June 30, 2024, our operating expenses increased to $1,755,066 compared to $1,460,362 for the comparable period in 2023. The increase of $294,704, or 20%, was primarily driven by payroll and related expenses of $338,733 (included in general and administrative expenses) associated with added strategic management. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the three months ended June 30, 2024, other expenses totaled $19,752,696 compared to $1,183,783 in the comparable prior year period. The $18,568,913 increase in other expenses was primarily driven by the $16,861,344 loss on conversion of debt and accounts payable into equity and a $1,381,428 increase in the amortization of debt discount related to the debt conversion and new note agreements.  We anticipate other expenses to continue to be driven by these factors on a comparable basis throughout 2024.

The activities above resulted in net losses of $22,225,666 and $1,569,337 for the three months ended June 30, 2024 and 2023, respectively.

Comparison of the Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024 and 2023, the Company’s revenues were $2,296,041 and $4,208,856, respectively. The source of our revenues comes from engineering, procurement and construction services (“EPC”) and consulting services performed for solar energy projects. Gross loss for the six months ended June 30, 2024, totaled $666,327 compared to gross profit of $1,079,683 in the comparable prior year period. The Company experienced a slowdown in one of its core projects due to unexpected cost overruns which resulted in lower revenue recognition during the second quarter and a decrease in our profit margin on this project.  We anticipate the Company’s revenues and gross margins in upcoming quarters to increase from the current level as revenues are recognized from projects in progress and in the pipeline and as we commercialize new project opportunities and cover more fixed costs within cost of sales expanding our margins.

For the six months ended June 30, 2024, operating expenses were $4,788,041 compared to $2,668,510 in the comparable prior year period. The increase of $2,119,531, or 79%, was primarily driven by increases in stock-based compensation expenses of $1,214,701, payroll and related expenses of $759,095 (included in general and administrative expenses). These increases were the result of the addition of strategic management as well as both internal and outsourced staff to support our continued expansion efforts. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the six months ended June 30, 2024, other expenses totaled $21,247,740, compared to $3,390,863 in the comparable prior year period. The $17,856,877 increase in other expenses was primarily driven by the $16,861,344 loss on conversion of debt and accounts payable into equity and a $1,850,491 increase in the amortization of debt discount related to the debt conversion and new note agreements. We anticipate other expenses to continue to be driven by these factors on a comparable basis throughout 2024.

The activities above resulted in net losses of $26,702,108 and $4,979,690 for the six months ended June 30, 2024 and 2023, respectively.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our management concluded that the Company's disclosure controls and procedures as of June 30, 2024, were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: August 14, 2024	Correlate Energy Corp. (Registrant) /s/ Todd Michaels
Todd Michaels Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2024	Correlate Energy Corp. (Registrant) /s/ Charles Markovic
Charles Markovic Chief Financial Officer (Principal Financial and Accounting Officer)

