Form 10-Q
period 2024-09-30
Correlate Energy Corp.
filed 2024-11-19
CIK 1108645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

_____________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.0001 per share, outstanding as of November 14, 2024 was 78,280,884.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

CORRELATE ENERGY CORP.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023

Assets
Current assets
Cash	$318,008	$1,412,379
Accounts receivable	67,692	408,816
Contract assets	2,363,502	53,445
Prepaid expenses and other current assets	1,175,575	1,010,781
Total current assets	4,347,443	2,885,421

Property and equipment
Property and equipment, net	82,445	172,354
Total property and equipment	82,445	172,354

Other assets
Intangible assets - customer relationships, net	105,210	140,280
Intangible assets - development rights, net	394,941	599,784
Goodwill	762,851	762,851
Total other assets	1,263,002	1,502,915

Total assets	$5,270,224	$4,560,690

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$5,391,848	$304,400
Accounts payable, related party	471,000	800,346
Accrued expenses	836,395	1,136,099
Customer deposits	1,567,539	1,787,739
Shareholder advances	-	96,519
Line of credit	30,000	30,000
Notes payable, current portion, net of discount	1,397,216	1,229,773
Convertible notes payable, current portion, net of discount	213,031	1,420,160
Total current liabilities	9,907,029	6,805,036

Convertible notes payable, net of current portion and discount	-	935,307

Total liabilities	9,907,029	7,740,343

Stockholders' deficit
Preferred stock $0.0001 par value; authorized 50,000,000 shares with 5,154.32 and -0- issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	-
Common stock $0.0001 par value; authorized 400,000,000 shares with 78,280,884 and 36,270,674 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7,827	3,627
Additional paid-in capital	45,408,769	17,873,545
Accumulated deficit	(50,053,402)	(21,056,825)
Total stockholders' deficit	(4,636,805)	(3,179,653)

Total liabilities and stockholders' deficit	$5,270,224	$4,560,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$4,540,082	$930,277	$6,836,123	$5,139,133
Cost of revenues	4,632,496	698,256	7,594,864	3,827,429
Gross (loss) profit	(92,414)	232,021	(758,741)	1,311,704

Operating expenses
General and administrative	730,764	805,756	2,857,624	2,195,003
Stock-based compensation	328,025	458,986	2,127,101	1,043,361
Legal and professional	426,814	465,977	1,104,568	1,098,221
Depreciation and amortization	92,170	89,841	276,521	152,485
Total operating expenses	1,577,773	1,820,560	6,365,814	4,489,070

Loss from operations	(1,670,187)	(1,588,539)	(7,124,555)	(3,177,366)

Other income (expense)
Interest expense	(20,319)	(183,273)	(431,289)	(437,524)
Amortization of debt discount	(242,675)	(1,611,905)	(4,181,295)	(3,700,034)
Financing costs	(230,000)	-	(270,000)	(4,156,291)
Loss on settlement of liabilities	-	-	(16,861,344)	-
Loss on disposition of assets	(132,497)	-	(132,497)	-
Other income	1,209	-	4,403	-
Change in fair value of derivative liability	-	-	-	3,107,808
Total other income (expense)	(624,282)	(1,795,178)	(21,872,022)	(5,186,041)

Net loss	$(2,294,469)	$(3,383,717)	$(28,996,577)	$(8,363,407)

Basic and diluted loss per share	$(0.04)	$(0.09)	$(0.60)	$(0.23)

Weighted average shares outstanding - basic and diluted	61,507,189	36,175,490	48,196,456	35,937,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2022	-	$-	35,323,626	$3,532	$5,459,220	$(8,268,426)	$(2,805,674)

Issuance of shares for services	-	-	17,045	2	14,998	-	15,000

Issuance of shares for financing costs	-	-	4,245	-	4,500	-	4,500

Issuance of shares for the payment of accrued interest	-	-	5,655	1	7,587	-	7,588

Stock based compensation	-	-	-	-	253,851	-	253,851

Settlement of derivative liability	-	-	-	-	50,582	-	50,582

Net loss	-	-	-	-	-	(3,410,353)	(3,410,353)

Balances, March 31, 2023	-	$-	35,350,571	$3,535	$5,790,738	$(11,678,779)	$(5,884,506)

Issuance of shares for services	-	-	500,000	50	132,762	-	132,812

Issuance of shares for the payment of accrued interest	-	-	7,661	1	6,512	-	6,513

Stock based compensation	-	-	-	-	330,524	-	330,524

Issuance of warrants in connection with debt	-	-	-	-	28,334	-	28,334

Issuance of shares for intangible assets	-	-	362,319	36	249,964	-	250,000

Issuance of shares for property and equipment	-	-	92,010	9	57,498	-	57,507

Issuance of returnable shares	-	-	1,200,000	120	(120)	-	-

Return of returnable shares	-	-	(1,360,000)	(136)	136	-	-

Settlement of derivative liability	-	-	-	-	5,844,608	-	5,844,608

Net loss	-	-	-	-	-	(1,569,337)	(1,569,337)

Balances, June 30, 2023	-	$-	36,152,561	$3,615	$12,440,956	$(13,248,116)	$(803,545)

Issuance of shares for services	-	-	-	-	39,843	-	39,843

Issuance of shares for the payment of accrued interest	-	-	28,896	3	18,553	-	18,556

Stock based compensation	-	-	-	-	458,986	-	458,986

Issuance of warrants in connection with debt	-	-	-	-	1,322,648	-	1,322,648

Net loss	-	-	-	-	-	(3,383,717)	(3,383,717)

Balances, September 30, 2023	-	$-	36,181,457	$3,618	$14,280,986	$(16,631,833)	$(2,347,229)

Balances, December 31, 2023	-	$-	36,270,674	$3,627	$17,873,545	$(21,056,825)	$(3,179,653)

Issuance of shares for the payment of accrued interest	-	-	28,829	3	38,379	-	38,382

Issuance of shares for the cashless exercise of warrants	-	-	3,839,559	384	(384)	-	-

Issuance of warrants in connection with debt	-	-	-	-	353,272	-	353,272

Stock based compensation	-	-	-	-	1,446,056	-	1,446,056

Net loss	-	-	-	-	-	(4,476,442)	(4,476,442)

Balances, March 31, 2024	-	$-	40,139,062	$4,014	$19,710,868	$(25,533,267)	$(5,818,385)

Issuance of warrants in connection with debt	-	-	-	-	118,356	-	118,356

Issuance of shares in connection with debt	-	-	300,000	30	232,175	-	232,205

Issuance of shares and warrants for the settlement of liabilities	7,809	1	17,423,557	1,742	24,668,366	-	24,670,109

Stock based compensation	-	-	-	-	353,020	-	353,020

Net loss	-	-	-	-	-	(22,225,666)	(22,225,666)

Balances, June 30, 2024	7,809	$1	57,862,619	$5,786	$45,082,785	$(47,758,933)	$(2,670,361)

Issuance of in-kind dividends	234	-	-	-	-	-	-

Issuance of shares for the cashless exercise of warrants		-	113,266	11	(11)	-	-

Conversion of preferred into common	(2,889)	-	20,304,999	2,030	(2,030)	-	-

Stock based compensation	-	-	-	-	328,025	-	328,025

Net loss	-	-	-	-	-	(2,294,469)	(2,294,469)

Balances, September 30, 2024	5,154	$1	78,280,884	$7,827	$45,408,769	$(50,053,402)	$(4,636,805)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORRELATE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	For the nine months ended
	September 30,
	2024	2023
Operating activities
Net loss	$(28,996,577)	$(8,363,407)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	276,521	152,485
Amortization of debt discount	4,181,295	3,700,034
Stock issued for services	-	187,655
Stock-based compensation	2,127,101	1,043,361
Financing costs	270,000	4,156,291
Loss on settlement of liabilities	16,861,344	-
Loss on disposition of assets	132,497	-
Change in fair value of derivative liability	-	(3,107,808)
Changes in operating assets and liabilities:
Accounts receivable	341,124	-
Contract assets	(2,310,057)	556,082
Prepaid expenses and other current assets	(164,794)	(301,589)
Accounts payable	5,267,094	(114,656)
Accrued expenses	128,069	(401,629)
Customer deposits	(220,200)	3,076,771
Net cash (used in) provided by operating activities	(2,106,583)	583,590

Investing activities
Purchase of property and equipment	(79,196)	(65,785)
Purchase of intangible assets	-	(400,000)
Net cash used in investing activities	(79,196)	(465,785)

Financing activities
Proceeds from issuance of notes payable	1,487,015	-
Proceeds from issuance of convertible notes payable	250,000	3,474,950
Repayment of notes payable	(645,607)	(470,800)
Net cash provided by financing activities	1,091,408	3,004,150

Net increase (decrease) in cash	$(1,094,371)	$3,121,955
Cash - beginning of period	1,412,379	96,308
Cash - end of period	$318,008	$3,218,263

Cash paid for income taxes	$-	$-
Cash paid for interest	$190,231	$245,136

Supplemental schedule of non-cash investing and financing activities
Shares issued for settlement of accrued interest	$38,382	$32,657
Discount on notes payable from issuance of warrants	$353,272	$1,350,982
Discount on convertible notes payable from issuance of warrants	$118,356	$-
Discount on notes payable from issuance of common stock	$232,205	$-
Discount on notes payable	$342,970	$-
Discount on notes payable from derivative liability	$-	$1,563,929
Discount on convertible notes payable from derivative liability	$-	$2,564,950
Accrued interest settled through note payable	$-	$78,929
Settlement of derivative liability	$-	$5,895,190
Shares issued for intangible assets	$-	$250,000
Shares issued for property and equipment	$-	$57,507
Returnable shares issued in connection with notes payable	$-	$120
Return of returnable shares issued in connection with notes payable	$-	$136

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2024, and December 31, 2023.

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

Accounts Receivable

Accounts receivable consist of invoiced and unpaid sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. There were no doubtful accounts as of September 30, 2024, and December 31, 2023.

Contract Assets

The Company’s contracts with customers contain milestone payments which do not coincide with revenue recognition. Accordingly, contract assets consist of earned but unbilled revenues.

Property and Equipment

Property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination.

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

The Company operates in one business segment in the United States and its revenues are derived from contracts for engineering, procurement and construction services ("EPC") and consulting. These contracts may have different terms based on the scope, performance obligations and complexity of the engagement, which may require us to make judgments and estimates in recognizing revenues.

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any Level 1, Level 2 or Level 3 assets and liabilities at September 30, 2024, or December 31, 2023.

The following is a summary of activity of Level 3 liabilities during the nine months ended September 30, 2023:

Balance - December 31, 2022	$722,328
Additions	8,280,670
Settlement	(5,895,190)
Change in fair value	(3,107,808)
Balance – September 30, 2023	$-

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

The Company had potential additional dilutive securities outstanding at September 30, 2024, and 2023, all of which were antidilutive, as follows:

	September 30,	September 30,
	2024	2023
Options	8,021,081	7,204,068
Warrants	11,639,323	14,474,494
Convertible notes payable	159,625	1,085,922
	19,820,029	22,764,484

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

During the period ended September 30, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

On May 17, 2024, the Company entered into a convertible note agreement with Mr. Todd Michaels, former CEO, totaling $80,000. The note, which bears interest at 2% per month, matured on July 17, 2024. In connection with the convertible note agreement, the Company issued 80,000 warrants exercisable at $0.85 per share. The warrants were fully vested at issuance and expire on May 17, 2027. The warrants, valued at approximately $71,000, represented approximately 47% of the total consideration received and resulted in an additional discount on the notes totaling $37,684 pursuant to ASC 470-20-30.

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

The following table presents a summary of the Company’s convertible notes payable at September 30, 2024

				Balances - At Issuance		Balances – 9/30/2024
Origination	Maturity	Interest	Conversion Rate	Principal	Discount	Principal	Discount
12/18/2023	6/18/2025	14%	$3.20Share	50,000	35,241	50,000	16,970
5/9/2024	7/5/2024	24%	$1.25/Share	100,000	54,391	100,000	-
5/17/2024	7/17/2024	24%	$1.25/Share	80,000	37,684	80,000	-
						$230,000	$16,970

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s convertible notes payable at December 31, 2023:

				Balances - At Issuance		Balances - 12/31/2023
Origination	Maturity	Interest	Conversion Rate	Principal	Discount	Principal	Discount
1/24/2023	7/24/2024	14%	$3.20/Share	$100,000	$100,000	$100,000	$37,884
1/25/2023	7/25/2024	14%	$3.20/Share	74,975	74,975	74,975	28,660
1/30/2023	7/30/2024	14%	$3.20/Share	100,000	100,000	100,000	38,884
2/17/2023	8/17/2024	14%	$3.20/Share	1,000,000	1,000,000	1,000,000	416,663
3/7/2023	9/7/2024	14%	$3.20/Share	100,000	100,000	100,000	45,996
3/14/2023	9/10/2024	14%	$3.20/Share	250,000	250,000	250,000	117,999
3/27/2023	9/27/2024	14%	$3.20/Share	100,000	100,000	100,000	49,496
3/30/2023	9/30/2024	14%	$3.20/Share	79,975	79,975	79,975	39,987
4/6/2023	10/6/2024	14%	$3.20/Share	50,000	50,000	50,000	24,998
4/7/2023	10/7/2024	14%	$3.20/Share	400,000	400,000	400,000	200,002
5/5/2023	11/5/2024	14%	$3.20/Share	200,000	200,000	200,000	111,112
5/9/2023	11/9/2024	14%	$3.20/Share	50,000	50,000	50,000	29,054
5/12/2023	11/12/2024	14%	$3.20/Share	50,000	50,000	50,000	29,054
6/6/2023	12/6/2024	14%	$3.20/Share	10,000	10,000	10,000	6,108
6/30/2023	12/30/2024	14%	$3.20/Share	50,000	28,334	50,000	18,893
7/7/2023	1/7/2025	14%	$3.20/Share	25,000	14,775	25,000	9,853
7/21/2023	1/21/2025	14%	$3.20/Share	35,000	20,103	35,000	13,969
7/26/2023	1/26/2025	14%	$3.20/Share	100,000	56,527	100,000	40,326
8/10/2023	2/10/2025	14%	$3.20/Share	500,000	268,545	500,000	198,867
8/24/2023	2/24/2023	14%	$3.20/Share	100,000	60,313	100,000	46,360
8/31/2023	2/28/2025	14%	$3.20/Share	100,000	60,010	100,000	46,674
10/10/2023	4/10/2025	14%	$3.20/Share	375,000	246,871	375,000	214,871
11/3/2023	5/3/2025	14%	$3.20/Share	150,000	115,950	150,000	103,808
11/7/2023	5/7/2025	14%	$3.20/Share	50,000	38,237	50,000	35,613
11/7/2023	5/7/2025	14%	$3.20/Share	50,000	38,237	50,000	35,613
11/28/2023	5/28/2025	14%	$3.20/Share	50,000	36,925	50,000	34,674
12/4/2023	6/4/2025	14%	$3.20/Share	25,000	18,295	25,000	17,407
12/6/2023	6/8/2025	14%	$3.20/Share	500,000	358,064	500,000	342,064
12/18/2023	6/18/2025	14%	$3.20/Share	50,000	35,241	50,000	34,594
						$4,724,950	$2,369,483

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s notes payable at September 30, 2024:

			Balances - At Issuance		Balances – 9/30/2024
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
8/11/2022	8/11/2024	10%	150,000	88,247	150,000	-
3/26/2024	3/15/2025	-%	960,000	313,736	711,750	150,566
6/11/2024	1/11/2025	-%	720,000	261,439	642,643	127,011
6/14/2024	6/30/2024	5%	100,000	-	100,000	-
7/25/2024	7/31/2024	5%	50,000	-	50,000	-
					$1,674,793	$277,577

The following table presents a summary of the Company’s notes payable at December 31, 2023:

			Balances - At Issuance		Balances - 12/31/2023
Origination	Maturity	Interest	Principal	Discount	Principal	Discount
5/29/2020	3/31/2050	4%	$20,400	$-	$20,400	$-
7/29/2022	1/29/2024	10%	50,000	29,664	50,000	1,648
8/11/2022	2/11/2024	10%	150,000	88,247	150,000	7,876
8/15/2022	2/15/2024	10%	50,000	29,513	50,000	2,630
8/31/2022	2/28/2024	10%	80,000	45,827	80,000	5,091
9/1/2022	3/1/2024	10%	50,000	29,922	50,000	3,661
9/7/2022	3/7/2024	10%	50,000	29,922	50,000	3,658
9/12/2022	3/12/2024	10%	50,000	30,316	50,000	4,382
9/29/2022	3/29/2024	10%	100,000	59,839	100,000	9,974
11/9/2022	5/9/2024	10%	25,000	25,000	25,000	6,372
11/15/2022	5/15/2024	10%	100,000	100,000	100,000	25,486
12/8/2023	7/8/2024	14%	1,563,929	1,563,929	1,563,929	988,778
					$2,289,329	$1,059,556

Line of Credit

On October 3, 2014, the Company entered into a $30,000 line of credit agreement with a former member of the Company. The line of credit has no maturity with interest at 8.00%. As of September 30, 2024, the outstanding principal and accrued interest totaled $33,815.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities

The table below summarizes current and future maturities of the Company’s debt as of September 30, 2024:

September 30,	Amount
2025 (current)	$1,844,393
2026	-
2027	-
2028	-
2029	-
Thereafter	20,400
1,864,793
Less - Discounts	(294,546)
$1,570,247

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

During the period ended September 30, 2024, 2,888.71 shares of Series A Preferred Stock were converted into 20,304,999 shares of common stock.

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the period ended September 30, 2024, the Company calculated the fair value of the warrants granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 4.10% to 4.60%; volatility ranging from 209% to 302% based on the historical volatility of the Company’s common stock; exercise prices of $0.85 to $1.00; and terms of 36 to 43 months.

From January 10, 2024, to February 20, 2024, nine warrant holders cashless exercised a total of 5,657,500 warrants to purchase common stock, resulting in the issuance of 3,952,825 shares of common stock.

The table below summarizes the Company’s warrants for the period ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants as of December 31, 2023	17,046,823	$0.76	1.73
Issued	250,000	$0.85	3.00
Forfeited	-	$-	-
Exercised	(5,657,500)	$0.55	2.30
Warrants as of September 30, 2024	11,639,323	$0.86	4.43

At September 30, 2024, warrants to purchase 11,451,823 shares of common stock were vested and warrants to purchase 187,500 shares of common stock remained unvested. The Company expects to incur expenses for the unvested warrants totaling $124,000 as they vest.

Options

During the period ended September 30, 2024, the Company calculated the fair value of the options granted based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock on the date of issuance; risk-free interest rates ranging from 3.97% to 4.23%; volatility ranging from 267% to 272% based on the historical volatility of the Company’s common stock; exercise prices ranging from $0.40 to $1.95; and terms of 5 years. The fair value of options granted is expensed as vesting occurs over the applicable service periods.

The following table summarizes the Company’s options for the period ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Options as of December 31, 2023	9,024,068	$0.83	3.77
Issued	600,000	$1.69	5.00
Forfeited	(1,602,987)	$0.92	3.39
Exercised	-	$-	-
Options as of September 30, 2024	8,021,081	$0.88	3.13

At September 30, 2024, options to purchase 6,420,718 shares of common stock were vested and options to purchase 1,600,363 shares of common stock remained unvested. The Company expects to incur expenses for the unvested options totaling $1,047,000 as they vest.

NOTE 6 – REVENUE

During the nine months ended September 30, 2024, the Company recognized revenue of $1,609,043 that was included in the customer deposits balance at December 31, 2023.

During the nine months ended September 30, 2024, the Company did not recognize revenue related to performance obligations satisfied in prior periods.

The Company had $9,539,675 in remaining performance obligations at September 30, 2024.

Concentrations

For the nine months ended September 30, 2024 and 2023, the Company had the following revenue concentrations:

	Revenues
Customer	2024	2023
Customer A	51%	88%
Customer B	34%	*
Customer C	11%	*
Customer D	*	*
Customer E	*	*

* = Less than 10%

CORRELATE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

Shareholder Advances and Payables

At December 31, 2023, the Company had advances payable of $22,154 due to the Company’s former President and former CEO, Mr. Todd Michaels. Mr. Michaels was also a member of the Company’s Board of Directors. The advances payable balance was settled during June 2024, as detailed in Note 4.

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

At September 30, 2024 and December 31, 2023, the Company had accounts payable of $290,000 and $120,000, respectively, due to P&C Ventures, Inc. The Company incurred $180,000 of operating expenses with P&C Ventures Inc. during the period ended September 30, 2024. Mr. Cory Hunt, who was formerly a director of the Company, is an officer of P&C Ventures, Inc.

Michaels Consulting

At September 30, 2024 and December 31, 2023, the Company had accounts payable of $172,000 and $344,000, respectively due to Michaels Consulting, an entity owned by the wife of Mr. Michaels. $172,000 of the accounts payable balance was settled during June 2024, as detailed in Note 4.

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

Mr. Michaels is the holder of the $100,000 note which matured on June 30, 2024, and the $50,000 note which matured on July 31, 2024 (Note 4).

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

Mr. Charles Markovic, CFO, is the holder of the $100,000 convertible note which matured on July 5, 2024 (Note 4).

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

Accrued Bonus

At September 30, 2024, and December 31, 2023, the Company had accrued bonus compensation for Todd Michaels of approximately $150,000.

At September 30, 2024 and December 31, 2023, the Company had accrued bonus compensation for its former CFOs of approximately $115,000.

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

Recently Issued Accounting Pronouncements

During the nine months ended September 30, 2024, and through the issuance of this report, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

Liquidity and Capital Resources

At September 30, 2024, the Company had a cash balance of $318,008, as compared to a cash balance of $1,412,379 at December 31, 2023. The Company reported net cash flows used in operating activities of $2,106,583 for the nine months ended September 30, 2024, compared to net cash provided by operating activities of $583,590 for the nine months ended September 30, 2023. The $2,690,173 increase in cash flows used in operating activities for the nine months ended September 30, 2024, was primarily driven by an increase in cash used for contract liabilities and contract assets of $3,296,971 and $2,866,139, respectively, partially offset by an increase in accounts payable of $5,381,750. The Company reported cash flows used in investing activities of $79,196 during the nine months ended September 30, 2024 compared to cash flows used in investing activities of $465,785 for the nine months ended September 30, 2023. Cash used for investing activities in 2024 was related to software implementation costs, which were written off and recorded as a loss on disposal during the third quarter of 2024. Cash flows used in investing activities in 2023 were all related to the purchase of intangible assets and property and equipment. The Company had net cash flows from financing activities of $1,091,408 during the nine months ended September 30, 2024, compared to $3,004,150 during the nine months ended September 30, 2023. Cash flows from financing activities during the nine months ended September 30, 2024, were the result of $1,487,015 in proceeds from loan agreements and $645,607 in repayments of loan agreements and $250,000 in proceeds from the issuance of convertible notes. Cash flows from financing activities during the nine months ended September 30, 2023, were the result of $3,474,950 in proceeds from the issuance of convertible notes and $470,800 in repayments of loan agreements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024 and 2023, the Company’s revenues totaled $4,540,082 and $930,277, respectively. The source of our revenues comes from engineering, procurement and construction services (“EPC”) and consulting services performed for solar energy projects. Gross loss for the three months ended September 30, 2024, totaled $92,414 compared to gross profit of $232,021 in the comparable prior year period. The Company recognized revenues on three additional projects during the third quarter accounting for the increase in revenues. The pressure on gross margin continued in the third quarter due to unexpected cost overruns on one of our core projects which resulted in lower revenue recognition in the third quarter and a decrease in our profit margin on this project. We anticipate the Company’s revenues and gross margins in upcoming quarters to increase from the current level as revenues are recognized from projects in progress and in the pipeline and as we commercialize new project opportunities and cover more fixed costs within cost of sales expanding our margins.

For the three months ended September 30, 2024, our operating expenses were $1,577,773 compared to $1,820,560 for the comparable period in 2023. The decrease of $242,787, or 13%, was primarily driven by lower stock-based compensation of $130,961 and a net decrease in general and administrative expenses of $74,992 in the third quarter of 2024 driven by lower marketing and legal costs partially offset by an increase in payroll and related expenses associated with added strategic management. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the three months ended September 30, 2024, other expenses totaled $624,282 compared to $1,795,178 in the comparable prior year period. The $1,170,896 decrease in other expenses was primarily driven by the decrease in amortization of debt discount of $1,369,230 and lower interest expense of $162,954 related to 2023 note agreements with no similar activity in the comparable period of 2024, as the majority of these notes were converted during the second quarter of 2024. We anticipate other expenses to continue to be driven by these factors on a comparable basis throughout 2024. During the third quarter of 2024, we recognized a loss on disposal of assets of $132,497 due to the write-off of software implementation costs.

The activities above resulted in net losses of $2,294,469 and $3,383,717 for the three months ended September 30, 2024 and 2023, respectively.

Comparison of the Nine months ended September 30, 2024 and 2023

For the nine months ended September 30, 2024 and 2023, the Company’s revenues were $6,836,123 and $5,139,133, respectively. The source of our revenues comes from engineering, procurement and construction services (“EPC”) and consulting services performed for solar energy projects. Gross loss for the nine months ended September 30, 2024, totaled $758,741 compared to gross profit of $1,311,704 in the comparable prior year period. The Company experienced a slowdown in one of its core projects due to unexpected cost overruns which resulted in lower revenue recognition during the year and a decrease in our profit margin on this project. We anticipate the Company’s revenues and gross margins in upcoming quarters to continue to increase from the current level as revenues are recognized from projects in progress and in the pipeline and as we commercialize new project opportunities and cover more fixed costs within cost of sales expanding our margins.

For the nine months ended September 30, 2024, operating expenses were $6,365,814 compared to $4,489,070 in the comparable prior year period. The increase of $1,876,744, or 42%, was primarily driven by an increase in stock-based compensation expenses of $1,083,740 and payroll and related expenses of $829,434 (included in general and administrative expenses). These increases were the result of the addition of strategic management as well as both internal and outsourced staff to support our continued expansion efforts. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to wages and compensation, advertising, and insurance partially offset by added contribution margins from anticipated revenue growth.

For the nine months ended September 30, 2024, other expenses totaled $21,872,022, compared to $5,186,041 in the comparable prior year period. The $16,685,981 increase in other expenses was primarily driven by the $16,861,344 loss on conversion of debt. We expect other expenses to be driven by the loss on conversion on a comparable basis throughout the remainder of 2024.

The activities above resulted in net losses of $28,996,577 and $8,363,407 for the nine months ended September 30, 2024 and 2023, respectively.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2024, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our management concluded that the Company's disclosure controls and procedures as of September 30, 2024, were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 15, 2024, we received notices from Messer’s Bill Powers, Flaviu Forgaciu and Kerry Lutz of their resignation from the Board of Directors which stated no disagreements with our policies or accounting procedures. On November 18, 2024, we received notices from Ms. Alina Zagaytova and Ms. Christine Gulbranson of their resignation from the Board of Directors which stated no disagreements with our policies or accounting procedures. On November 18, 2024, we extended the role of Chuck Markovic as Interim CFO and appointed Roger Baum as Interim CEO.

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

Correlate Energy Corp. (Registrant)

Dated: November 19, 2024	/s/ Roger Baum
Roger Baum Chief Executive Officer (Principal Executive Officer)

Correlate Energy Corp. (Registrant)

Dated: November 19, 2024	/s/ Charles Markovic
Charles Markovic Chief Financial Officer (Principal Financial and Accounting Officer)

